Form 10-K/A
period 1995-12-31
MICROELECTRONIC PACKAGING INC /CA/
filed 1996-05-23
CIK 916232

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________
                                  FORM 10-K/A/1/

      This report amends the Registrant's Annual Report on Form 10-K originally filed on April 11, 1996 with the Securities and Exchange Commission.

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended   December 31, 1995
                            -----------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________________   to _________________________

                        Commission file number:  0-23562

                        MICROELECTRONIC PACKAGING, INC.
             (Exact name of Registrant as specified in its charter)

          California                                    94-3142624
   (State of Incorporation)                (I.R.S. Employer Identification No.)

                 9350 Trade Place, San Diego, California 92126
          (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (619) 530-1660

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
             None                                           None

SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, no par value.

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----

      Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 31, 1996 was approximately $8,731,272 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      On March 31, 1996, approximately 5,508,813 shares of the Registrant's Common Stock, no par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     There are no documents incorporated by reference into this Form 10-K/A.

- -----------------
/1/ This report amends the Registrant's Annual Report on Form 10-K originally filed on April 11, 1996 with the Securities and Exchange Commission.

                                    PART II
                                    -------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     Prior to November 21, 1995, the Company's independent accountants were Price Waterhouse LLP ("Price Waterhouse"). Price Waterhouse had audited the Company's financial statements annually since 1984. Effective November 21, 1995, the Company dismissed Price Waterhouse as the Company's independent accountants. The decision to dismiss Price Waterhouse was approved by the Company's Board of Directors and Audit Committee on November 20, 1995. The Company retained BDO as the Company's independent certified accountants effective November 21, 1995. The decision to retain BDO was approved by the Company's Board of Directors and Audit Committee on November 20, 1995. Prior to November 21, 1995, the Company did not consult with BDO regarding any matters relating to accounting principles or practices, financial statement disclosure, the type of opinion that might be rendered on the Company's financial statements, or on any matter that was either the subject of a disagreement or a reportable event with Price Waterhouse.

     Prior to its dismissal, Price Waterhouse delivered to the Company Reports of Independent Accountants dated March 1, 1994 and April 11, 1995, on the Company's financial statements for the past two fiscal years ended December 31, 1993 and December 31, 1994, respectively. Neither of these reports contained an adverse opinion or a disclaimer of opinion and neither of such reports was qualified or modified as to uncertainty, audit scope, or accounting principles except that each of such reports contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

     In connection with the audits for the fiscal years ended December 31, 1993 and December 31, 1994 and through November 21, 1995 (the date of dismissal), there were no disagreements with Price Waterhouse over any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Price Waterhouse, would have caused Price Waterhouse to make reference thereto in their reports on the financial statements for such years.

     In connection with its audit of the Company's financial statements for the fiscal year ended December 31, 1994, Price Waterhouse reported to the Audit Committee of the Company's Board of Directors that the Company's accounting treatment for foreign currency transactions represented a material weakness in the Company's internal controls.

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT.

GENERAL

     The Bylaws of the Company provide that the Board of Directors shall be comprised of no fewer than four (4) nor greater than seven (7) Directors, with the exact number to be fixed by the Board. The currently authorized number of Directors is five (5). On February 27, 1995, Lewis Solomon resigned from the Board of Directors. On June 6, 1995, the date of the last annual shareholders' meeting, Samsung Corning's right to designate a director expired. As a result, Suk Joon Hong, Samsung Corning's representative on the Board, resigned from the Board on such date. On November 13, 1995, William R. Thompson was appointed to the Board of Directors. Pursuant to the terms of an agreement among the Company and Transpac Capital Pte. Ltd. and a group of investors (collectively, "Transpac"), Transpac has board observer rights and the right, in the future, to appoint a representative of Transpac to the Board of Directors. No such director has been designated.

     Set forth below is information regarding the directors, including information furnished by them as to principal occupations, certain other directorships held by them, any arrangements pursuant to which they were selected as directors or nominees and their ages as of March 31, 1996.

                                              Positions and Offices
         Name               Age               Held with the Company
         ----               ---               ---------------------
Wilmer R. Bottoms (1)(2)    53   Chairman of the Board of Directors of MPI
Timothy da Silva            60   President, Chief Executive Officer and Director
                                   of MPI
Frank L. Howland(1)         69   Director of MPI
Cecil E. Smith, Jr.(1)(2)   56   Director of MPI
William R. Thompson(2)      61   Director of MPI
- -----------

(1)  Member of Compensation Committee
(2)  Member of Audit Committee

BUSINESS EXPERIENCE OF DIRECTORS

     The principal occupations of each current director of the Company for at least the last five (5) years are as follows:

     Wilmer R. Bottoms, 53, has served on the Company's Board of Directors since February 1989 and became Chairman of the Board of Directors in May 1989. Since 1984, Dr. Bottoms has been Senior Vice President of Patricof & Co. Ventures, Inc., a venture capital firm ("Patricof"). Dr. Bottoms is a general partner of APA Partners, which is the general partner of two (2) principal shareholders of the Company. From 1981 to 1984, Dr. Bottoms was President of the Semiconductor Equipment Group and Vice President of Varian Associates, a diversified electronics company. Dr. Bottoms also serves on the boards of directors of Credence Systems Corporation, a manufacturer of automatic test equipment, Protection One, a distributor of fire and burglar alarms, and several private companies. Dr. Bottoms is co-chair of the supplier roundtable for assembly and packaging of SEMI/SEMATECH, a consortium of United States companies working to enhance cooperation and participation by United States companies in assembly and packaging technology. Dr. Bottoms holds a B.A. degree in physics from Huntingdon College and a Ph.D. in physics from Tulane University.

     Timothy da Silva, 60, has been President, Chief Executive Officer and a Director of the Company since May 1989. Prior to joining the Company, from July 1985 to May 1989, Mr. da Silva was the founder and served as President and Chief Executive Officer and a director of Sigmatron Nova, Inc., a manufacturer of flat panel displays. From January 1984 to July 1985, Mr. da Silva was President, Chief Executive Officer and a director of Panelvision Corporation, a manufacturer of flat panel displays. Prior to that, Mr. da Silva had twenty-five (25) years of semiconductor industry experience. Mr. da Silva holds a B.S. degree in electrical engineering from the University of Michigan.

     Cecil E. Smith, Jr., 56, joined the Company's Board of Directors in December 1993. Mr. Smith has served as Chairman of the Board and Chief Executive Officer of S&N Corporation ("S&N"), a provider of strategic planning and business development services to the electronics industry, since he founded S&N in 1973. Mr. Smith also served as Executive Vice President and a director of Alcoa Electronics Packaging, Inc., a microelectronic packaging company, from December 1988 to March 1992 and as Chairman of the Board of Directors of Digital Telecommunications Systems, Inc., a telecommunications company co-founded by Mr. Smith, from January 1980 through November 1988. Mr. Smith holds a B.S. degree in mathematics from the University of Texas.

     Frank L. Howland, 69, has served on the Company's Board of Directors since June 1, 1994. Since March 1989, Dr. Howland has been President of Frank L. Howland Inc., a consulting company specializing in the area of assembly and packaging components. From 1955 to 1989, Dr. Howland held positions from Manager to Department Head of the Electronic Component Research and Development divisions of AT&T Bell Laboratories Inc. Dr. Howland holds a B.S. degree in civil engineering from Rutgers University and a M.S. and Ph.D. in civil/structural engineering from the University of Illinois.

     William R. Thompson, 61, joined the Company's Board of Directors in November, 1995. Mr. Thompson recently retired from Cabot Corporation, a holding company with high technology operating units involved in the chemical and advanced materials industries, where he had been Vice President-Corporate Controller since 1989. Prior to such time, Mr. Thompson was President of Kurzweil Music Systems, Inc., a manufacturer of computer based music synthesizers. Mr. Thompson's business experience also includes several executive positions at Digital Equipment Corp., a manufacturer of networked computer systems, peripherals and software, including Vice President-Corporate Controller, Vice President-External Resources and Manager of Strategic Planning. Mr. Thompson holds a B.S. degree in business administration from Colby College and an M.B.A. degree from the University of Massachusetts.

     There are no family relationships among executive officers or directors of the Company.

     During the fiscal year ended December 31, 1995, the Board of Directors held nine (9) meetings and acted by unanimous written consent on five (5) occasions. The Board of Directors has an Audit Committee and a Compensation Committee. No director serving for the full fiscal year attended fewer than 75% of the aggregate number of meetings of the Board of Directors and meetings of the Committees of the Board on which he serves.

     The Audit Committee currently consists of three (3) directors, Mr. Thompson, the Chairman, Dr. Bottoms and Mr. Smith. Lewis Solomon was a member of the Audit Committee until his resignation from the Board of Directors in February 1995. Dr. Howland was a member of the Audit Committee from March 17, 1995 until October 1, 1995. The Audit Committee is primarily responsible for approving the services performed by the Company's independent accountants and reviewing their reports regarding the Company's accounting practices and systems of internal accounting controls. During fiscal 1995, the Audit Committee held five (5) meetings.

     The Compensation Committee currently consists of three (3) directors, Dr. Bottoms, the Chairman, Dr. Howland and Mr. Smith. Mr. Solomon was a member of the Compensation Committee until his resignation in

February 1995. During fiscal 1995, the Compensation Committee held two (2) meetings. This committee reviews and approves the Company's general compensation policies, sets compensation levels, subject to Board review, for certain of the Company's executive officers and administers the Company's 1993 Plan.

DIRECTOR REMUNERATION

     On June 6, 1995, Dr. Bottoms, Dr. Howland and Mr. Smith were each granted an option to purchase 900 shares of Common Stock at an exercise price of $1.75 per share pursuant to the Automatic Option Grant Program under the Company's 1993 Stock Option/Stock Issuance Plan. On November 13, 1995, in connection with his appointment to the Board, Mr. Thompson was granted an option to purchase 9,000 shares of Common Stock under that program at an exercise price per share of $2.44. In addition, on the date of the 1996 annual meeting of shareholders, Dr. Bottoms, Dr. Howland and Messrs. Smith and Thompson will be granted an option to purchase 900 additional shares of Common Stock at an exercise price per share equal to the fair market value per share of the Company's Common Stock on the grant date, provided each such individual is to continue to serve as a Board member after the meeting.

     In addition to their participation in the 1993 Plan, directors are reimbursed for expenses incurred in connection with attending Board and committee meetings. Commencing with the first Board of Directors' meeting subsequent to the Company's initial public offering, each non-employee Board member has received a fee of $1,000 for each meeting attended. During 1995, the Company paid Dr. Howland and Mr. Thompson $3,338 and $6,162, respectively, for fees and expenses incurred in connection with consulting services provided to the Company.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5s were required for such persons, the Company believes that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners during the period from January 1, 1995 to December 31, 1995 were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table provides certain summary information concerning compensation earned, for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ending December 31, 1993, 1994 and 1995, respectively, by the Company's Chief Executive Officer, each of the other three
(3) most highly compensated executive officers of the Company who earned more than $100,000 in salary and bonus for the 1995 fiscal year and an individual who terminated his services as an executive officer during the 1995 fiscal year (hereafter referred to as the named Executive Officers).

                                                                                  Long
                                                                                  Term
                                                                                 Compen-
                                                                                 sation
                                       Annual Compensation                       Awards
                          ----------------------------------------------------------------
                                                                    Other       Securities
       Name and                                                    Annual       Underlying    All Other
       Principal                                                   Compen-       Options      Compensa-
       Position           Year   Salary ($)(1)   Bonus($)(2)      sation($)         (#)       tion($)(3)
       ---------          ----   -------------   -----------      ---------     ----------    ----------
Timothy da Silva          1995      180,000               --             --       97,471        19,691
 President and Chief      1994      169,730               --             --       76,500        17,363
 Executive Officer        1993      150,000           40,000             --           --        17,393

Waldemar Heeb             1995      120,000          353,288(5)          --           --         3,982
 Former President         1994      120,000          209,221(5)          --           --         3,185
 - CTM(4)                 1993       70,000           35,430(5)          --       13,326            --

Jee Fook Pak              1995      161,810               --         34,371(6)    16,396        18,617
 Senior  Vice             1994      139,130               --         20,426(6)     6,396(7)     20,673
 President - MPS          1993      136,285           25,000             --        6,396(7)      5,400

Charles F. Wheatley       1995      120,000               --         77,348(9)    10,661         3,046
 Vice President           1994      108,460(8)            --         60,028(9)    10,661         3,600
 Sales and Marketing      1993           --               --             --           --            --

Ernest J. Joly            1995      100,006               --             --        7,996         2,423
 Senior Vice              1994       98,083(10)           --             --       15,992(11)     2,250
 President and            1993           --               --             --           --            --
 General
 Manager - MPA

(1) Includes pre-tax contributions by the named Executive Officers to the Company's 401(k) Plan, or in the case of Mr. Pak, the Central Provident Fund.

(2) Amounts are based on the performance of the Company and each such individual through December 31, 1993. Except for the commissions paid to Mr. Heeb, no bonuses were paid for the 1994 and 1995 fiscal years.

(3) All other compensation is comprised of (i) the Company's matching contributions to its 401(k) Plan, or in the case of Mr. Pak, to the Central Provident Fund and (ii) annual premiums paid for whole life insurance policies maintained for Messrs. da Silva and Pak. Under such policies, Messrs. da Silva and Pak may designate the beneficiary of the insurance proceeds payable upon death. In addition, Messrs. da Silva and Pak will be entitled to the cash surrender value of the policy should such individual continue in the Company's employ through the year 2002.

                                 Matching 401(k)   Life Insurance
                                   Contribution       Premium
                                 ---------------   --------------
Timothy da Silva         1995        $ 4,569          $15,122
                         1994          4,470           12,893
                         1993          4,500           12,893

Waldemar Heeb            1995          3,046              936
                         1994          3,185               --
                         1993             --               --

Jee Fook Pak             1995         12,496            6,121
                         1994         15,008            5,665
                         1993             --            5,400

Charles F. Wheatley      1995          3,046               --
                         1994          3,600               --
                         1993             --               --

Ernest J. Joly           1995          2,423               --
                         1994          2,250               --
                         1993             --               --

(4) Mr. Heeb joined the Company in June 1993. Mr. Heeb's annual base salary for 1993 was $120,000. Mr. Heeb terminated his services as an executive officer of the Company effective September 1995.

(5) Amount listed consists of sales commissions based on sales of certain products by Mr. Heeb; $10,000 in 1993 was a bonus awarded based on the performance of the Company and Mr. Heeb. $67,059 of the commission earned for 1995 was paid in 1996.

(6) The Company provided Mr. Pak with a 1990 Toyota Corona for his use during 1994 and 1995, the value of which use in Singapore is estimated to be $20,426 for 1994 and $34,371 for 1995.

(7) Mr. Pak was granted an option to purchase 6,396 shares of Common Stock on October 25, 1993 which was cancelled on February 16, 1994. A new option for the same number of shares of Common Stock was granted in exchange therefor on February 16, 1994 at an exercise price of $5.00 per share.

(8) Mr. Wheatley joined the Company in January, 1994. Mr. Wheatley's annual base salary for 1994 was $120,000.

(9) For 1995, Other Annual Compensation is comprised of housing reimbursement of $31,280 and the value of the use of a 1989 Toyota Corona estimated to be $34,371, as well as other payments in connection with Mr. Wheatley's overseas assignment. For 1994, Other Annual Compensation is comprised of the value of the use of a 1989 Toyota Corona provided to Mr. Wheatley by the Company estimated to be $20,426 and $22,832 of living expenses, as well as other payments in connection with his overseas assignment.

(10) Mr. Joly joined the Company in January, 1994, and his annual base salary for the 1994 fiscal year was $100,000.

(11) Mr. Joly was granted an option to purchase 7,996 shares of Common Stock on January 3, 1994 which was cancelled on February 16, 1994. A new option for the same number of shares of Common Stock was granted in exchange therefor on February 16, 1994 at an exercise price of $5.00 per share.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table contains information concerning the stock option grants under the 1993 Plan to the Company's Chief Executive Officer and each of the other named Executive Officers that were made for the fiscal year ended December 31, 1995. No stock appreciation rights were granted or exercised during such fiscal year.

                                                                           POTENTIAL REALIZABLE VALUE AT
                                                                           ASSUMED ANNUAL RATES OF STOCK
                                                                                 PRICE APPRECIATION
                                     INDIVIDUAL GRANTS                             FOR OPTION TERM
                         --------------------------------------------    ------------------------------------
                          NUMBER OF
                         SECURITIES         % OF TOTAL     EXERCISE
                         UNDERLYING         OPTIONS           OR
                          OPTIONS          GRANTED TO        BASE
                          GRANTED         EMPLOYEES IN       PRICE       EXPIRATION
NAME                       (#)(1)         FISCAL YEAR      ($/SH)(3)        DATE      5% ($) (4)   10% ($) (4)
- ----                     ----------       ------------     ---------     ----------   ----------   -----------
Timothy da Silva           20,971(2)         11.2%           1.8125       06/04/05      23,904        60,578
                           25,500            13.6%           1.8125       06/04/05      29,067        73,661
                           51,000            27.1%           1.8125       06/04/05      58,133       147,322

Waldemar Heeb                  --              --                --             --          --            --

Jee Fook Pak                6,396             3.4%           1.8125       06/04/05       7,291        18,476
                           10,000             5.3%           2.4375       10/18/05      15,329        38,847

Charles F. Wheatley        10,661             5.7%           1.8125       06/04/05      12,152        30,796

Ernest J. Joly              7,996             4.3%           1.8125       06/04/05       9,114        23,098

- -----------
(1) Except as otherwise noted, each option becomes exercisable in three (3) equal annual installments beginning one (1) year after the date of grant, so long as the optionee continues employment with the Company or one of its subsidiaries. However, the exercisability of two-thirds (2/3) of the option shares are subject to shareholder approval at the 1996 annual meeting of shareholders, except that Mr. Pak's entire option grant for 10,000 shares is subject to shareholder approval at the 1996 annual meeting of shareholders. The grant date for all of the options is June 5, 1995, except for the 10,000 share option grant to Mr. Pak on October 19, 1995. All options will become immediately exercisable for all the option shares in the event the Company is acquired by merger or asset sale, unless the option is assumed or replaced with a comparable option or comparable cash incentive program by the acquiring entity. Each option has a maximum term of ten (10) years, subject to earlier termination in the event of the optionee's cessation of service with the Company or one of its subsidiaries.

(2) This option becomes exercisable in two (2) equal annual installments beginning one (1) year after the date of grant, so long as optionee continues employment with the Company or one of its subsidiaries.

(3) The exercise price may be paid in cash or in shares of Common Stock valued at fair market value on the exercise date. The plan administrator may also permit the optionee to pay the exercise price in installments over a period of years. The plan administrator has the discretionary authority to reprice outstanding options through the cancellation of those options and the grant of replacement options with an exercise price equal to the fair market value of the option shares on the regrant date.

(4) The 5% and 10% rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimates or projections of future Common Stock prices.

     There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the ten (10)-year option term will be at the assumed 5% and 10% levels or at any other defined level.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 1995 with respect to the Company's Chief Executive Officer and each of the other named Executive Officers. No stock appreciation rights were exercised or outstanding during such fiscal year.

                                                            VALUE OF UNEXERCISED IN-
                              NUMBER OF SECURITIES         THE-MONEY OPTIONS AT FY-END
                             UNDERLYING UNEXERCISED        (MARKET PRICE OF SHARES AT
                               OPTIONS AT FISCAL                 FY-END(1) LESS
                                   YEAR-END (#)                  EXERCISE PRICE)
                          ---------------------------   ---------------------------------
NAME                      EXERCISABLE   UNEXERCISABLE   EXERCISABLE         UNEXERCISABLE
                          -----------   -------------   -----------         -------------
Timothy da Silva            185,419        148,471        $109,864(2)         $18,276(3)
Waldemar Heeb                 8,886          4,440        $  6,105            $ 3,050
Jee Fook Pak                 11,194         18,526        $  4,760(4)         $ 1,199(5)
Charles F. Wheatley           3,554         17,768        $     --(6)         $ 1,999(7)
Ernest J. Joly                2,666         13,326        $     --(8)         $ 1,499(9)

___________

(1) The fair market value of the option shares at fiscal year-end was $2.00 per share based on the closing selling price on The Nasdaq National Market.

(2) Of the exercisable options held by Mr. da Silva, options to purchase 25,500 shares have an exercise price of $5.00 per share, which exceeds the fair market value of the Common Stock.

(3) Of the unexercisable options held by Mr. da Silva, options to purchase 51,000 shares have an exercise price of $5.00 per share, which exceeds the fair market value of the Common Stock.

(4) Of the exercisable options held by Mr. Pak, options to purchase 4,266 shares have an exercise price of $5.00 per share, which exceeds the fair market value of the Common Stock.

(5) Of the unexercisable options held by Mr. Pak, options to purchase 2,130 shares have an exercise price of $5.00 per share, which exceeds the fair market value of the Common Stock, and 10,000 shares have an exercise price of $2.44 per share, which exceeds the fair market value of the Common Stock.

(6) All of the exercisable options held by Mr. Wheatley have an exercise price of $5.00 per share, which exceeds the fair market value of the Common Stock.

(7) Of the unexercisable options held by Mr. Wheatley, options to purchase 7,107 shares have an exercise price of $5.00, which exceeds the fair market value of the Common Stock.

(8) All of the exercisable options held by Mr. Joly have an exercise price of $5.00 per share, which exceeds the fair market value of the Common Stock.

(9) Of the unexercisable options held by Mr. Joly, 5,330 options have an exercise price of $5.00, which exceeds the fair market value of the Common Stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The current members of the Compensation Committee of the Company's Board of Directors are Dr. Bottoms, Dr. Howland and Mr. Smith. None of these individuals was at any time during the fiscal year ended December 31, 1995, or at any other time, an officer or employee of the Company, except that Dr. Bottoms is Chairman of the Board of Directors.

     In 1995, the Company paid Dr. Howland $3,338 for fees and expenses incurred in connection with consulting services provided to the Company.

     The Company has entered into an indemnification agreement with each of its directors.

     The Company and certain of its shareholders entered into a registration rights agreement pursuant to which entities that may be deemed affiliated with Dr. Bottoms were granted certain registration rights. Such agreement provides for indemnification by the Company for such persons.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

Employment Agreement with Waldemar Heeb

     In connection with the acquisition by the Company of CTM Electronics, Inc., a California corporation ("CTM") in June 1993, the Company entered into an employment agreement with Waldemar Heeb, pursuant to which the Company hired Mr. Heeb as the President of CTM (which position is subject to change from time to time by the Board of Directors of the Company). The initial term of Mr. Heeb's employment agreement is three years, and Mr. Heeb at his sole discretion may extend the employment agreement for three (3) one (1) year terms on the same terms as agreed to for the initial employment period, except that his annual base salary during any extended periods will be $36,000. The employment agreement provides that Mr. Heeb is entitled to the benefits of the employment agreement so long as he devotes 100% of his time to his employment in the first year of the agreement, 50% of his time in the second year, and 30% of his time in the third and any subsequent years of his employment.

     Mr. Heeb's employment agreement provides for an annual base salary of $120,000, payable on a semi-monthly basis, and payment of insurance coverage and a car allowance, plus reimbursement of other expenses. In addition, Mr. Heeb is eligible to participate in the Company's management compensation program on the same basis as other executive-level employees of the Company. In 1993, pursuant to his employment agreement, Mr. Heeb was granted a ten (10) year option to purchase 13,326 shares of Common Stock at an exercise price of $1.31 per share.

     Mr. Heeb's employment agreement contains an accelerated termination clause that is triggered in the event that (a) Dr. Bottoms ceases to be Chairman of the Board of the Company and Mr. da Silva ceases to be employed by the Company in a full-time capacity as the officer of the Company that is responsible for supervising Mr. Heeb, (b) either the Company or CTM transfers a significant portion of its assets to a third party, (c) the Company or CTM is a party to a merger, consolidation, reorganization or similar transaction in which either is not the surviving party, or (d) either the shareholders of the Company as of June 15, 1993 or CTM cease to hold at any time after such date shares representing at least 51% of the votes entitled to be cast by all shareholders of the Company or CTM, as applicable. Upon the occurrence of any of the foregoing events, Mr. Heeb's employment agreement shall be terminated and Mr. Heeb will be entitled to a termination payment equal to the product of (a) his then current annual salary divided by twelve (12), and (b) the number of months between the date of such event and June 15, 1996. Mr. Heeb terminated his services as an executive officer in September 1995.

Employment Agreement with Timothy da Silva

     In January 1994, the Company entered into a three (3) year employment agreement with Timothy da Silva. Under the terms of such agreement, Mr. da Silva is entitled to a salary of not less than his then current salary of $150,000 per year, the exact amount of which will be determined by the Board of Directors on an annual basis. Mr. da Silva is also entitled to receive monthly payments, in the amount of at least $599 per month, to be applied to costs related to his automobile plus payment of automobile insurance and maintenance costs. Mr. da Silva is also entitled to an annual bonus to be awarded by the Board of Directors based upon his performance during the applicable past year and to participate in all of the Company's employee benefit plans. The Company is obligated to provide Mr. da Silva with life and disability insurance premium payments, which payments presently total $24,663 per year. In the event of his termination other than for cause, Mr. da Silva is entitled to a severance payment equal to six (6) months of his then current salary plus six (6) months additional coverage under the Company's health, medical and dental plans. During fiscal 1994, Mr. da Silva was granted an option to purchase 76,500 shares of Common Stock, at an exercise price of $5.00 per share, which option is subject to vesting over a three (3) year period.

     In addition to the foregoing, the Compensation Committee of the Board of Directors has the authority as Plan Administrator of the 1993 Plan to provide for the accelerated vesting of the shares of Common Stock subject to outstanding options held by the Chief Executive Officer and the Company's other executive officers under that plan in the event their employment were to be terminated (whether involuntarily or through a forced resignation) following an acquisition of the Company by merger or asset sale. In connection with a hostile change in control of the Company effected through a successful tender offer for more than 50% of the Company's outstanding voting stock or through a proxy contest for the election of Board members, the Plan Administrator has the discretionary authority to provide for automatic acceleration of outstanding options under the Discretionary Option Grant Program of the 1993 Plan and the automatic vesting of outstanding shares under the Stock Issuance Program. Options outstanding under the Predecessor Plan will accelerate upon a merger or consolidation but not upon an asset sale.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                            OWNERSHIP OF SECURITIES

     The following table sets forth information known to the Company regarding the ownership of the Company's Common Stock as of March 31, 1996 for (i) each Director and nominee who owns Common Stock, (ii) all persons or entities who were known by the Company to be beneficial owners of five percent (5%) or more of the Company's Common Stock, (iii) the Chief Executive Officer and the other executive officers whose salary and bonus for 1995 were in excess of $100,000 and (iv) all executive officers and Directors of the Company as a group.

                                                         Number of Shares          Percent of Total Shares
Name and Address of Beneficial Owner (9)               Beneficially Owned(1)   Outstanding Beneficially Owned
- ----------------------------------------               ---------------------   -------------------------------
Entities that may be deemed to be
affiliated with Transpac Capital Pte Ltd
6 Shenton Way
#20-09 DBS Building
Tower Two
Singapore 068809(2).................................           842,013                      15.30%

Wilmer R. Bottoms (3)...............................           832,610                      15.09%

Entities that may be deemed to be affiliated with
Patricof & Co. Ventures, Inc.
2100 Geng Road, Suite 220
Palo Alto, CA 94303 (3).............................           828,110                      15.00%

Cabot Ceramics, Inc.
c/o Cabot Corporation
75 State Street
Boston, MA 02119-1806 (4)...........................           656,992                      11.90%

Portal Investments, Inc.
c/o Levon Kasarjian, Jr.
8180 North Hayden Road
Suite D-100
Scottsdale, AZ 85258(5).............................           398,546                       7.20%

Entities that may be deemed to be affiliated with
TBM Associates
101 Federal Street, 4th Floor
Boston, MA 02110 (6)................................           369,267                       6.70%

Timothy da Silva (7)................................           211,919                       3.70%

Jee Fook Pak (8)....................................            11,194                          *

Waldemar Heeb (8)...................................            13,326                          *

Charles F. Wheatley (8).............................             7,108                          *

Ernest J. Joly (8)..................................             5,330                          *

 Frank Howland (8)..................................              2,250                         *

Cecil E. Smith, Jr. (8).............................              4,500                         *

William R. Thompson.................................              1,000                         *

All directors and executive officers
as a group (10 persons) (9).........................          1,098,323                     19.00%
- -----------

*    Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Percentage beneficially owned is based on a total of 5,508,813 shares of Common Stock issued and outstanding as of March 31, 1996. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 1996 are deemed outstanding for computing the percentage of the person holding such options or warrants but are not outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

(2) The Transpac entities include Transpac Capital Pte Ltd (the "Manager"), a Singapore private limited company; Transpac Industrial Holdings Limited ("TIH"), a Singapore private limited company; Regional Investment Company Limited ("Regional"), a Singapore public limited company; Transpac Equity Fund ("TEF"), a British Virgin Islands trust; Transpac Venture Partnership II ("TVP"), a collective investment scheme; Transpac Manager's Fund ("TMP"), a British Virgin Islands international business company; and NatSteel Equity III Pte Ltd ("NatSteel"), a Singapore private limited company. The Manager does not have any direct ownership interest in the Company's Common Stock. The Manager has, in its capacity as investment adviser to each of TIH, Regional, TEF and TVP, the power to control the voting and disposition of the 765,466 shares of Common Stock held in the aggregate by TIH, Regional, TEF and TVP and, therefore, may be deemed to be a beneficial owner of such shares. Such shares constitute approximately
     13.90 percent of the outstanding Common Stock. TIH has direct beneficial ownership of 334,069 shares (approximately 6.1%) of the Common Stock. TIH shares the power to control the voting and disposition of such 334,069 shares of Common Stock with the Manager. TIH disclaims beneficial ownership of any shares of Common Stock held by any other Transpac entity. Regional has direct beneficial ownership of 92,066 shares (approximately 1.79%) of the Common Stock. Regional shares the power to control the voting and disposition of such 92,066 shares of Common Stock with the Manager. Regional disclaims beneficial ownership of any shares of Common Stock held by any other Transpac entity. TEF has direct beneficial ownership of 197,285 shares (approximately 1.79%) of the Common Stock. TEF shares the power to control the voting and disposition of such 197,285 shares of Common Stock with the Manager. TEF disclaims beneficial ownership of any shares of Common Stock held by any other Transpac entity. TVP has direct beneficial ownership of 139,415 shares (approximately 2.5%) of the Common Stock. TVP shares the power to control the voting and disposition of such 139,415 shares of Common Stock with the Manager. TVP disclaims beneficial ownership of any shares of Common Stock held by any other Transpac entity. TMF has direct beneficial ownership of 2,631 shares (approximately 0.05%) of the Common Stock. NatSteel has direct beneficial ownership of 75,547 shares (approximately 1.4%) of the Common Stock. NatSteel and the Manager have no formal relationship, advisory or otherwise, in respect of the shares of Common Stock held by NatSteel. However, NatSteel anticipates that it may rely upon the advice of Transpac in connection with the voting and disposition of the shares of Common Stock held by it. NatSteel disclaims beneficial ownership of the shares of Common Stock held by any other Transpac entity. The preceding information was obtained from a Schedule 13D filed with the Securities and Exchange Commission on or about April 3, 1996. Mr. Steven Koo is Vice President of Transpac Capital Pte Ltd, and as such may be deemed to have voting and investment power with respect to the Transpac entities' shares. Mr. Koo disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(3)  Includes 201,308, 412,557, 104,593 and 106,795 shares owned by APA
     Excelsior Fund, APA Excelsior II, Coutts & Co. (Jersey) Ltd., Custodian for APA Excelsior Venture Capital Holding (Jersey) Ltd., and APA Venture Capital Fund, respectively, and 1,428, 1,143, 286 and zero shares, respectively, in the form of immediately exercisable warrants owned by such entities. Dr. Bottoms, the Chairman of the Board of the Company, is a general partner of APA Excelsior Fund and APA Partners, which is a general partner of APA Excelsior II, and a Senior Vice President of Patricof & Co. Ventures, Inc., which is an investment manager to APA Excelsior Venture Capital Holding (Jersey) Ltd. and APA Venture Capital Fund, and as such may be deemed to share voting and investment power with respect to such shares, along with Alan Patricof, Patricia Cloherty, George Jenkins, Janet Effland and Robert Chefitz. Dr. Bottoms and such other named individuals disclaim beneficial ownership of such shares except to the extent of their respective pecuniary interest therein.

(4) Includes 654,326 shares owned by Cabot Ceramics, Inc. and 2,666 shares issuable upon exercise of a warrant. Cabot Ceramics, Inc. is a corporation wholly-owned by Cabot Corporation. The executive management of Cabot Corporation has voting and investment power over such shares and may be deemed to beneficially own such shares.

(5) Includes 397,213 shares owned by Portal Investments, Inc. and 1,333 shares issuable upon exercise of warrants. Portal Investments, Inc. is an Arizona corporation, eighty-eight percent of whose common stock is beneficially owned by Bell Atlantic Systems Leasing International, Inc., a New York corporation, a wholly-owned subsidiary of Bell Atlantic Capital Corporation, a Delaware corporation, which is a wholly-owned subsidiary of Bell Atlantic Investments, Inc., a Delaware corporation, which is a wholly-owned subsidiary of Bell Atlantic Corporation, a Delaware corporation.

(6) Includes 368,094 shares owned by N.V. Bever Holding, and 1,173 shares issuable upon exercise of warrants owned by N.V. Bever Holding. Joost Tjaden, the chairman of the board and a principal shareholder of TBM Associates, Inc., is a managing director of Bever Management B.V., a Dutch Company, which is the managing director of N.V. Bever Holding. Mr. Tjaden and John W. Blackburn are the two shareholders of Bever Management B.V. TBM Associates, Inc. disclaims beneficial ownership of the shares owned by N.V. Bever Holding.

(7) Includes 1,000 shares registered in the name of Barbara da Silva, Mr. da Silva's spouse. All other shares beneficially owned by Mr. da Silva are in the form of stock options exercisable within sixty (60) days of March 31, 1996.

(8) All shares in the form of stock options exercisable within 60 days of March 31, 1996.

(9)  See Notes 3, 7 and 8 above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company's Restated Articles of Incorporation and Restated Bylaws provide for indemnification of directors, officers and other agents of the Company. Each of the current directors and certain officers and agents of the Company have entered into separate indemnification agreements with the Company.

Transpac Capital Pte. Ltd. and Related Parties

     In March 1996, pursuant to a subscription agreement, the Company consummated the sale and issuance of 842,013 shares of Common Stock (the "Transpac Shares") to Transpac Capital Pte. Ltd. and a group of related investors (collectively, "Transpac"), a greater than 5% shareholder, at the purchase price of $2.37526 per share, for a total purchase price of $2,000,000 (the "Transpac Financing"). The Transpac Shares represent approximately 15.3% of the Common Stock issued and outstanding after the consummation of the Transpac Financing. In conjunction with the Transpac Financing, MPM (S) Pte., Ltd. ("MPM"), a wholly-owned subsidiary of the Company, issued a debenture ("Debenture") to Transpac in the principal amount of $9,000,000. From and after April 23, 1997, the Debenture can be converted into shares of MPM's Common Stock provided MPM is then a publicly traded company, or can be repaid in cash. In addition, subject to shareholder approval which is being sought at a special meeting of shareholders, the Debenture will also be convertible, at Transpac's option, into shares of the Company's Common Stock. Under its terms, and upon shareholder approval, the Debenture may be convertible into up to the number shares of the Company's Common Stock that, when combined with the number of shares of Common Stock then issued to Transpac upon the closing of the Transpac Financing or otherwise, will equal 49.0% of the Company's then outstanding capitalization. The Debenture will also be convertible into the number of shares of MPM common stock that is equivalent to up to 45% of MPM's then outstanding capitalization at the time of conversion. Transpac has board observer rights and the right in the future to appoint a representative of Transpac to the Company's Board of Directors. The Company has also agreed to guarantee the repayment of the Debenture.

CTM Electronics Acquisition

     From April through October 1993, the Company acquired all of the outstanding capital stock of CTM including 150,000 shares of CTM's stock purchased from Mr. Heeb, former President of CTM. The Company entered into an installment insurance agreement (the "Installment Agreement") with Mr. Heeb pursuant to which the Company is obligated to acquire and maintain a life insurance policy and annuity policy on Mr. Heeb's behalf. Under the terms of the Installment Agreement, the Company agreed for a period of six (6) years after February 1993 to make quarterly premium payments under such policies, which payments in the aggregate will total approximately $840,000. To date, the Company has made payments of approximately $506,000 under the Installment Agreement. To the extent the Company is unable to fund such obligations, the Company must place in escrow commencing in 1996 shares of Common Stock of MPI equal in value to such obligations. Mr. Heeb served as President of CTM until September, 1995 and was a principal shareholder of CTM prior to the acquisition. See "Executive Compensation - Employment Contracts and Termination of Employment and Change of Control Arrangements."

Samsung Corning

     Pursuant to the terms of a Sale and Purchase Agreement for CERDIP Manufacturing and Alumina Powder Equipment (the "Purchase Agreement") that was executed on December 19, 1994 by Samsung Corning and MPS, MPS purchased in stages certain CERDIP manufacturing equipment and alumina powder equipment, including production supplies and spare parts (collectively, the "Equipment"), from Samsung Corning Co., Ltd. ("Samsung Corning"). In connection with the consummation of this transaction, the Company paid to Samsung Corning in installments purchase price consideration totalling $5,746,000. In addition, the Company paid approximately $434,000 in ancillary costs to certain third parties. Upon each shipment of Equipment by Samsung Corning, MPS transferred to Samsung Corning that portion of the aggregate purchase price that was applicable to the transferred Equipment. The purchase price of the Equipment was determined in arms-length negotiations between MPS and Samsung Corning and was based on the fair market value of the Equipment. Mr. Hong, an Executive Director of Samsung Corning, served as a member of the Board of Directors until June 5, 1995.

     For a description of compensation of officers and directors of the Company and the eligibility of officers and directors of the Company to participate in the Company's employee benefit plans, see "Executive Compensation."

     All future transactions between the Company and its officers, directors, principal shareholders and affiliates will be approved by a majority of the independent and disinterested members of the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 23, 1996.

                              MICROELECTRONIC PACKAGING, INC.



Date:  May 23, 1996      By:  /s/ Timothy da Silva
                              --------------------
                              Timothy da Silva
                              President and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  May 23, 1996      By:  /s/ Timothy da Silva
                              --------------------------------------------
                              Timothy da Silva
                              President and Chief Executive Officer,
                              Director of the Company


Date:  May 23, 1996      By:  /s/ Timothy da Silva
                              --------------------------------------------
                              Timothy da Silva
                              Acting Vice President, Finance & Administration
                              and Chief Financial Officer


Date:  May 23, 1996      By:  /s/ Wilmer R. Bottoms*
                              --------------------------------------------
                              Wilmer R. Bottoms
                              Chairman of the Board of Directors of the Company


Date:  May 23, 1996      By:  /s/ Frank Howland*
                              --------------------------------------------
                              Frank Howland
                              Director of the Company


Date:  May 23, 1996      By:  /s/ Cecil E. Smith, Jr.*
                              --------------------------------------------
                              Cecil E. Smith, Jr.
                              Director of the Company


Date:  May 23, 1996      By:  /s/ William R. Thompson*
                              --------------------------------------------
                              William R. Thompson
                              Director of the Company


                        *By:  /s/ Timothy da Silva
                              --------------------------------------------
                              Timothy da Silva, Attorney-in-fact