Form 10-Q
period 1996-06-30
MICROELECTRONIC PACKAGING INC /CA/
filed 1996-08-14
CIK 916232

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ------------------

                                   FORM 10-Q

(MARK ONE)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED     JUNE 30, 1996
                               --------------------

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO
                                -------------    -------------

                    Commission file number     0-23562
                                              ----------

                        MICROELECTRONIC PACKAGING, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

          California                                     94-3142624
- --------------------------------             --------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)

9350 Trade Place, San Diego, California                    92126
- ----------------------------------------     --------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code      (619) 530-1660
                                                   --------------------------

- -----------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                         if changed since last report.

   Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                         ----      ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

   Indicate by check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.  Yes      No
            ----    ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     At June 30, 1996, there were outstanding 5,558,813 shares of the
        -------------                         ---------
Registrant's Common Stock, no par value per share.


Index                                                                   Page No.
- -----                                                                   --------
PART I       FINANCIAL INFORMATION

Item 1.      Consolidated Financial  Statements:

             Condensed Consolidated Balance Sheets....................  3


             Condensed  Consolidated Statements of Operations.........  4

             Condensed Consolidated Statements of Cash Flows..........  5

             Condensed Consolidated Statement of Changes in
             Shareholders' Equity.....................................  6

             Notes to Condensed Consolidated Financial Statements.....  7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................... 10

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings........................................ 25

Item 2.      Changes in Securities.................................... 25

Item 3.      Defaults Upon Senior Securities.......................... 25

Item 4.      Submission of Matters to a Vote of Securityholders....... 25

Item 5.      Other Information........................................ 26

Item 6.      Exhibits and Reports on Form 8-K......................... 26

SIGNATURES............................................................ 28

EXHIBIT INDEX......................................................... 29

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        MICROELECTRONIC PACKAGING, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                  June 30,    December 31,
                                                    1996          1995
                                               ------------   ------------
ASSETS
Current assets:
 Cash                                           $ 6,205,000   $ 2,923,000
 Accounts receivable, net                         8,783,000     6,815,000
 Inventories                                      7,266,000     7,158,000
 Other current assets                             4,836,000     3,659,000
                                               ------------   ------------
  Total current assets                           27,090,000    20,555,000
Property, plant and equipment, net               21,711,000    16,943,000
Deferred facility start-up costs                  4,764,000     1,920,000
Other non-current assets                          3,422,000     3,009,000
                                               ------------   ------------
                                                $56,987,000   $42,427,000
                                               ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Line of credit borrowings, due on demand       $10,206,000   $ 9,245,000
 Accounts payable                                 8,877,000     7,767,000
 Accrued liabilities                              3,557,000     4,538,000
 Deferred revenue                                   599,000       572,000
 Current portion of long-term debt                5,456,000     3,316,000
                                               ------------   ------------
  Total current liabilities                      28,695,000    25,438,000
Long-term debt                                   17,715,000     9,573,000
Commitments and contingencies (Note 7)
Total shareholders' equity                       10,577,000     7,416,000
                                               ------------   ------------
                                                $56,987,000   $42,427,000
                                               ============   ============

                        MICROELECTRONIC PACKAGING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                             Three months ended June 30,        Six months ended June 30,
                                             ---------------------------       --------------------------
                                                 1996         1995               1996           1995
                                             -----------   ------------       -----------   ------------
Net sales:
   Product sales                             $15,541,000   $13,185,000        $32,758,000   $25,881,000
   Other sales                                   582,000             -            817,000
                                             -----------   ------------       -----------   ------------
                                              16,123,000    13,185,000         33,575,000    25,881,000
Cost of goods sold:
   Product sales                              12,458,000    11,038,000         26,697,000    22,186,000
   Other sales                                   514,000             -            729,000
                                             -----------   ------------       -----------   ------------
                                              12,972,000    11,038,000         27,426,000    22,186,000
                                             -----------   ------------       -----------   ------------
Gross profit                                   3,151,000     2,147,000          6,149,000     3,695,000

Selling, general and administrative            1,530,000     1,906,000          2,974,000     3,378,000
Engineering and product development              672,000       570,000          1,286,000     1,051,000
Provision for revaluation of subsidiary
   and other related assets                            -     1,000,000                  -     1,000,000
                                             -----------   ------------       -----------   ------------
     Income (loss) from operations               949,000    (1,329,000)         1,889,000    (1,734,000)
Other income/(expense):
   Foreign exchange gain/(loss)                  170,000      (226,000)           300,000      (595,000)
   Interest (expense), net                      (626,000)     (279,000)        (1,084,000)     (456,000)
   Other income, net                              64,000         1,000            117,000       392,000
                                             -----------   ------------       -----------   ------------
Income (loss) before
   provision for income taxes                    557,000    (1,833,000)         1,222,000    (2,393,000)
Provision (benefit) for income taxes             (53,000)            -             47,000             -
                                             -----------   ------------       -----------   ------------
Net income (loss)                            $   610,000   $(1,833,000)       $ 1,175,000   $(2,393,000)
                                             ===========   ============       ===========   ============
Net income (loss) per common share           $      0.11   $     (0.39)       $      0.22   $     (0.51)
                                             ===========   ============       ===========   ============
Weighted average shares used
   in per share calculation                    5,746,000     4,660,000          5,327,000     4,660,000
                                             ===========   ============       ===========   ============


                        MICROELECTRONIC PACKAGING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                               Six months ended June 30,
                                                                                                  1996            1995
                                                                                             -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                         $ 1,175,000      $(2,393,000)
    Adjustments to reconcile net income (loss) to net
       cash (used) by operating activities:
         Depreciation and amortization                                                          1,347,000        1,258,000
         Provision for revaluation of subsidiary and other related assets                               -        1,000,000
         Unrealized loss on borrowings denominated in foreign currency                                  -          212,000
         Realized (gain) on forward foreign currency contracts                                   (215,000)        (563,000)
    Changes in assets and liabilities:
         Accounts receivable                                                                   (1,968,000)        (517,000)
         Inventories                                                                             (108,000)         (17,000)
         Other current assets                                                                  (1,177,000)      (3,720,000)
         Defered facility start-up costs and other non-current assets                          (3,326,000)         (52,000)
         Accounts payable, accrued liabilities and deferred revenue                               156,000        3,690,000
                                                                                             -------------    -------------
             Net cash (used) by operating activities                                           (4,116,000)      (1,102,000)
                                                                                             -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of fixed assets                                                                (6,046,000)      (2,831,000)
    Increase in net assets held for sale, net of related borrowings of $2,427,000                       -         (760,000)
    Advances under notes receivable                                                                     -          (30,000)
    Realized gain from forward foreign currency contracts                                         215,000          563,000
                                                                                             -------------    -------------
       Net cash (used) by investing activities                                                 (5,831,000)      (3,058,000)
                                                                                             -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under line of credit facilities                                                 46,669,000       16,878,000
    Repayments uncer line of credit facilities                                                (45,708,000)     (16,633,000)
    Borrowings under long-term debt                                                            10,616,000        5,075,000
    Principal payments on long-term debt                                                         (334,000)        (495,000)
    Issuance of common stock                                                                    1,986,000                -
                                                                                             -------------    -------------
       Net cash provided by financing activities                                               13,229,000        4,825,000
                                                                                             -------------    -------------

NET INCREASE IN CASH                                                                            3,282,000          665,000
CASH AT BEGINNING OF PERIOD                                                                     2,923,000        1,346,000
                                                                                             -------------    -------------
CASH AT END OF PERIOD                                                                         $ 6,205,000     $  2,011,000
                                                                                             =============    =============

                        MICROELECTRONIC PACKAGING, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                                  (unaudited)


                                             Common Stock
                                     ----------------------------        Accumulated
                                         Shares         Amount             Deficit          Total
                                     ------------    ------------       ------------    ------------
Balance at January 1, 1996              4,660,093     $34,326,000       $(26,910,000)    $ 7,416,000
Issuance of common stock                  842,058       1,911,000                          1,911,000
Stock options exercised                    56,662          75,000                             75,000
Net income                                                                 1,175,000       1,175,000
                                     ------------    ------------       ------------    ------------

Balance at June 30, 1996                5,558,813     $36,312,000       $(25,735,000)    $10,577,000
                                     ============    ============       ============    ============

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. QUARTERLY FINANCIAL STATEMENTS

   The accompanying condensed consolidated financial statements and related notes for the three and six month periods ended June 30, 1996 and 1995 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim periods. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 1995 in the Company's Annual Report on Form 10-K. Readers of this Quarterly Report on Form 10-Q are strongly encouraged to review the Company's Annual Report on Form 10-K. Copies are available from the Chief Executive Officer of the Company at 9350 Trade Place, San Diego, California 92126.

2. INVENTORIES

   Inventories, net of obsolescence reserves, consist of the following:

                                          June 30,             December 31,
                                            1996                   1995
                                       --------------       ---------------
    Raw materials                        $3,681,000            $3,304,000
    Work in progress                      1,619,000             1,641,000
    Finished goods                        1,966,000             2,213,000
                                       --------------       ---------------
                                         $7,266,000            $7,158,000
                                       ==============       ===============

3. EFFECTS OF INCOME TAXES

   For the six month period ended June 30, 1996, the Company has recorded an income tax expense of $47,000, which is comprised of $5,000 for federal alternative minimum taxes and $42,000 for state franchise taxes. For purposes of computing federal income tax liability, the Company believes that it has sufficient net operating losses, which can be carried forward, to eliminate the federal income tax liability that would otherwise be due on the income generated in the first six months of 1996. Federal alternative minimum tax is not entirely eliminated by the Company's net operating losses from previous years. Due to the varying rules governing state franchise taxes for California, the Company does not have sufficient net operating losses from previous years to eliminate its franchise tax liability for 1996.

   As of the filing of the Company's Form 10-Q for the first quarter of 1996, the Company believed that recent stock transactions may have caused the Company to have to defer a portion of the benefit of its net operating losses under Internal Revenue Code Section 382. Based on a study of the Company's stock transactions and impact on the Company's net operating losses, the Company believes no such limitation exists. The taxable income generated by the Company's foreign operations during this time period was offset through the utilization of capital allowance carryforwards. No income tax expense was recorded in the comparable period of 1995 as the Company's foreign and domestic operations generated net operating losses for both financial reporting and income tax purposes.

4. NET INCOME (LOSS) PER SHARE

   The computation of primary net income (loss) per share is based upon the weighted average number of outstanding common shares during the period, plus, when their effect is dilutive, common stock equivalents from the exercise of stock options (using the treasury stock method). Where dilutive, the computation fully diluted net income (loss) per share would include the effects of the issuance of a minority interest in the Company's MPM subsidiary (the "MPM Option") upon the conversion of the Transpac Debenture issued by MPM in March 1996 (see Note 5). Fully diluted net income
   (loss) per share has not been presented as the effect of this conversion would be antidilutive.

   At the Company's Special Meeting of Shareholders which was held on May 29, 1996, the shareholders approved the convertibility of the Transpac Debenture (see Note 5) into shares of MPI Common Stock (the "MPI Option"). As a result, any computation of fully diluted net income (loss) per share will include the effects of the more dilutive conversion of either the MPI Option or the MPM Option.

5. TRANSPAC FINANCING

   In March 1996, the Company and MPM consummated a financing (the "Transpac Financing") with Transpac Capital Pte. Ltd. and certain other affiliated investors (collectively, "Transpac") in which the Company issued 842,013 shares of its Common Stock to Transpac for the aggregate purchase price of $2,000,000 and MPM issued a debenture (the "Debenture") to Transpac in the principal amount of $9.0 million. The Debenture, repayment of which has been guaranteed by MPI, has a term of five years and bears interest at the rate of 8.5% per annum. Accrued and unpaid interest is due and payable in annual installments at the end of each year of the term of the Debenture. The principal outstanding under the Debenture will be due and payable in full at the end of the five-year term; however, from and after April 23, 1997, and through the term of the Debenture, the Debenture will be convertible at Transpac's option into the number of shares of MPM capital stock that is equivalent to up to 45% of MPM's outstanding capitalization at the time of conversion, or into the number of shares of MPI capital stock that, when combined with the shares discussed above, will not exceed 49% of the Company's outstanding capitalization at the time of any such conversion.

6. OTHER FINANCING TRANSACTIONS

   During the first quarter of 1996, the Company's MPS subsidiary borrowed $1.0 million under a credit facility bearing interest at 7%. MPS also entered into a term sheet with the Development Bank of Singapore ("DBS") for a $1.0 million credit facility bearing interest at 7.5% (the Singapore interbank offered rate plus 1.5%).

7. COMMITMENTS AND CONTINGENCIES

   The Company previously shipped quantities of hazardous waste to a Whittier, California, hazardous waste treatment facility for recycling. The owner of that facility allegedly failed to recycle or dispose of the various wastes shipped to the site and has now filed for bankruptcy. The Company is one of more than four thousand generators, including numerous Fortune 500 corporations, identified by the State of California as having responsibility for cleanup at the site, and it is not ranked as one of the generators that has shipped a significant amount of hazardous waste. On May 15, 1995, the United States Environmental Protection Agency ("EPA") issued written notice that it considers the Company to be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). The EPA has determined that there may be an imminent and substantial endangerment to the public health, welfare, and environment because of a release and/or threat of a release of hazardous substances from the site located in Whittier, California. The notice requires the Company to take immediate actions to contain and prevent any further release of hazardous substances at the site. In response to the EPA notice, the Company and approximately 100 of the other named generators provided the necessary funding to effect the removal and destruction of the hazardous wastes stored at this site. In addition, the Company and such generators have provided the necessary funding to test the soil and ground-water at this site, which testing is currently ongoing. Although the cost incurred by the Company to date of removing and destroying the hazardous waste stored at this facility was not significant, this effort does not address the cleanup of any potential soil and/or ground-water contamination present at this site. There can be no assurance, therefore, that the costs and expenses associated with this action will not increase in the future to a level that would have a material adverse effect upon the Company's business, financial condition, results of operations or cash flows. Based upon the

   Company's investigation to date, the Company does not believe that this matter, if resolved adversely to the Company, would have a material adverse effect upon the Company's financial position, results of operations or cash flows.

   The Company has also previously shipped small quantities of hazardous waste for recycling to a San Diego hazardous waste treatment facility operated by a third party operator ("Operator"). The owner of the property and the State of California have filed suits against the Operator and two of its officers and the owner of the property has obtained a mandatory injunction to compel the removal of hazardous waste on site. If the Operator does not comply, it is possible that the property owner or a government agency could also sue or bring enforcement proceedings against approximately 100 hazardous waste generators, including the Company, that shipped such wastes to the facility to pay for the removal and to participate in site cleanup if any contamination is discovered. Based upon the Company's limited investigation to date, the Company does not believe that this matter, if resolved adversely to the Company, would have a material adverse effect upon the Company's business, financial condition, results of operations or cash flows.

   In November 1995, the Company reached an agreement to settle a consolidated class action lawsuit in exchange for $950,000. The proposed settlement required the Company to contribute $525,000, with the remainder paid by the Company's insurance carrier. The proposed settlement is subject to final approval by the U.S. District Court for the Southern District of California. The Company provided for the anticipated costs of settlement of such litigation during 1995.

   The Company is involved in various claims arising in the ordinary course of business; none of these claims, in the opinion of management, is expected to have a material adverse impact on the financial condition, cash flows or overall trends in the results of operations of the Company. The ultimate resolution of certain of these claims, however, could have a potentially material adverse effect on the Company's results of operations in the individual period in which the claim is resolved.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


NET SALES
- ---------

Net sales were $16.1 million for the second quarter and $33.6 million for the first six months of 1996, representing increases of $2.9 million or 22.3% and $7.7 million or 29.7%, respectively, over the comparable periods of 1995. The increase in product sales during 1996 over the comparable periods of 1995 is primarily attributable to increases in revenues from sales of pressed ceramics products at the Company's Microelectronic Packaging (s) Pte. Ltd. ("MPS") subsidiary ($700,000 and $2.1 million, respectively), and an increase in revenues from the sales of MCM products at the Company's CTM Electronics, Inc. ("CTM") subsidiary ($1.6 million and $4.8 million, respectively). The increase in sales of pressed ceramic products reflects both an increase in units sold and, to a lesser extent, a general price increase implemented by MPS in the second quarter of 1995. The increase in revenue from the sale of MCM's was due primarily to an increase in the number of units sold. Net sales for the second quarter and for the first six months of 1996 also reflects the inclusion of $582,000 and $817,000, respectively, of revenues derived under an equipment and technology transfer agreement with a government factory in Yixing, China. Such revenues have been included in other sales in the Condensed Consolidated Statement of Operations.


COST OF GOODS SOLD
- ------------------

Cost of goods sold were $13.0 million for the second quarter and $27.5 million for the first six months of 1996, representing increases of $1.9 million or 17.5% and $5.2 million or 23.6%, respectively, over the comparable periods of 1995. These increases were primarily attributable to increased sales during these periods. Cost of goods sold as a percentage of net sales was 80.8% in the second quarter and 81.8% in the first six months of 1996, compared with 83.7% and 85.7%, respectively, for the corresponding periods of 1995. During 1996, gross margin from sales in percentage terms has increased over the comparable periods of 1995 as the impact of improved pricing at MPS and improved overhead absorption at MPS and CTM (due to increased shipping volumes) have offset increases in the costs of certain of the Company's raw materials and increases in certain fixed costs at MPS.


SELLING, GENERAL AND ADMINISTRATIVE
- -----------------------------------

Selling, general and administrative expenses were $1,530,000 for the second quarter and $2,974,000 for the first six months of 1996, representing decreases of $376,000 or 19.7% and $404,000 or 12.0%, respectively, from the comparable periods of 1995. This decrease is the result of the non-recurring settlement expenses incurred in 1995. The Company currently anticipates that selling, general and administrative expenses may increase in absolute dollars during 1996.


ENGINEERING AND PRODUCT DEVELOPMENT
- -----------------------------------

Engineering and product development expenses were $672,000 for the second quarter and $1,286,000 for the first six months of 1996, representing increases of $102,000 or 17.9% and $235,000 or 22.4%, respectively, over the comparable periods of 1995. These increases are primarily due to an increase in personnel costs and expenditures on materials used in product development. The Company currently anticipates that engineering and product development costs will increase in absolute dollars in the future as it continues to develop products such as low-temperature cofired multilayer ceramics for use in the production of MCM's and products incorporating thick film technology.


FOREIGN EXCHANGE GAIN (LOSS)
- ----------------------------

As discussed in more detail below, the Company's operating results are subject to the impact of fluctuations in the relative values of certain currencies. The Company reported net foreign exchange gains of $170,000 for the second quarter and $300,000 for the first six months of 1996, as compared to net foreign exchange losses of $226,000 and $595,000, respectively, for the comparable periods of 1995. The appreciation of the value of the US dollar relative to the Japanese yen during the first half of 1996 had the effect of decreasing the cost of certain raw materials as well as reducing the carrying value of certain of the Company's obligations and was primarily responsible for the gains recognized during this period. The loss recognized during 1995 was primarily attributable to the declining value of the US dollar compared to both the yen and the Singapore dollar during that period.

Fluctuations in foreign exchange rates have had a significant impact on the Company's results of operations. Certain of the Company's raw material purchases and other costs of production and administration are denominated in Japanese yen and Singapore dollars while all of the Company's sales are denominated in US dollars. Consequently, a change in exchange rates between the US dollar and the Japanese yen or the Singapore dollar can affect the Company's cost of goods sold or its selling, general and administrative expenses, resulting in gains or losses that are included in the Company's results of operations. Exchange rate fluctuations also impact the carrying value of certain of the Company's obligations, resulting in foreign currency transaction gains or losses that are likewise included in the Company's results of operations. Fluctuations in exchange rates also subject the Company to gains or losses on its outstanding forward foreign currency contracts. For financial reporting purposes, the gain or loss arising from exchange rate fluctuations between the transaction date for a transaction denominated in a foreign currency and that transaction's settlement date, or reporting date for transactions which have not settled, is characterized as a foreign exchange gain or loss, as is the gain or loss suffered on outstanding forward foreign currency contracts.

In an effort to minimize the impact of foreign exchange rate movements on the Company's operating results, and subject to financing from and the consent of the Development Bank of Singapore ("DBS"), the Company enters into forward foreign currency contracts to hedge foreign currency transactions such as purchases of raw materials denominated in Japanese yen. The terms of the forward contracts involve the exchange of US dollars for either Japanese yen or Singapore dollars at a future date, with maturities generally ranging from one to several months from the execution date of the forward contract. At contract maturity, the Company makes net settlements of US dollars for foreign currencies at forward rates that were agreed to at the execution date of the forward contracts. The Company utilizes its S$30,000,000 (US$21,260,000 at March 31,
1996) foreign exchange line of credit with DBS to finance the purchase of forward foreign currency contracts with maturities of up to 12 months. Advances under this line of credit are guaranteed by MPI and are secured by all of the assets of MPS, including a second mortgage on MPS's leasehold land and buildings. The Company's ability to utilize this line is subject to significant limitations imposed by DBS. Another factor which restricts the Company's hedging activities is the available borrowing capacity of the foreign exchange line of credit. In addition, the Company generally enters into forward contracts only when it anticipates future weakening of the US dollar relative to either the Singapore dollar or Japanese yen. As a result of these and other factors, the Company's hedging measures have been and may continue to be severely limited in their effectiveness.

The Company's operating results have been and will continue to be affected by any fluctuations in the value of the US dollar relative to either the Japanese yen or the Singapore dollar. Any future weakening of the US dollar relative to either the Singapore dollar or the Japanese yen will have a material adverse effect upon the Company's business, financial condition and results of operations. To attempt to mitigate the effects of any such weakening in the value of the US dollar, the Company will attempt to qualify non-Japanese sources of key materials, and accelerate the relocation of its pressed ceramic products manufacturing operations to Indonesia from Singapore. There can be no assurance that such measures can or will be taken or financed to a sufficient degree such that they will offset the impact of a weaker US dollar on the Company's operating results.


INTEREST EXPENSE
- ----------------

Interest expense was $626,000 for the second quarter and $1,084,000 for the first six months of 1996, respresenting increases of $347,000 or 124.4% and $628,000 or 137.7%, respectively, over the comparable periods of 1995. Such increases were primarily due to additional borrowings by the Company under its borrowing arrangements with DBS Bank and the Debenture issued as part of the Transpac Financing (see Liquidity and Capital Resources). The Company currently anticipates that interest expense will continue at the second quarter level for the rest of 1996.

OTHER INCOME (EXPENSE)
- ----------------------

Other income was $64,000 for the second quarter and $117,000 for the first six months of 1996, as compared to $1,000 and $392,000, respectively, for the comparable periods of 1995. The majority of other income arising in 1995 reflects the receipt during the second quarter of a $375,000 payment from an insurance policy covering product losses incurred in 1988 due to the contamination of products during the manufacturing process.


EFFECTS OF INCOME TAXES
- -----------------------

For the six month period ended June 30, 1996, the Company has recorded an income tax expense of $47,000, which is comprised of $5,000 for federal alternative minimum taxes and $42,000 for state franchise taxes. For purposes of computing federal income tax liability, the Company believes that it has sufficient net operating losses, which can be carried forward, to eliminate federal income tax liability that would otherwise be due on the income generated in the first six months of 1996. Federal alternative minimum tax is not entirely eliminated by the Company's net operating losses from previous years. Due to the varying rules governing state franchise taxes for California, the Company does not have sufficient net operating losses from previous years to eliminate its franchise tax liability for 1996.

As of the filing of the Company's Form 10-Q for the first quarter of 1996, the Company believed that recent stock transactions may have caused the Company to have to defer a portion of the benefit of its net operating losses under Internal Revenue Code Section 382. Based on a study of the Company's stock transactions and impact on the Company's net operating losses, the Company believes that no such limitation exists. The taxable income generated by the Company's foreign operations during this time period was offset through the utilization of capital allowance carryforwards. No income tax expense was recorded in the comparable period of 1995 as the Company's foreign and domestic operations generated net operating losses for both financial reporting and income tax purposes.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

During the second quarter of 1996, the Company financed its operations through a combination of cash flows from its operating units and certain other borrowings and equity financings. As discussed in Note 5 to the Condensed Consolidated Financial Statements, the Company consummated an equity financing of $2,000,000 with Transpac and the Company's MPM subsidiary raised an additional $9,000,000 through the issuance of the Debenture to Transpac in March 1996. The Company's principal sources of liquidity as of June 30, 1996, consisted of $6,205,000 of cash, and certain limited available borrowing capacity with DBS. The $9.0 million raised by MPM is not available for use in other portions of the Company's business.

MPS, the Company's principal operating subsidiary, has a S$9,500,000 (US$6,733,000) borrowing arrangement with DBS, guaranteed by MPI, consisting of a working capital line of credit facility and an overdraft facility. Borrowings under this arrangement are due on demand and are secured by substantially all of the assets of MPS. Borrowings under the working capital line and the overdraft facility bear interest at the Singapore prime rate plus 1/2% and plus 3/4%, respectively. At June 30, 1996, MPS had outstanding borrowings under this arrangement of $6,521,000.

MPC has a S$500,000 (US$354,000) borrowing arrangement with DBS, guaranteed by both MPI and MPS, consisting of a working capital line and an overdraft facility. Borrowings under this arrangement are also due on demand and are secured by all of the assets of MPC. Borrowings under the working capital line of credit facility and the overdraft facility bear interest at the Singapore prime rate plus 1/2% and plus 3/4% respectively. At June 30, 1996, MPC had outstanding borrowings under this arrangement of $177,000.

MPM has a $3,500,000 borrowing facility with DBS which is guaranteed by both MPI and MPS. This facility consists of a $3.2 million short-term advance facility and a $300,000 import/export bills facility. Advances under this credit facility are secured by substantially all of the assets of MPM and bear interest at the bank's prime lending rate plus 2.5% and cannot remain outstanding for more than 30 days. The facility does permit rolling over of existing outstanding balances. This credit facility matured in May 1996, but has not yet been converted into a term loan, which is at the election of DBS. This facility automatically terminates in the event of the termination of the

Company's technology transfer agreement with IBM. At June 30, 1996, MPM had outstanding borrowings under this arrangement of $3,197,000.

The MPS borrowing agreement includes affirmative and negative covenants with respect to MPS, including the maintenance of certain financial statement ratios, balances, earning levels and limitations on payment of dividends, transfers of funds and incurrence of additional debt. The MPM agreement also contains certain restrictive provisions. As of June 30, 1996, MPS was in compliance with all covenants set forth in its agreement with DBS. The Company anticipates that the pressed-ceramics industry may soften in the third quarter of 1996. Should this softening market result in a reduced demand for the Company's pressed ceramic products, the Company may have difficulty in meeting some of its covenants with DBS. The Company is in regular communication with DBS Bank, providing them with data on the Company and the industry. No assurances can be made that the Company will receive a waiver of compliance with these convenants, should a waiver of compliance be required. Failure to receive these waivers would materially adversely affect the Company's results of operations, financial position and prospects.

At June 30, 1996, the Company also had borrowings of $9,000,000 under the Debenture discussed above, $11.0 million under notes payable to various customers bearing interest at rates ranging from 7.0% to 14.0%, $1,335,000 under mortgage notes bearing interest at a rate of 7.5%, $155,000 under term loans bearing interest at 12.2% and $1,344,000 under capital lease obligations, consisting of various machinery and equipment financing agreements, bearing interest at 4% to 6%. Borrowings under the above arrangements are secured by substantially all of the assets of the Company. The Company also incurred certain non-interest bearing obligations in connection with an acquisition in 1993 that have been discounted to their net present value of $337,000 at June 30, 1996.

Since the execution of the Company's technology licensing agreement with the International Business Machines Corporation (the "IBM Agreement"), expenditures associated with the establishment by MPM of a production facility in Singapore to manufacture products incorporating such licensed technology have totaled approximately $10,100,000. During the same period, the Company also paid an additional $2,000,000 of up-front non-refundable royalties to IBM. These expenditures, which have been partially funded through bank and lease financing, have had a material adverse effect on the Company's cash flow and capital resources. In addition to the $2.0 million payment, the Company has significant continuing obligations under the IBM Agreement. Under the IBM Agreement, the Company is also required to attain certain production milestones at specified dates, which the Company has not achieved. Failure to achieve these specified milestones permits IBM to terminate the IBM Agreement. In addition, commencing in August 1996, the IBM Agreement is terminable by either party without cause upon six months prior written notice. The Company is currently in the process of renegotiating with IBM certain restrictive covenants of the original 1994 Agreement. There can be no assurance that such covenants will be changed. Although the Company currently believes that with adequate financing it can achieve revised production milestones, there can be no assurance that the Company will be able to achieve such milestones on a timely basis, or at all. Furthermore, there can be no assurance that IBM will not terminate the IBM Agreement after August 1996. If the Company does not renegotiate the Covenants of the IBM Agreement and achieve the revised production milestones under a revised IBM Agreement, the Company could lose its rights to the technology licensed to the Company by IBM under such agreement. If IBM terminates the IBM Agreement after August 1996, the Company would lose its right to such technology. The loss of such rights would have a material adverse impact on the Company's future revenues and on the Company's future.

The Company is in the process of seeking additional financing, but other than credit facilities discussed above, had no legally binding commitments or arrangements for such financing as of June 30, 1996, other than the term sheet entered into with a bank lender in March 1996 for a $1.0 million term facility and there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company.

FUTURE OPERATING RESULTS

FUTURE CAPITAL NEEDS; NEED FOR ADDITIONAL FINANCING. The Company's future capital requirements will depend upon many factors, including the extent and timing of acceptance of the Company's products in the market, requirements to retire its substantial debt, requirements to construct, transition and maintain existing or new manufacturing facilities, commitments to third parties to develop, manufacture, license and sell products, the Company's operating results and the status of competitive products. Absent outside debt or equity financing, and excluding significant expenditures required for the Company's major projects and obligations associated with MPM, the Company currently anticipates that cash on hand, excluding the remaining funds from the Transpac Financing, anticipated cash flow from operations and funds available from the MPS bank line of credit will be adequate to fund its operations, excluding MPM, in the ordinary course through the twelve months subsequent to June 30, 1996. See "Repayment of Bank Obligations by MPM; Need for Additional Financing by MPM." There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations. In addition, the Company will require additional financing after such date to fund its operations in the ordinary course and retire its significant debt obligations. Furthermore, the Company will require significant additional financing in order to carry out its current corporate development programs, including the provision of certain raw materials and production supplies to a third party supplier in Indonesia and the consolidation of MPS's Singapore operations. There can be no assurance that the Company will be able to obtain such additional financing on terms acceptable to the Company, or at all.

Pursuant to a subcontract manufacturing agreement between the Company and Innoventure, a third party supplier, Innoventure established a manufacturing facility in Indonesia that partially processes pressed ceramic products on behalf of the Company. Partial processing of pressed ceramic products commenced in the second quarter of 1995. Pressed ceramic products that are partially processed in the Indonesian facility are completed in the Company's Singapore facility. The Company currently anticipates that the Indonesian facility may be able to fully process and produce pressed ceramic products by the middle of 1998. Equipping such facility to fully process and produce pressed ceramic products is subject to a number of conditions, including, but not limited to, additional transfers of pressed ceramic manufacturing equipment from Singapore, and there can be no assurance that such facility will be so equipped. Pursuant to the terms of this agreement, the Company agreed to provide Innoventure with raw materials and other production supplies necessary for the commencement of production in this facility. This obligation to provide raw materials and production supplies has subsequently been modified by both parties such that the Company is now purchasing these items from its suppliers on behalf of Innoventure. Innoventure currently owes the Company approximately $2,185,000 related to the supply of such raw materials and related production supplies, and the Company anticipates that it will continue to purchase such items on Innoventure's behalf for the foreseeable future. The foregoing amount is structured to be repaid to the Company by Innoventure with the form and timing of such payments being agreed to by both parties. There can be no assurance that amounts of raw materials and production supplies being provided to Innoventure will not increase in the future, however, or that such amounts will continue to be repaid by Innoventure in a timely fashion, or at all. Under this agreement, the Company also agreed to lease certain production equipment to Innoventure. To date, the parties have not finalized the terms of this leasing arrangement. In the interim, the Company moved certain of its production equipment from its Singapore facilities and certain of the equipment purchased from Samsung Corning to the Innoventure facility. There can be no assurance that the Company will not be required to replace such equipment in MPS's Singapore facilities or incur additional costs as a result of replacing such equipment.

Although limited processing of pressed ceramic products commenced in Indonesia during the second quarter of 1995, the full transition of the Company's pressed ceramic production operations from Singapore to Indonesia has not yet been completed and such operations are still primarily located at its Singapore facility. After the completion of the transfer of its pressed ceramic production operations to the facility in Indonesia, the Company may consolidate the MPS Singapore operations, which currently occupy two facilities, into one facility. Such consolidation, if undertaken by the Company, would cost a minimum of $1.0 to $3.0 million and such consolidation may be completed no earlier than the end of 1998. The Company does not currently have the resources to consolidate MPS's Singapore facilities. In the event that the Company requires additional funds to finance the consolidation of MPS's facilities, the Company will seek additional financing through subsequent sales of its debt or equity securities or through bank or lessor financing alternatives, if available. There can be no assurance that the Company will not incur additional costs with respect to the establishment of the manufacturing facility in Indonesia or the consolidation, if any, of MPS's Singapore operations.

The DBS line of credit available to MPS, which is guaranteed by MPI, contains numerous restrictive covenants on the ability of such subsidiary to provide funds to MPI or to other subsidiaries and on the use of proceeds. The credit facilities at MPC and MPM, customer loan agreements and the Transpac agreements also contain similar restrictions. The Company's high level of outstanding indebtedness and the numerous restrictive coven-ants set forth in the agreements covering this indebtedness prohibit the Company from obtaining additional bank lines of credit and from raising funds through the issuance of debt or other securities without the prior consent of DBS, certain customers and Transpac. The Company is in the process of seeking additional financing, but as of March 31, 1996, had no legally binding commitments or arrangements for such financing other than a term sheet for a $1.0 million term loan from a bank lender. The $9.0 million raised by MPM is not available for use in other portions of the Company's business, except for the development of the IBM technology. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. If additional funds are raised by issuing equity or convertible securities, further dilution to the existing shareholders will result. If adequate funds are not available, the Company will be required to delay, scale back or eliminate programs such as the consolidation of MPS's Singapore facility or development of the IBM technology, which could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. In addition, the Company will be required to take similar action with respect to other research and development or manufacturing, construction or transitioning programs or alliances or obtain funds through arrangement with third parties that may require the Company to relinquish rights to certain of its technologies or potential products or other assets that the Company would not otherwise relinquish. The delay, scaling back or elimination of any such programs or alliances or the relinquishment of any such rights could have a material adverse effect on the Company's business, financial condition and results of operations.

FUTURE OPERATING RESULTS. The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future depending upon a variety of factors, including foreign currency losses, losses associated with the Company's MPM subsidiary, downward pressure in gross margins at the Company's subsidiaries, continued losses at certain of the Company's subsidiaries due to low shipping volume, market acceptance of new and enhanced versions of the Company's products, delays, cancellations or reschedulings of orders, delays in product development, defects in products, the mix of products sold, political and economic instability, natural disasters, outbreaks of hostilities, variations in manufacturing yields, changes in manufacturing capacity and variations in the utilization of such capacity, changes in the length of the design-to-production cycle, relationships with and conditions of customers, subcontractors, and suppliers, receipt of raw materials, including consigned materials, customer concentration, price competition, cyclicality in the semiconductor industry and conditions in the pressed ceramic and personal computer industries. In addition, operating results may fluctuate significantly based upon several other factors, including the Company's ability to attract new customers, seasonal fluctuations in business activity worldwide, changes in pricing by the Company, its competitors, subcontractors, customers or suppliers, the conversion, if any, of existing Singapore facilities, and fluctuations in manufacturing yields at the Singapore and Indonesian facilities. Furthermore, there can be no assurance that revenue levels, if any, during the start-up phase of operations at MPM will be adequate to cover MPM's fixed overhead costs, which may result in significant operating losses arising at this subsidiary and thereby materially adversely affect the Company's business, prospects, financial condition and results of operations. The absence of significant backlog for an extended period of time will also limit the Company's ability to plan production and inventory levels, which could lead to substantial fluctuations in operating results. Accordingly, the failure to receive anticipated orders or delays in shipments due, for example, to unanticipated shipment reschedulings or defects or to cancellations by customers, or to unexpected manufacturing problems may cause net sales in a particular quarter to fall significantly below the Company's expectations, which would materially adversely affect the Company's operating results for such quarter. The impact of these and other factors on the Company's net sales and operating results in any future period cannot be forecasted with certainty. In addition, the significant fixed overhead costs at the Company's facilities, the need for continued expenditures for research and development, capital equipment and other commitments of the Company, among other factors, will make it difficult for the Company to reduce its expenses in a particular period if the
Company's sales goals for such period are not met.   A large portion of the
Company's operating expenses are fixed and are difficult to reduce or modify should revenues not meet the Company's expectations, thus magnifying the material adverse impact of any such revenue shortfall. Accordingly, there can be no assurance that the Company will not continue to sustain losses in the future or that such losses will not have a material adverse effect on the Company's business, financial condition and results of operations.

REPAYMENT OF BANK OBLIGATIONS BY MPM; NEED FOR ADDITIONAL FINANCING BY MPM. As of June 30, 1996, MPM had outstanding borrowings of approximately $3,197,000 under its borrowing arrangement with DBS. The facility, which is guaranteed by both MPI and MPS, is a short term credit facility which cannot remain outstanding for more than 30 days although the facility does permit rolling over of existing outstanding balances. In March 1996, MPM issued a $9,000,000 convertible debenture to Transpac, which debenture is due and payable in March 2001 unless earlier converted. The existence of the debenture and its convertibility feature into shares of common stock of MPI will significantly dilute any earnings per share amounts and could significantly dilute the ownership interests of MPI's investors. The existence of the debenture and its convertibility into shares of Common Stock of MPM could have the same effect on MPI, as the current sole shareholder, as the potential creation of a minority interest in the earnings of MPM, if any, would reduce the Company's proportional earnings from this subsidiary with a corresponding reduction in the Company's overall results of operations. MPM will require additional financing to commence limited production of partially-processed revenue-producing units by the fourth quarter of 1996. With adequate additional financing, the Company currently anticipates that volume production of fully-processed revenue-producing units may commence by the end of 1997. The Company currently anticipates that expenditures associated with equipping the MPM facility so that it may commence limited production of partially processed revenue producing units by the end of 1996 will total several million dollars, and, thereafter, tens of millions of dollars in order for the facility to commence full production of fully processed revenue producing units by the end of 1997. The Company will require significant additional financing above and beyond the proceeds from the Transpac Financing to adequately fund its obligations under the IBM Agreement and the manufacture of products based on such technology. Neither MPI nor any of its subsidiaries is currently able to generate such funds from its respective operations. Therefore, if additional funds are required, the Company would be required to undertake another offering of its debt and/or equity securities. There can be no assurances that the Company would be able to obtain such additional funds on terms acceptable to the Company, or at all, if required. A failure to obtain such additional funds as required would have a material adverse effect on MPM's operations and, therefore, on the business financial condition and results of operation of the Company. Furthermore, if the Company is unable to obtain additional funds as needed and MPM defaults on its obligations under the facility with DBS or the debenture with Transpac, MPM would be unable to achieve the production milestones under the IBM Agreement, giving IBM the right to terminate such agreement. In the event of such termination by IBM, the Company would lose the rights to the technology licensed to it by IBM under the IBM Agreement. The failure by the Company to obtain the necessary additional funds to maintain MPM's operations, a default by MPM under the DBS facility or MPM's loss of its technology rights under the IBM Agreement would materially and adversely and affect the Company's business, prospects, financial condition and loss of operations.

ADVERSE IMPACT OF MPM DEFAULT ON MPS AND MPI; REPAYMENT OF BANK OBLIGATIONS BY MPS; ADVERSE IMPACT OF MPS DEFAULT ON MPM. At June 30, 1996, MPS had outstanding borrowings of approximately $8.0 million with DBS and an aggregate of approximately $9.5 million from a consortium of customers (the "Consortium"). MPM's bank obligations also consist of borrowings of $3.2 million from DBS and $2.5 million from Orix Leasing. If MPM defaults on its obligations under the DBS facility, DBS could, as one of its numerous remedies, declare the debt owed to it by MPS to be immediately due and payable. Such an action would also result in defaults under certain of MPS's loan agreements pursuant to which it borrowed funds from the Consortium, among other lenders. Such accelerations would materially adversely affect the Company's ability to continue as an ongoing concern. In addition, in November 1995, Motorola, Inc. ("Motorola") guaranteed MPS's repayment of $2.0 million in borrowings from a certain bank lender. Under the terms of the agreement relating to Motorola's guarantee, MPI granted Motorola a security interest in all of the issued and outstanding capital stock of MPS, CTM and MPA. In the event that MPS defaults under its obligations to this bank lender and while such event of default continues, Motorola will have the right to vote and give consents with respect to all of the issued and outstanding capital of MPS, CTM and MPA (the "Subsidiary Voting Rights"). As a result, during the continuation of any such event of default, MPI would be unable to control at the shareholder level the direction of the subsidiaries that generate substantially all of the Company's revenues and hold substantially all of the Company's assets. Any such loss of control would have a material, adverse effect on the Company's business, financial condition and results of operations. Furthermore, the acquisition by Motorola of the Subsidiary Voting Rights would constitute an event of default under the IBM Agreement and the Manufacturing and Technology Agreements with Carborundum, thereby giving IBM and Carborundum the right to terminate the IBM Agreement and the Manufacturing and Technology Agreements. Upon such a termination by IBM or Carborundum, the Company would lose the rights to the technology that it has licensed from each of such entities, as applicable. The Company's loss of either of these rights would preclude the Company from manufacturing and selling products based on such technologies and thereby have a material adverse effect on the Company's business, financial condition and results of operations. The acquisition of the Subsidiary Voting Rights by Motorola would also constitute a default under the IBM Option Agreement, thereby triggering IBM's right to purchase up to 51% of the then outstanding capital stock of MPM. IBM's exercise of this right would cause MPI to lose voting control over MPM, which could have a material adverse effect on the Company's business, financial condition and results of operations. The agreements covering the Transpac Financing, including the convertible debenture and MPI's guarantee of such MPM indebtedness, contain numerous restrictions and events of default that could be triggered by the aforementioned actions and would, if they become effective, materially adversely affect the Company's business, prospects, results of operations and condition.

HIGH LEVERAGE. The Company is highly leveraged and has substantial debt service requirements. As of June 30, 1996, the Company and its subsidiaries had approximately $33.4 million in debt obligations while shareholders' equity totaled approximately $10.6 million. The Company's ability to meet its debt service will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operation of the Company, many of which are beyond its control. The Company must continue to raise capital in order to increase the production capacity of its MPM and MPS facilities. These additional capital requirements will be substantial. There can be no assurance that the Company will be able to meet the capital requirements described above or, if the Company is able to meet the capital requirements described above or, if the Company is able to meet such requirements, that the terms available will be favorable to the Company.

STATUS AS A GOING CONCERN. The Company's independent accountants have included an explanatory paragraph in their audit report with respect to the Company's 1995 audited consolidated financial statements related to a substantial doubt with respect to the Company's ability to continue as a going concern. There can be no assurance that the Company will operate profitably in the future and that
losses will not continue to occur.   Absent outside debt or equity financing,
and excluding significant expenditures required for the Company's major projects and obligations associated with MPM, the Company currently anticipates that cash on hand, anticipated cash flow from operations and funds available from the MPS bank line of credit, excluding the funds from the Transpac Financing, will be adequate to fund its operations, excluding MPM, in the ordinary course through the twelve months subsequent to June 30, 1996. The Company is currently seeking additional financing through sales of debt or equity securities and through bank or lessor financing alternatives, if available, to finance its future capital projects. These efforts may be hampered by the Company's high level of existing indebtedness, secured and otherwise. Any significant increase in planned capital expenditures or other costs or any decrease in or elimination of anticipated sources of financing could cause the Company to restrict its business and product development efforts. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. If adequate funds are not available, the Company will be unable to execute its business development efforts and will be required to delay, scale back or eliminate programs such as the transition of the Singapore operations to Indonesia and may be unable to continue as a going concern. There can be no assurance that the Company's future consolidated financial statements will not include another going concern explanatory paragraph if the Company is unable to raise sufficient funds to fund its operations. The factors leading to and the existence of the explanatory paragraph will have a material adverse effect on the Company's ability to obtain additional financing. See "-- Future Capital Needs; Need for Additional Financing," "Liquidity and Capital Resources" and "Consolidated Financial Statements."

FOREIGN CURRENCY FLUCTUATIONS. Although the Company's sales are denominated in United States dollars, the majority of the Company's operating expenditures are made in other currencies, namely Japanese yen and Singapore dollars. As a result, the Company's operating results have been and will continue to be materially adversely affected by any weakening of the United States dollar relative to these currencies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Any appreciation of such currencies relative to the United States dollar would result in exchange losses for the Company and could have the effect of increasing the Company's costs of goods and general administrative expenses and decreasing its margins or in making the prices of the Company's or its customers' products less competitive. Accordingly, such effects have had and will continue to have a material adverse effect upon the business, financial condition and results of operations of the Company. Although the Company seeks to mitigate its currency exposure through hedging measures, these measures have been and may in the future be significantly limited in their effectiveness. In the future, the Company's operating results will also be materially adversely affected by any weakening of the United States dollar relative to Indonesia's currency. See "New Manufacturing Facilities in Indonesia; Transition of Existing Singapore Operations; New Manufacturing Facilities in Indonesia and Singapore."

NEW MANUFACTURING FACILITIES IN INDONESIA; TRANSITION OF EXISTING SINGAPORE OPERATIONS; NEW MANUFACTURING FACILITIES IN INDONESIA AND SINGAPORE. In 1993, the Company entered into a subcontract manufacturing agreement with Innoventure pursuant to which Innoventure designed and constructed a new manufacturing facility in Indonesia. The Company currently anticipates moving its pressed ceramic production operations presently located in MPS's facilities in Singapore to Indonesia. In connection with such move, the Company may consolidate MPS's Singapore operations, which currently occupy two facilities, into one facility. Such consolidation, if undertaken by the Company, will cost a minimum of $1.0 to $3.0 million and such consolidation would be completed no earlier than the end of 1998. To date, the transition of the Company's pressed ceramic production operations from Singapore to Indonesia has not yet been completed and the bulk of such operations are still located at its Singapore facility. The operation of the Indonesian facility by Innoventure is designed to increase the Company's manufacturing capacity and to lower costs of production. Partial processing of pressed ceramic products, which are completed in the Company's Singapore facility, commenced in the second quarter of 1995. The Company currently anticipates that it will be increasingly dependent on the Indonesian facility to conduct the initial processing of its pressed ceramic products in future periods. The Company's increasing reliance on Innoventure as a subcontractor involves certain risks: reduced control over delivery schedules, quality assurance, manufacturing yields and costs. Although the Company has not experienced material disruptions in supply from Innoventure to date, there can be no assurance that manufacturing problems will not occur in the future. Any such material disruption could have a material adverse effect on the Company's business, financial condition and results of operations.

The complete equipping and operation of the facility in Indonesia could take
several years to accomplish.   Innoventure is not under any unconditional
obligation to fully equip such facility and there are a number of other conditions that must be satisfied before such Indonesian facilities can be fully equipped. There can be no assurance, therefore, that such Indonesian facility will be fully completed. Innoventure is also not subject to any written contractual obligation to continue operating such facility. Thus, there can be no assurance that the agreement with Innoventure is enforceable or that any judgment secured by the Company, whether in Singapore or elsewhere, upon a breach of such agreement will be upheld by Singapore courts. Innoventure is entitled to the first $4.5 million in profits generated by the Indonesian facility within five years of project start-up. See "-- Future Capital Needs; Need for Additional Financing."

If the Company's revenues do not increase commensurate with the anticipated increase in capacity in Indonesia, the Company's results of operations could be materially adversely affected. As is typical in the semiconductor industry, new manufacturing facilities initially experience low production yields. Any inability on the Company's or Innoventure's part to obtain adequate production yields or to maintain such yields in the future could delay shipments of products. No assurance can be given that the facility in Indonesia will not experience production yield problems or delays in completing product testing required by a customer to qualify the Company as a vendor, either of which, given that such facilities will be manufacturing pressed ceramic products and advanced multilayer packages, respectively, could materially adversely affect the Company's business, financial condition and results of operations.

SIGNIFICANT CUSTOMER CONCENTRATION. Historically, the Company has sold its products to a very limited number of customers. Recently, certain of the Company's key customers have notified the Company that they intend to decrease their product purchase orders with the Company. The loss of or any reduction in orders by any of these customers, including reductions due to market, economic or competitive conditions in the semiconductor, personal computer or electronic industries or in other industries that manufacture products utilizing semiconductors or MCMs, would materially adversely affect the Company's business, financial condition and results of operations. The supply agreements with certain of these customers do not obligate them to purchase products from the Company. The Company's ability to increase its sales in the future will also depend in part upon its ability to obtain orders from new customers. There can be no assurance that the Company's sales will increase in the future or that the Company will be able to retain existing customers or to attract new ones. There can also be no assurance that any of the Company's subsidiaries will be able to diversify or enhance its customer base. Failure to develop new customer relationships could materially adversely affect each such subsidiary's results of operations and could materially adversely affect the Company's business, financial condition and results of operations.


MATURE MARKET; DEPENDENCE ON SEMICONDUCTOR AND PERSONAL COMPUTER INDUSTRIES.
To date, a significant portion of the Company's revenues have been derived from sales of pressed ceramic products to customers in the semiconductor industry. The market for pressed ceramic product is relatively mature and demand for pressed ceramic products may decline in the future. Accordingly, the Company believes that sales of its pressed ceramic products may decrease in the future and, as a result, the Company's business, financial condition and results of operations may be materially adversely affected.

The financial performance of the Company is dependent in large part upon the current and anticipated market demand for semiconductors and products such as personal computers that incorporate semiconductors. The semiconductor industry is highly cyclical and historically has experienced recurring periods of oversupply, resulting in significantly reduced demand for the Company's pressed ceramic products, as is currently being experienced by the Company and the industry. The Company believes that the markets for new generations of semiconductors will also be subject to similar fluctuations. A reduced rate of growth in the demand for semiconductor component parts due, for example, to competitive factors, technological change or otherwise, may materially adversely affect the markets for the Company's products. From time to time, the personal computer industry, like the semiconductor industry, has experienced significant downturns, often in connection with, or in anticipation of, declines in general economic conditions. Accordingly, any factor adversely affecting the semiconductor or the personal computer industry or particular segments within the semiconductor or personal computer industry may materially affect the Company's business, financial conditions and results of operations. There can be no assurance that the Company's net sales and results of operations will not be materially adversely affected if downturns or slowdowns in the semiconductor, personal computer industry or other industries utilizing the Company's products occur in the future.

HIGHLY COMPETITIVE INDUSTRY; SIGNIFICANT PRICE COMPETITION. The electronic packaging and inter-connection technology industries are intensely competitive. The Company experiences intense competition worldwide from a number of manufacturers, many of which have substantially greater financial resources and production, marketing and other capabilities than the Company with which to develop, manufacture, market and sell their products. The market for sales of the Company's pressed ceramic products is highly concentrated with a few competitors, all of which provide intense competition and have substantially greater financial resources and production, marketing and other capabilities than the Company with which to develop, manufacture, market and sell pressed ceramic products. The Company faces competition from certain of its customers that have the internal capability to produce products competitive with the Company's products and may face competition from new market entrants in the future. In addition, corporations with which the Company has agreements are conducting independent research and development efforts in areas which are or may be competitive with the Company. The Company expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's existing products which could materially adversely affect the Company's business, financial condition and results of operations. Moreover, the Company has historically experienced significant price competition in the sale of its pressed ceramic products, which has materially adversely affected the prices and gross margins of such products and the Company's business, financial condition and results of operations. The Company is also experiencing significant price competition which may materially adversely affect the Company's business, financial condition and results of operations. The Company believes that to remain competitive in the future it will need to continue to develop new products and to invest significant financial resources in new product development. There can be no assurance that such new products will be developed or that sales of such new products will be achieved. There can be no assurance that the Company will be able to compete successfully in the future.

TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION; UNCERTAINTY OF MARKET ACCEPTANCE AND EMERGING MARKETS. The markets for the Company's products are subject to technological change and new product introductions and enhancements. Customers in the Company's markets require products embodying increasingly advanced electronics packaging and interconnection technology. Accordingly, the Company must anticipate changes in technology and define, develop and manufacture or acquire new products that meet its customers' needs on a timely basis. The Company anticipates that technological changes, such as FLASH memory, advances in plastic materials technology and other semiconductor devices that may be more cost effectively assembled into plastic packages and that do not require the protection characteristics of the Company's ceramic packages, could cause the Company's net sales to decline in the future. There can be no assurance that the Company will be able to identify, develop, manufacture, market, support or acquire new products successfully, that any such new products will gain market acceptance, or that the Company will be able to respond effectively to technological changes. If the Company is unable for technological or other reasons to develop products in a timely manner in response to changes in technology, the Company's business, financial condition and results of operations will be materially adversely affected. There can be no assurance that the Company will not encounter technical or other difficulties that could in the future delay the introduction of new products or product enhancements. In addition, new product introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's products, which could materially adversely affect the Company's business, financial condition and results of operations. Even if the Company develops and introduces new products, such products must gain market acceptance and significant sales in order for the Company to achieve its growth objectives. Furthermore, it is essential that the Company develop business relationships with and supply products to customers whose end-user products achieve and sustain market penetration. There can be no assurance that the Company's products will achieve widespread market acceptance or that the Company will successfully develop such customer relationships. Failure by the Company to develop products that gain widespread market acceptance and significant sales or to develop relationships with customers whose end-use products achieve and sustain market penetration will materially adversely affect the Company's business, financial condition and results of operations. The Company's financial performance will depend in significant part on the continued development of new and emerging markets such as the market for MCMs. The Company is unable to predict with any certainty any growth rate and potential size of emerging markets. Accordingly, there can be no assurance that emerging markets targeted by the Company, such as the market for MCMs, will develop or that the Company's products will achieve market acceptance in such markets. The failure of emerging markets targeted by the Company to develop or the failure by the Company's products to achieve acceptance in such matters could materially adversely affect the Company's business, financial condition and results of operations.

INTERNATIONAL OPERATIONS. Most of the Company's net sales to date have been made to foreign subsidiaries of European and United States corporations. The Company anticipates that sales to such types of customers will continue to account for most of its net sales in the foreseeable future. As a result, most of the Company's sales will continue to be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing contract manufacturers and customers that are provided with contract manufacturing, potentially adverse tax consequences, extended payment terms, and difficulty in accounts receivable collection. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States or any other country upon the importation or exportation of the Company's products in the future. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could materially adversely affect the Company's ability to manufacture or sell in foreign markets. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, as the Company continues to transfer an increasing amount of production equipment to the facility in Indonesia, the Company will be increasingly subject to the risks associated with conducting business in Indonesia, including economic conditions in Indonesia, the burdens of complying with Indonesian laws, particularly with respect to private enterprise and commercial activities, and, possibly, political instability. Enforcement of existing and future laws and private contracts is uncertain, and the implementation and interpretation thereof may be inconsistent. As the Company increases the amount of its assets, particularly in the form of manufacturing equipment, that are located in Indonesia, there can be no assurance that changes in economic and political conditions in Indonesia will not have a material adverse effect on the Company's business, financial condition and results of operations. Enforcement of existing and future laws and private contracts is uncertain, and the implementation and interpretation thereof may be inconsistent. See "-- New

Manufacturing Facilities in Indonesia; Transition of Existing Singapore Operations; New Manufacturing Facilities in Indonesia and Singapore."

SOLE OR LIMITED SOURCES OF SUPPLY. Certain raw materials essential for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. In the production of its CERDIP products the Company has one supplier for its alumina powder, two suppliers for its ultraviolet lenses and one supplier of certain sealing glasses. The Company also has two suppliers of the integrated circuits that are sold with the Company's MCM products. In addition, there are a limited number of qualified suppliers of laminate substrates which are of critical importance to the production of the Company's MCM-L products. The Company's reliance on sole or a limited group of suppliers involves several risks, including a potential inability to obtain an adequate supply of required materials and reduced control over the price, timely delivery, and quality of raw materials. There can be no assurance that problems with respect to yield and quality of such materials and timeliness of deliveries will not continue to occur. Disruption or termination of these sources could delay shipments of the Company's products and could have a material adverse effect on the Company's business, financial condition and operating results. Such delays could also damage relationships with current and prospective customers.

PRODUCT QUALITY AND RELIABILITY; NEED TO INCREASE PRODUCTION. The Company's customers establish demanding and time-consuming specifications for quality and reliability that must be met by the Company's products. From initial customer contact to actual qualification for production, which may take as long as one year, the Company may expend significant resources. Although recently the Company has generally met its customers' quality and reliability product specifications, the Company has been experiencing difficulties in meeting some of these standards. Although the Company has addressed past concerns and has resolved a number of quality and reliability problems, there can be no assurance that such problems will not recur in the future. If such problems did recur, the Company could experience delays in shipments, increased costs, delays in or cancellation of orders and product returns, any of which would have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the contract manufacturing of pressed ceramic products in Indonesia and commencement of operations in such new facility and conversion of its existing facilities in Singapore for new products will increase the probability of many such risks. The manufacture of the Company's products is complex and subject to a wide variety of factors, including the level of contaminants in the manufacturing environment and the materials used and the performance of personnel and equipment. The Company has in the past experienced lower than anticipated production yields and written off defective inventory as a result of such factors. The Company must also successfully increase production to support anticipated sales volumes. There can be no assurance that the Company will be able to do so or that it will not experience problems in increasing production in the future. The Company's failure to adequately increase production or to maintain high quality production standards would have a material adverse effect on the Company's business, financial condition and results of operations.

EXPANSION OF OPERATIONS. In order to be competitive, the Company must implement a variety of systems, procedures and controls and greatly improve its communications between its US and Singapore operations. The Company expects its operating expenses to continue to increase significantly. If orders received by the Company do not result in sales or if the Company is unable to sustain net sales at anticipated levels, the Company's operating results will be materially adversely affected until operating expenses can be reduced. The Company's expansion will also continue to cause a significant strain on the Company's management, financial and other resources. If the Company is to grow, it must expand its accounting and other internal management systems and greatly improve its communications between its US and Singapore operations, and there can be no assurance that the Company will be successful in effecting such expansion. Any failure to expand these areas in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's results of operations. Moreover, there can be no assurance that net sales will increase or remain at or above recent levels or that the Company's systems, procedures and controls will be adequate to support the Company's operations. The Company's financial performance will depend in part on its ability to continue to improve its systems, procedures and controls.

INTELLECTUAL PROPERTY MATTERS. Although the Company attempts to protect its intellectual property rights through patents, trade secrets and other measures, it believes that its financial performance will depend more upon the innovation, technological expertise, manufacturing efficiency and marketing and sales abilities of its employees.

There can be no assurance that others will not independently develop similar proprietary information and techniques or gain access to the Company's intellectual property rights or disclose such technology or that the Company can meaningfully protect its intellectual property rights. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop similar products, duplicate the Company's products or design around the patents owned by the Company, or that third parties will not assert intellectual property infringement claims against the Company. In addition, there can be no assurance that foreign intellectual property laws will protect the Company's intellectual property rights.

Litigation is becoming necessary to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, to determine the validity of and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has not conducted any patent searches or obtained an opinion of counsel with respect to its proprietary rights. Although no claims or litigation related to any intellectual property matter are currently pending against the Company, there can be no assurance that infringement or invalidity claims by third parties or claims for indemnification resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition and results of operations. If any claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. In addition, the Company could decide to litigate such claims, which could be extremely expensive and time-consuming and could materially adversely affect the Company's business, financial condition and results of operations.

POTENTIAL DIVESTITURE OF MPC (S) PTE. LTD. ALUMINUM NITRIDE SUBSIDIARY; OBLIGATION TO PURCHASE PRODUCTS. In connection with the agreements with the Carborundum Company ("Carborundum") for the manufacture of microelectronic packages fabricated with aluminum nitride compounds, the Company granted to Carborundum an irrevocable option, exercisable at any time through December 31, 1996, to acquire for an agreed-upon price set forth in the agreements up to 75% of the ownership of MPC, a subsidiary of the Company organized to manufacture and sell such products only to Carborundum. In addition, Carborundum has a right to acquire for an agreed-upon price set forth in the agreements up to 100% of the ownership of MPC in the event that competitors of Carborundum's microelectronics business acquire more that 10% of the ownership of MPI or gain access to any confidential information of either MPC or MPI relating to Carborundum's microelectronics business. In either event, MPI would lose control of the management and direction of MPC and, in the event of a total divestiture, the right to participate in the profits, if any, of MPC. The exercise of either such option could materially adversely affect the Company's business, financial condition and results of operations. In addition, although Carborundum is obligated to purchase certain specified quantities of such packages from MPC, Carborundum may purchase such products from any other party without regard to such purchase requirements if Carborundum determines in good faith that such third party is more attractive to Carborundum than MPC on an
economic, quality or risk basis.   The Manufacturing Agreement and Technology
Agreement expire after December 31, 1996, if not renewed by the parties. Furthermore, commencing January 1, 1997, Carborundum may unilaterally terminate the Manufacturing Agreement without cause, which termination would also terminate the Technology Agreement. There can be no assurance that Carborundum will not terminate the Manufacturing Agreement after January 1, 1997. The Company would lose its rights to the technology currently licensed to it by Carborundum and the right to manufacture products based on such technology as a result of the expiration of the Manufacturing Agreement or if Carborundum terminates the Manufacturing Agreement. Accordingly, any such expiration or termination would have a material adverse effect on the Company's business, financial condition and results of operation. The Company was recently notified that the new owner of Carborundum has announced its intention to sell such corporation. The Company is unable to determine what impact, if any, such announcement or sale will have on the Company's agreements with Carborundum.

ENVIRONMENTAL REGULATIONS. The Company is subject to a variety of local, state, federal and foreign governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained all necessary environmental permits to conducts its business. Nevertheless, the failure to comply with current or future regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its manufacturing processes or cessation of operations. Compliance with such regulations could require the Company to acquire expensive remediation equipment or to incur substantial expenses. Any failure by the Company to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous or toxic substances, could subject the Company to significant liabilities, including joint and several liability under certain statues. The imposition of such liabilities could materially adversely affect the Company's business, financial condition or results of operations.

GROWTH STRATEGY THROUGH ACQUISITIONS. As part of its growth strategy, the Company has in the past sought and may in the future continue to seek to increase sales and achieve growth through the acquisition of comparable or complementary businesses or technologies. The implementation of this strategy will depend on many factors, including the availability of acquisitions at attractive prices and the ability of the Company to make acquisitions, the integration of acquired businesses into existing operations, the expansion of the Company's customer base and the availability of required capital. Acquisitions by the Company may result in dilutive issuances of equity securities, and in the incurrence of debt and the amorti-zation of goodwill and other intangible assets that could adversely affect the Company's profitability. Any inability to control and manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will successfully expand or that growth and expansion will result in profitability or that the Company's growth plans through acquisitions will not be inhibited by the Company's current lack of resources.

DEPENDENCE ON KEY PERSONNEL. The Company's performance depends in significant part upon the continued services of its President and Chief Executive Officer, Timothy da Silva, the Senior Vice President of MPS, Jee Fook Pak, as well as other key personnel, many of whom would be difficult to replace. Mr. Pak is not bound by an employment agreement with the Company. The Company's financial performance also depends in part upon its ability to attract and retain qualified management, technical, and sales and support personnel for its operations. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of any key employee, the failure of any key employee to perform in his current position or the Company's inability to attract and retain skilled employees, as needed, could materially adversely affect the Company's business, financial condition and results of operations.

NASDAQ NATIONAL MARKET LISTING REQUIREMENTS. The Company will be subject to continuing requirements to be listed on the Nasdaq National Market. There can be no assurance that the Company can continue to meet such requirements. The price and liquidity of the Common Stock may be materially adversely affected if the Company is unable to meet such requirements in the future.

SALE OF SHARES INTO THE MARKETPLACE. On April 29, 1996, upon termination of the two-year lock-up agreement entered into in connection with the Company's initial public offering, more than an additional 3,000,000 shares of Common Stock became immediately available for sale in the public market, subject, in part, to the volume restrictions of Rule 144. Sales of a significant number of such shares could materially adversely affect the Company's stock price.

VOLATILITY OF STOCK PRICE. The Company believes that factors such as announcements of development related to the Company's business, fluctuations in the Company's financial results, general conditions or developments in the semiconductor and personal computer industry and the general economy, sales of the Company's Common Stock into the marketplace, an outbreak of hostilities, natural disaster, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in the Company's relationships with its customers and suppliers, or a shortfall or changes in revenue, gross margins or earnings or other financial results from Analysts' expectations could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In recent years the stock market in general, and the market for share of small capitalization stocks in particular, including the Company, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Company's Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           In February 1995, the Company was sued in the United States District
           Court for the Southern District of California in two separate class actions alleging various federal securities laws violations by the Company and certain of its officers and directors. In October 1995, these two lawsuits were subsequently combined into one consolidated class action. In November 1995, the Company reached an agreement in principle to settle the consolidated class action lawsuit in exchange for a cash payment of $950,000. The proposed settlement required the Company to contribute $525,000, with the remainder to be paid by the Company's insurance carrier. The proposed settlement was given final approval in May 1996.


Item 2.    Changes in Securities

           None


Item 3.    Defaults upon Senior Securities

           None


Item 4.    Submission of Matters to a Vote of Securityholders

           The Annual Meeting of Shareholders of the Company was held on May 29,
           1996. The following items were voted upon by the shareholders with all items being approved.

                                                                                            Votes
                                                                                          Against or       Votes        Broker
                                                                            Votes For      Withheld      Abstained     Non-Votes
                                                                            ---------     ----------     ---------     ---------
           (1)  Election of the following persons, who were the only
                nominees, as Directors to hold office until the next
                Annual Meeting or until their successors are elected
                and qualified:
                      Wilmer R. Bottoms                                     3,566,126      19,164
                      Timothy da Silva                                      3,566,126      19,164
                      Cecil E. Smith, Jr.                                   3,566,126      19,164
                      Frank L. Howland                                      3,566,126      19,164
                      William R. Thompson                                   3,566,126      19,164
           (2)  Amendment of the Company's 1993 Stock Option/Stock
                Issuance Plan to (i) increase the maximum number of
                shares of Common Stock authorized for issuance over
                the term of the 1993 Plan from 390,632 to 690,632
                shares and (ii) establish a limit on the number of
                shares of Common Stock for which any one participant
                may be issued options, separately exercisable stock
                appreciation rights and direct stock issuances over
                the term of the 1993 Plan                                   2,345,753      62,264          7,101        1,170,172

           (3)  Ratification of BDO Seidman, LLP as the Company's
                independent accountants for the fiscal year ending
                December 31, 1996                                           3,569,490       9,750          1,250

           On May 29, 1996, a Special Meeting of Shareholders of the Company was held. The following items were voted upon by the shareholders with all items being approved.


                                                                                            Votes
                                                                                          Against or       Votes        Broker
                                                                            Votes For      Withheld      Abstained     Non-Votes
                                                                            ---------     ----------     ---------     ---------
           (1)  Approval of the convertibility of a debenture
                issued by MPM (S) Pte. Ltd., a wholly-owned
                subsidiary of the Company, to a group of related
                investors, into shares of the Company's Common Stock        3,692,982

           (2)  Approval of an amendment to the Company's Amended and
                Restated Articles of Incorporation to increase the
                authorized number of shares of Common Stock from
                10,000,000 shares to 15,000,000 shares, which amendment
                was necessary in part to effect an increase in the number
                of shares of Common Stock that may be necessary to
                provide for the convertibility of the Debenture
                submitted for approval pursuant to Proposal One            3,692,982

Item 5.  Other Information

         On July 30, 1996, Wilmer R. Bottoms, Chairman of the Board of
         Directors of the Company, resigned his position on the Board.

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed herewith:

             . Exhibit 3.6 - Amended and Restated Articles of Incorporation
               of the Company.

             . Exhibit 10.76 - Subscription Agreement by and among the Company,
               Transpac Capital Pte Ltd., Transpac Industrial Holdings Ltd.,
               Regional Investment Company, Ltd. and Natsteel Equity III Pte
               Ltd./(1)/

             . Exhibit 10.77 - Convertible Loan Agreement by and among the
               Company, MPM, Transpac Capital Pte Ltd., Transpac Industrial
               Holdings Ltd., Regional Investment Company Ltd. and Natsteel
               Equity III Pte Ltd./(1)/

             . Exhibit 10.78 - Guarantee issued by the Company /(1)/

             . Exhibit 10.79 - 1993 Stock Option/Stock Issuance Plan.

             . Exhibit 11.1 - Computation of Net Income (Loss) per Common Share

             . Exhibit 27.1 - Financial Data Schedule

             /(1)/ These documents are incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K, dated March 27, 1996, and filed with the Securities and Exchange Commission on April 5, 1996.

         (b) The following report on Form 8-K was filed during the quarter ended June 30, 1996:

             . Report on Form 8-K dated March 27, 1996 was filed with the
               Securities and Exchange Commission on April 5, 1996, regarding the issuance of 842,013 shares of the Company's Common Stock to Transpac Capital Pte. Ltd. and certain other foreign investors (collectively, "Transpac"), for a purchase price of $2,000,000 and the issuance of a $9,000,000 convertible debenture by one of the Company's subsidiaries to Transpac.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MICROELECTRONIC PACKAGING, INC.
(Registrant)




By:  /s/ TIMOTHY DA SILVA
     -----------------------------------------
     Timothy da Silva
     President and Chief Executive Officer and
     Acting Chief Financial Officer



Date:  August 14, 1996

                                 EXHIBIT INDEX

Number        Description
- ------        -----------
3.6           Amended and Restated Articles of Incorporation of the Company.

10.76         Subscription Agreement by and among the Company, Transpac
              Capital Pte Ltd., Transpac Industrial Holdings Ltd., Regional
              Investment Company, Ltd. and Natsteel Equity III Pte Ltd./(1)/

10.77         Covertible Loan Agreement by and among the Company, MPM, Transpac
              Capital Pte Ltd., Transpac Industrial Holdings Ltd., Regional
              Investment Company Ltd. and Natsteel Equity III Pte Ltd./(1)/

10.78         Guarantee issued by the Company/(1)/

10.79         1993 Stock Option/Stock Issuance Plan

11.1          Computation of Net Income (Loss) per Common Share

27.1          Financial Data Schedule

/(1)/ These documents are incorporated by reference to the Exhibits filed with the Company's current report on Form 8-K, dated
              March 27, 1996, and filed with the Securities and Exchange
              Commission on April 5, 1996.