Form 10-Q
period 1996-09-30
MICROELECTRONIC PACKAGING INC /CA/
filed 1996-11-19
CIK 916232

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                          ---------------------------

                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED     SEPTEMBER 30, 1996
                                   ------------------

                      Commission file number      0-23562
                                                  -------

                        MICROELECTRONIC PACKAGING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                   94-3142624
---------------------------------           ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

9350 TRADE PLACE, SAN DIEGO, CALIFORNIA                  92126
----------------------------------------               ---------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (619) 530-1660
                                                     --------------

--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

   Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No
                                         ----      ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     At SEPTEMBER 30, 1996, there were outstanding 5,684,497 shares of the
        ------------------                         ---------
Registrant's Common Stock, no par value per share.


 Index                                                           Page No.
--------                                                         --------
PART I       FINANCIAL INFORMATION

Item 1.      Consolidated Financial  Statements:
             Condensed Consolidated Balance Sheets...............    3
             Condensed Consolidated Statements of Operations.....    4
             Condensed Consolidated Statements of Cash Flows.....    5
             Condensed Consolidated Statement of Changes in
             Shareholders' Equity................................    6
             Notes to Condensed Consolidated Financial Statements    7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.................   11

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings...................................   27
Item 2.      Changes in Securities...............................   27
Item 3.      Defaults Upon Senior Securities.....................   27
Item 4.      Submission of Matters to a Vote of Security Holders.   27
Item 5.      Other Information...................................   27
Item 6.      Exhibits and Reports on Form 8-K....................   28

SIGNATURES.......................................................   29

EXHIBIT INDEX....................................................   30


                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        MICROELECTRONIC PACKAGING, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                     September 30,   December 31,
ASSETS                                                   1996           1995
                                                     ------------   ------------
Current assets:
   Cash                                              $  2,559,000   $  2,923,000
   Accounts receivable, net                             4,491,000      6,815,000
   Inventories                                          8,021,000      7,158,000
   Other current assets                                 6,132,000      3,659,000
                                                     ------------   ------------
      Total current assets                             21,203,000     20,555,000

Property, plant and equipment, net                     24,162,000     16,943,000
Deferred facility start-up costs                        6,185,000      1,920,000
Other non-current assets                                3,156,000      3,009,000
                                                     ------------   ------------
                                                     $ 54,706,000   $ 42,427,000
                                                     ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Line of credit borrowings, due on demand          $  9,073,000   $  9,245,000
   Accounts payable                                     6,564,000      7,767,000
   Accrued liabilities                                  4,575,000      4,538,000
   Deferred revenue                                       753,000        572,000
   Current portion of long-term debt (Note 8)          20,123,000      3,316,000
                                                     ------------   ------------
      Total current liabilities                        41,088,000     25,438,000

Long-term debt                                          3,755,000      9,573,000
Subsequent events, commitments and contingencies
 (Notes 6, 7 and 8)
Total shareholders' equity                              9,863,000      7,416,000
                                                     ------------   ------------
                                                     $ 54,706,000   $ 42,427,000
                                                     ============   ============

                        MICROELECTRONIC PACKAGING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                               Three months ended September 30,     Nine months ended September 30,
                                               --------------------------------     -------------------------------
                                                    1996              1995                1996            1995
                                               -------------      -------------     --------------   --------------
Net sales:
   Product sales                               $  11,247,000      $  15,779,000     $    44,005,000   $  41,659,000
   Other sales                                       711,000                 -            1,527,000              -
                                               -------------      -------------     ---------------   -------------
                                                  11,958,000         15,779,000          45,532,000      41,659,000

Cost of goods sold:
   Product sales                                   9,765,000         12,097,000          36,462,000      34,283,000
   Other sales                                       597,000                 -            1,326,000              -
                                               -------------      -------------     ---------------   -------------
                                                  10,362,000         12,097,000          37,788,000      34,283,000
                                               -------------      -------------     ---------------   -------------
Gross profit                                       1,596,000          3,682,000           7,744,000       7,376,000

Selling, general and administrative                1,378,000          1,636,000           4,352,000       5,013,000
Engineering and product development                  725,000            644,000           2,010,000       1,695,000
Provision for revaluation of subsidiary
 and other related assets                                 -                  -                   -        1,000,000
                                               -------------      -------------     ---------------   -------------
      Income (loss) from operations                 (507,000)         1,402,000           1,382,000        (332,000)

Other income (expense):
   Foreign exchange gain (loss)                       80,000           (576,000)            380,000      (1,171,000)
   Interest (expense), net                          (643,000)          (399,000)         (1,728,000)       (855,000)
   Other income, net                                 348,000             30,000             466,000         422,000
                                               -------------      -------------     ---------------   -------------

Income (loss) before
 provision for income taxes                         (722,000)           457,000             500,000      (1,936,000)
Provision for income taxes                                -                  -               47,000              -
                                               -------------      -------------     ---------------   -------------
Net income (loss)                              $    (722,000)     $     457,000     $       453,000   $  (1,936,000)
                                               =============      =============     ===============   =============
Net income (loss) per common share             $       (0.13)     $        0.10     $          0.08   $       (0.42)
                                               =============      =============     ===============   =============
Weighted average shares used
  in per share calculation                         5,622,000          4,770,000           5,493,000       4,660,000
                                               =============      =============     ===============   =============


                        MICROELECTRONIC PACKAGING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                               Nine months ended September 30,
                                                                           --------------------------------------
                                                                                1996                     1995
                                                                           -------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                         $    453,000             $ (1,936,000)
  Adjustments to reconcile net income  (loss) to net cash (used) by operating activities:
       Depreciation and amortization                                           2,035,000                1,806,000
       Provision for revaluation of subsidiary and other related assets           -                     1,000,000
       Unrealized loss on borrowings denominated in foreign currency              -                       327,000
       Gain on sale of fixed asssets                                            (284,000)                   -
       Realized (gain) on forward foreign currency contracts                    (318,000)                (165,000)
  Changes in assets and liabilities:
       Accounts receivable                                                     2,644,000                 (265,000)
       Inventories                                                              (867,000)                (365,000)
       Other current assets                                                   (2,473,000)              (1,183,000)
       Deferred facility start-up costs and other non-current assets          (4,365,000)                (231,000)
       Accounts payable, accrued liabilities and deferred revenue             (1,028,000)               1,397,000
                                                                            ------------             ------------
         Net cash provided (used) by  operating activities                    (4,203,000)                 385,000
                                                                            ------------             ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of fixed assets                                                 (9,290,000)              (5,831,000)
  Increase in net assets held for sale,  net of related borrowings of
   $2,888,000                                                                     -                    (2,069,000)
  Advances under notes receivable                                                 -                       (30,000)
  Realized gain from forward foreign currency contracts                          318,000                  165,000
                                                                            ------------             ------------
     Net cash (used) by investing activities                                  (8,972,000)              (7,765,000)
                                                                            ------------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit facilities                                  39,037,000               27,102,000
  Repayments under line of credit facilities                                 (39,209,000)             (26,138,000)
  Borrowings under long-term debt                                             12,058,000                7,575,000
  Principal payments on long-term debt                                        (1,069,000)                (712,000)
  Issuance of common stock                                                     1,994,000                   -
                                                                            ------------             ------------
     Net cash provided by financing activities                                12,811,000                7,827,000
                                                                            ------------             ------------
NET INCREASE (DECREASE) IN CASH                                                 (364,000)                 447,000
CASH AT BEGINNING OF PERIOD                                                    2,923,000                1,346,000
                                                                            ------------             ------------
CASH AT END OF PERIOD                                                       $  2,559,000             $  1,793,000
                                                                            ============             ============

                        MICROELECTRONIC PACKAGING, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                                  (unaudited)

                                     Common Stock
                               ------------------------    Accumulated
                                Shares        Amount         Deficit          Total
                               ---------   ------------   -------------    -----------
Balance at January 1, 1996     4,660,093   $ 34,326,000   $ (26,910,000)   $ 7,416,000
Issuance of common stock         963,409      1,911,000                      1,911,000
Stock options exercised           60,995         83,000                         83,000
Net income                                                      453,000        453,000
                               ---------   ------------   -------------    -----------
Balance at September 30, 1996  5,684,497   $ 36,320,000   $ (26,457,000)   $ 9,863,000
                               =========   ============   =============    ===========

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. Quarterly Financial Statements

   The accompanying condensed consolidated financial statements and related notes at and for the three and nine month periods ended September 30, 1996 and 1995 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim periods. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 1995 in the Company's Annual Report on Form 10-K. Readers of this Quarterly Report on Form 10-Q are strongly encouraged to review the Company's Annual Report on Form 10-K. Copies are available from the Chief Financial Officer of the Company at 9350 Trade Place, San Diego, California 92126.

2. INVENTORIES

   Inventories, net of obsolescence reserves, consist of the following:

                                                September 30,    December 31,
                                                    1996             1995
                                                -------------    ------------
                                                 (unaudited)
        Raw materials                            $3,858,000       $3,304,000
        Work in progress                          1,601,000        1,641,000
        Finished goods                            2,562,000        2,213,000
                                                -------------   -------------
                                                 $8,021,000       $7,158,000
                                                =============   =============

3. EFFECTS OF INCOME TAXES

   For the nine month period ended September 30, 1996, the Company recorded income tax expense of $47,000 which is comprised of $5,000 for federal alternative minimum taxes and $42,000 for state franchise taxes. For purposes of computing federal income tax liability, the Company believes that it has sufficient net operating losses, which can be carried forward, to eliminate the federal income tax liability that would otherwise be due on the income generated in the first nine months of 1996. Federal alternative minimum tax is not entirely eliminated by the Company's net operating losses from previous years. Due to the varying rules governing state franchise taxes for California, the Company does not have sufficient net operating losses from previous years to eliminate its California franchise tax liability for 1996.

   Recent financing transactions may have caused a limitation on the utilization of its net operating losses under Internal Revenue Code Section 382. The Company believes that the current period impact of such possible net operating loss limitation would not have a material adverse effect on the Company's financial condition or cash flows. The taxable income generated by the Company's foreign operations during this time period was offset through the utilization of capital allowance carryforwards. No income tax expense was recorded in the comparable period of 1995 as the Company's foreign and domestic operations generated net operating losses for both financial reporting and income tax purposes.

4. NET INCOME (LOSS) PER SHARE

   The computation of primary net income (loss) per share is based upon the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents from the assumed exercise of stock options (using the treasury stock method). When dilutive, the computation of fully diluted net income (loss) per share would include the effects of the issuance of a minority interest in the Company's MPM subsidiary (the "MPM Option") upon the conversion of the Transpac Debenture issued by MPM in March 1996 (see Note 5), and the impact of the differences between average and ending market prices on the calculation of treasury stock for the assumed conversion of stock

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
   options. Fully diluted net income (loss) per share has not been presented as it is not materially different from primary net income (loss) per share. Further dilutive transactions may occur pursuant to the transaction noted in
   Note 6 below.

   At the Company's Special Meeting of Shareholders held on May 29, 1996, the shareholders approved the convertibility of the Transpac Debenture (see Note
   5) into shares of MPI Common Stock (the "MPI Option"). As a result, any computation of fully diluted net income (loss) per share will include the effects of the more dilutive conversion of either the MPI Option or the MPM Option.

5. TRANSPAC FINANCING

   In March 1996, the Company and MPM consummated a financing (the "Transpac Financing") with Transpac Capital Pte. Ltd. and certain other affiliated investors (collectively, "Transpac") in which the Company issued 842,013 shares of its Common Stock to Transpac for the aggregate purchase price of $2.0 million and MPM issued a debenture (the "Debenture") to Transpac in the principal amount of $9.0 million. The Debenture, repayment of which has been guaranteed by MPI, has a term of five years and bears interest at the rate of 8.5% per annum. Accrued and unpaid interest is due and payable in annual installments at the end of each calender year during the term of the Debenture. The principal outstanding under the Debenture will be due and payable in full at the end of the five-year term; however, from and after April 23, 1997, and through the term of the Debenture, the Debenture is convertible at Transpac's option into the number of shares of MPM capital stock that is equivalent to up to 45% of MPM's outstanding capitalization at the time of conversion, or into the number of shares of MPI capital stock that, when combined with the shares discussed above, will not exceed 49% of the Company's outstanding capitalization at the time of any such conversion.

   As discussed in Note 8 below, the Company's MPS Subsidiary is in default on one of its debt obligations. As a result of cross default provisions, MPM's Debenture to Transpac is also in default. Under the terms of the Debenture, Transpac is permitted to increase the interest rate charged from 8.5% to 9.0%. As of November 18, 1996, the Company has not been notified by Transpac of their intent to charge the increased interest rate, nor has any demand for accelerated payment been made.

6. OTHER FINANCING TRANSACTIONS AND SUBSEQUENT EVENTS

   In October 1996, the Company issued $2.8 million in 8% convertible debentures to a group of offshore investors (collectively "Purchasers"). Accrued and unpaid interest on the debentures is due and payable in cash in quarterly installments on the first day of each fiscal quarter of the Company during the one-year term of the debentures. The outstanding principal under the debentures will be due and payable in full at the end of the one-year term; however, subject to certain limitations set forth below, from and after 45 days from October 23, 1996, the outstanding principal under the debentures may be converted at each Purchaser's option into shares of the Company's Common Stock. The number of shares of the Company's Common Stock issuable to the Purchasers upon such conversion will be the amount of principal outstanding divided by the lesser of 80% of the average of the closing bid price of the Company's Common Stock as reported by Nasdaq National Market for the three consecutive trading days immediately preceding the date of conversion or 110% of the closing bid price of the Company's Common Stock as reported by Nasdaq National Market on October 23, 1996. MPI also issued a warrant (the "Warrant") to one of the Purchasers to purchase 75,421 shares of the Company's Common Stock. The exercise price of the Warrant is the lesser of the average price at which the debentures are converted into the Company's Common Stock, or 110% of the closing bid price of the Company's Common Stock as reported by Nasdaq National Market on October 23, 1996. The Warrant is exercisable commencing 45 days after October 23, 1996, and remains exercisable until October 23, 1997. The Debentures may not be converted into shares of Common Stock if such conversion would result in the issuance by the Company of more than 19.9% of the Company's outstanding Common Stock as of October 23, 1996, including shares issued or issuable upon exercise of the Warrant (whether such Warrant has been exercised or not). The Company is required to redeem all outstanding principal amounts under the debentures that cannot be converted (because such conversion would result in the issuance or potential issuance of shares of Common Stock exceeding the 19.9% limit) at 120% of such outstanding principal amount. In addition, the Company paid one of the Purchasers $322,000 as a placement fee. Under current Securities and Exchange Commission ("SEC") regulations, such shares of the Company's Common Stock may be offered and sold in

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
   the United States trading markets, at the earliest, 40 days after the issuance of the debentures and the Warrant. For further information on this recent financing transaction, interested parties are encouraged to review the Company's Current Report on Form 8-K filed with the SEC on October 28, 1996.

   During the first quarter of 1996, the Company's MPS subsidiary borrowed $1.0 million under a credit facility bearing interest at 7%. During the first nine months of 1996, the Company's MPM subsidiary borrowed $2.3 million under a leasing arrangement bearing interest at rates ranging from 4% to 6%. MPS also entered into a term sheet with The Development Bank of Singapore ("DBS") for a $1.0 million credit facility bearing interest at 7.5% (the Singapore interbank offered rate plus 1.5%), which was drawn upon by MPS on October 7, 1996.

7. COMMITMENTS AND CONTINGENCIES

   The Company previously shipped quantities of hazardous waste to a Whittier, California, hazardous waste treatment facility for recycling. The owner of that facility allegedly failed to recycle or dispose of the various wastes shipped to the site and has now filed for bankruptcy. The Company is one of more than four thousand generators, including numerous Fortune 500 corporations, identified by the State of California as having responsibility for cleanup at the site, and it is not ranked as one of the generators that has shipped a significant amount of hazardous waste. On May 15, 1995, the United States Environmental Protection Agency ("EPA") issued written notice that it considers the Company to be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). The EPA has determined that there may be an imminent and substantial endangerment to the public health, welfare, and environment because of a release and/or threat of a release of hazardous substances from the site located in Whittier, California. The notice requires the Company to take immediate actions to contain and prevent any further release of hazardous substances at the site. In response to the EPA notice, the Company and approximately 100 of the other named generators provided the necessary funding to effect the removal and destruction of the hazardous wastes stored at this site. In addition, the Company and such generators have provided the necessary funding to test the soil and ground water at this site, which testing is currently ongoing. Although the cost incurred by the Company to date of removing and destroying the hazardous waste stored at this facility has not been significant, this effort does not address the cleanup of any potential soil and/or ground water contamination present at this site. There can be no assurance, therefore, that the costs and expenses associated with this action will not increase in the future to a level that would have a material adverse effect upon the Company's business, financial condition, results of operations or cash flows. Based upon the Company's limited investigation to date, the Company does not currently believe that this matter, if resolved adversely to the Company, would have a material adverse effect upon the Company's financial position, results of operations or cash flows.

   The Company has also previously shipped small quantities of hazardous waste for recycling to a San Diego hazardous waste treatment facility operated by a third party operator ("Operator"). The owner of the property and the State of California have filed suits against the Operator and two of its officers and the owner of the property has obtained a mandatory injunction to compel the removal of hazardous waste on site. If the Operator does not comply, it is possible that the property owner or a government agency could also sue or bring enforcement proceedings against approximately 100 hazardous waste generators, including the Company, that shipped such wastes to the facility to pay for the removal and to participate in site cleanup if any contamination is discovered. Based upon the Company's limited investigation to date, the Company does not currently believe that this matter, if resolved adversely to the Company, would have a material adverse effect upon the Company's business, financial condition, results of operations or cash flows.

   In November 1995, the Company reached an agreement to settle a consolidated class action lawsuit in exchange for $950,000. The settlement required the Company to contribute $525,000, with the remainder paid by the Company's insurance carrier. Final approval was received in May 1996 by the U.S. District Court for the Southern District of California. The Company provided for the full cost of the settlement of such litigation during 1995.

   The Company is involved in various claims arising in the ordinary course of business; none of these claims, in the current opinion of management, is expected to have a material adverse impact on the financial condition, cash flows or overall trends in the results of operations of the Company. The ultimate resolution of certain of these claims, however, could have a potentially material adverse effect on the Company's results of operations in the individual period in which the claim is resolved.

8. EVENTS OF DEFAULT

   As of September 30, 1996, the Company's MPS subsidiary was not in compliance with certain financial covenants of its "Line of credit borrowings" with DBS. In addition, most of the debt obligations of the Company and its subsidiaries have provisions which cause, or may cause, those debt instruments to be in default if the Company or its subsidiaries are in default on any other loans ("cross default" provisions). The Company and its MPS subsidiary are attempting to renegotiate the covenants of the Line of credit, however, as of November 18, 1996, the Company and its MPS subsidiary have been unable to obtain a waiver of compliance. As a result, the balance of the debt obligations which are in default, including those with cross default provisions, have been included in "Current portion of long-term debt" on the Condensed Consolidated Balance Sheets as of September 30, 1996.

   Many of these debt obligations permit the lenders to increase their interest rates up to 3% over their existing rates, or even higher rates may be charged, as may be determined by certain lenders.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET SALES
---------

Net sales were $12.0 million for the third quarter and $45.5 million for the first nine months of 1996, representing a decrease of $3.8 million or 24.2% for the quarter and an increase of $3.9 million or 9.3% for the first nine months of 1996 when compared to the similar periods in 1995. The decrease in product sales during the third quarter is primarily attributable to a $3.8 million decrease in revenues from sales of pressed ceramics products at the Company's Microelectronic Packaging (S) Pte. Ltd. ("MPS") subsidiary. Beginning in July, 1996, the Company began to experience the impact of an industry-wide decline in the demand for pressed ceramics products. Also in 1996, due to a component shortage, sales of multichip modules ("MCM's") production to a significant customer of CTM Electronics, Inc. ("CTM") were significantly lower than anticipated during the current quarter. These primary factors have lead to the decrease in net sales from the third quarter of 1995 to the third quarter of 1996.

The increase in product sales during the first nine months of 1996 over 1995 is primarily attributable to an increase in revenues from the sales of MCM products at CTM ($5.1 million) which was offset in part by reductions in sales of pressed ceramics products at MPA and MPS ($2.3 million and $1.7 million, respectively). The increase in sales of MCM's is primarily due to an increase in the number of units sold during the first and second quarters of 1996.

Net sales for the third quarter and for the first nine months of 1996 includes $711,000 and $1,527,000, respectively, of revenues derived under an equipment and technology transfer agreement with a government factory in Yixing, China. Such revenues have been included in "Other Sales" in the Condensed Consolidated Statement of Operations.

COST OF GOODS SOLD
------------------

Cost of goods sold were $10.4 million for the third quarter of 1996, which represents a decrease of $1.7 million or 14.4% from the third quarter of 1995. In comparison, the reduction in product sales for the corresponding period was approximately 24%, as noted above. The result is a 10% decrease in the gross margin on product sales for such quarter. The reduction in sales has been sufficiently large such that the Company has been unable to adequately absorb the significant fixed overhead costs at its facilities.

Cost of goods sold were $37.8 million for the first nine months of 1996, which represents an increase of $3.5 million or 10.2% from the corresponding period of 1995. In comparison, sales increased by approximately 9% for the nine months ended September 30, 1996 from the same period in 1995. The result is a 0.7% decrease in the gross margin on product sales for the first nine months of 1996 over 1995.

Cost of goods sold for the third quarter and for the first nine months of 1996 includes $597,000 and $1,326,000, respectively, of expenses incurred in connection with the equipment and technology transfer agreement with a government factory in Yixing, China. Such expenses have been included in "Other Sales" under "Cost of Goods Sold" in the Condensed Consolidated Statement of Operations.

SELLING, GENERAL AND ADMINISTRATIVE
-----------------------------------

Selling, general and administrative expenses were $1.4 million for the third quarter and $4.4 million for the first nine months of 1996, representing decreases of $258,000 or 15.8% and $661,000 or 13.2%, respectively, from the comparable periods of 1995. These decreases are primarily due from non-recurring settlement expenses incurred in 1995. The Company currently anticipates that selling, general and administrative expenses may increase in absolute dollars during the fourth quarter of 1996.

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

ENGINEERING AND PRODUCT DEVELOPMENT
-----------------------------------

Engineering and product development expenses were $725,000 for the third quarter and $2,010,000 for the first nine months of 1996, representing increases of $81,000 or 12.6% and $315,000 or 18.6%, respectively, over the comparable periods of 1995. These increases are primarily due to an increase in personnel costs and expenditures on materials used in product development. The Company currently anticipates that engineering and product development costs will increase in absolute dollars in the future as it continues to develop products such as low-temperature cofired multilayer ceramics for use in the production of MCM's and products incorporating thick film technology.

FOREIGN EXCHANGE GAIN (LOSS)
----------------------------

As discussed in more detail below, the Company's operating results are subject to the impact of fluctuations in the relative values of certain currencies. The Company reported net foreign exchange gains of $80,000 for the third quarter and $380,000 for the first nine months of 1996, as compared to net foreign exchange losses of $576,000 and $1,171,000, respectively, for the comparable periods of 1995. The appreciation of the value of the US dollar relative to the Japanese yen during the first nine months of 1996 had the effect of decreasing the cost of certain raw materials as well as reducing the carrying value of certain of the Company's obligations and was primarily responsible for the gains recognized during this period. The loss recognized during 1995 was primarily attributable to the declining value of the US dollar compared to both the yen and the Singapore dollar during that period.

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

In an effort to minimize the impact of foreign exchange rate movements on the Company's operating results, and subject to financing from and the consent of DBS, the Company has entered into forward foreign currency contracts to hedge foreign currency transactions such as purchases of raw materials denominated in Japanese yen. The Company generally enters into forward contracts only when it anticipates future weakening of the US dollar relative to either the Singapore dollar or Japanese yen. The terms of forward contracts involve the exchange of US dollars for either Japanese yen or Singapore dollars at a future date, with maturities generally ranging from one to several months from the execution date of the forward contract. At contract maturity, the Company makes net settlements of US dollars for foreign currencies at forward rates that were agreed to at the execution date of the forward contracts. The Company utilizes its S$30.0 million (US$21.3 million at September 30, 1996) foreign exchange line of credit with DBS to finance the purchase of forward foreign currency contracts with maturities of up to 12 months. Advances under this line of credit are guaranteed by MPI and are secured by all of the assets of MPS, including a second mortgage on MPS's leasehold land and buildings. The Company's ability to utilize this line is subject to significant limitations imposed by DBS. An additional factor which restricts the Company's hedging activities is the available borrowing capacity of the foreign exchange line of credit. As a result of these and other factors, the Company's hedging measures have been and may continue to be severely limited in their effectiveness.

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

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

relocation of its pressed ceramic products manufacturing operations to Indonesia from Singapore. There can be no assurance that such measures can or will be taken or financed to a sufficient degree such that they will offset the impact of a weaker US dollar on the Company's operating results.

INTEREST EXPENSE
----------------

Interest expense was $643,000 for the third quarter and $1,728,000 for the first nine months of 1996, representing increases of $244,000 or 61.2% and $873,000 or 102.1%, respectively, over the comparable periods of 1995. Such increases are primarily due to additional borrowings by the Company under its borrowing arrangements with DBS and the Debentures issued as part of the Transpac Financing (see "Liquidity and Capital Resources"). The Company anticipates that interest expense will increase in the fourth quarter as a result of the additional equipment financing incurred in the third quarter and from the issuance of the $2.8 million in 8% convertible debentures in October 1996 (see
Note 6 of Notes to Condensed Consolidated Financial Statements).

As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements, the Company and its subsidiaries are in default on most of their debt obligations. Many of these debt obligations permit the lenders to increase their interest rates up to 3% over their existing rates, or even higher rates may be charged, as may be determined by certain lenders. As of November 18, 1996, the Company and its subsidiaries have not been notified by any of their lenders of their intent to charge the increased interest rates, however, the Company and its subsidiaries could be required to pay the increased interest rates from the date of default until the default is cured.

OTHER INCOME (EXPENSE)
----------------------

Other income was $348,000 for the third quarter and $466,000 for the first nine months of 1996, as compared to $30,000 and $422,000, respectively, for the comparable periods of 1995. Included in the third quarter of 1996 is the gain on the sale of substantially all of the assets of the Company's MPA subsidiary of $284,000. The results of operations and the total assets of MPA are not material when compared to the consolidated results of operations and total assets of MPI. The majority of other income arising in 1995 reflects the receipt during the third quarter of a $375,000 payment from an insurance policy covering product losses incurred in 1988 due to the contamination of products during the manufacturing process.

EFFECTS OF INCOME TAXES
-----------------------

For the nine month period ended September 30, 1996, the Company recorded income tax expense of $47,000 which is comprised of $5,000 for federal alternative minimum taxes and $42,000 for state franchise taxes. For purposes of computing federal income tax liability, the Company believes that it has sufficient net operating losses, which can be carried forward, to eliminate the federal income tax liability that would otherwise be due on the income generated in the first nine months of 1996. Federal alternative minimum tax is not entirely eliminated by the Company's net operating losses from previous years. Due to the varying rules governing state franchise taxes for California, the Company does not have sufficient net operating losses from previous years to eliminate its California franchise tax liability for 1996.

Recent financing transactions may have caused a limitation on the utilization of its net operating losses under Internal Revenue Code Section 382. The Company believes that the current period impact of such possible net operating loss limitation would not have a material adverse effect on the Company's financial condition or cash flows. The taxable income generated by the Company's foreign operations during this time period was offset through the utilization of capital allowance carryforwards. No income tax expense was recorded in the comparable period of 1995 as the Company's foreign and domestic operations generated net operating losses for both financial reporting and income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first nine months of 1996, the Company financed its operations through a combination of cash flows from its operating units and certain other borrowings and equity financings. As discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, the Company consummated an equity financing of $2.0 million with Transpac and the Company's MPM subsidiary raised an additional $9.0 million through the issuance of the Debentures to Transpac in March 1996. The Company's principal sources of liquidity as of September 30, 1996 consisted of $2.6 million of cash and a very limited available borrowing capacity with DBS. The $9.0 million raised by MPM has been fully-utilized. As of November 18, 1996, there is approximately $1.3 million of available working capital remaining from the $2.8 million of 8% convertible debentures sold in October 1996.

MPS, the Company's principal operating subsidiary, has a S$9.5 million (US$6.7 million) borrowing arrangement with DBS, guaranteed by MPI, consisting of a working capital line of credit facility and an overdraft facility. Borrowings under this arrangement are due on demand and are secured by substantially all of the assets of MPS.

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Borrowings under the working capital line and the overdraft facility bear interest at the Singapore prime rate plus 1/2% and 3/4%, respectively. At September 30, 1996, MPS had outstanding borrowings under this arrangement of US$5.7 million. In addition, MPS had loans from, or guaranteed by, customers totaling $9.5 million.

MPC has a S$500,000 (US$355,000 at September 30, 1996) borrowing arrangement with DBS, guaranteed by both MPI and MPS, consisting of a working capital line and an overdraft facility. Borrowings under this arrangement are also due on demand and are secured by all of the assets of MPC. Borrowings under the working capital line of credit facility and the overdraft facility bear interest at the Singapore prime rate plus 1/2% and 3/4% respectively. At September 30, 1996, MPC had outstanding borrowings under this arrangement of $138,000.

MPM has a $3.5 million borrowing facility with DBS which is guaranteed by both MPI and MPS. This facility consists of a $3.2 million short-term advance facility and a $300,000 import/export bills facility. Advances under this credit facility are secured by substantially all of the assets of MPM and bear interest at the bank's prime lending rate plus 2.5% and cannot remain outstanding for more than 30 days. The facility does permit rolling over of existing outstanding balances. This credit facility matured in May 1996, but has not been converted into a term loan, which is at the election of DBS. This facility automatically terminates in the event of the termination of the Company's technology transfer agreement with IBM. At September 30, 1996, MPM had outstanding borrowings under this arrangement of $3.2 million.

The MPS borrowing agreement includes affirmative and negative covenants with respect to MPS, including the maintenance of certain financial statement ratios, balances, earnings levels and limitations on payment of dividends, transfers of funds and incurrence of additional debt. The MPC and MPM agreements also contain certain restrictive provisions. As of September 30, 1996, MPS was not in compliance with certain financial covenants of its borrowing agreement with DBS. As a result of the cross default provisions (see Note 8 of Notes to Condensed Consolidated Financial Statements), the borrowing agreements between DBS and MPC and MPM may be considered to be in default. These borrowing agreements permit DBS to charge an increased rate of interest (the "default interest rate"), which is equal to the interest rate stated above plus 3%, or such other rate as may be determined by DBS, while the borrowing agreements are in default. The Company is attempting to renegotiate the covenants of the borrowing agreement between MPS and DBS. As of November 18, 1996, the Company has been unable to obtain a waiver of compliance from DBS, however, DBS has not requested that the balances be paid, has not indicated its intent to charge the default interest rate on any of these loans, and has continued to permit MPS, MPC and MPM to utilize the credit facilities within the previously established limits. Since the original terms of these borrowing agreements call for the balances to be due on demand, the Company continues to report the balances due as current liabilities on the Condensed Consolidated Balance Sheet as of September 30, 1996. The Company anticipates that the industry-wide depressed market for pressed-ceramics will continue into the fourth quarter and may extend into 1997. Should this softening market continue, the Company will continue to have difficulty in meeting its covenants with DBS. The Company is in regular communication with DBS, providing DBS with data on the Company and the industry. No assurances can be made that the Company will receive a waiver of compliance with these covenants. Failure to receive these waivers would materially adversely affect the Company's results of operations, financial position and prospects for raising additional capital.

At September 30, 1996, the Company also had borrowings of $9.0 million under the Transpac Debenture discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, $10.8 million under notes payable to various customers bearing interest at rates ranging from 7.0% to 14.0%, $1.3 million under mortgage notes bearing interest at a rate of 7.5%, $0.1 million under term loans bearing interest at 11.8%, and $2.4 million under capital lease obligations, consisting of various machinery and equipment financing agreements, bearing interest at 4% to 6%. Borrowings under the above arrangements are secured by substantially all of the assets of the Company.

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The Company also incurred certain non-interest bearing obligations in connection with an acquisition in 1993 that have been discounted to their net present value of $0.3 million at September 30, 1996. In October 1996, the Company issued $2.8 million in 8% convertible debentures (see Note 6 - Other Financing Transactions). The Transpac Debenture, mortgage notes, and two of the customer loans contain cross default provisions, which, based on the default discussed in
Note 8 of Notes to Condensed Consolidated Financial Statements, cause these obligations to be in default. In the event of default, interest on the Transpac Debenture may increase from 8.5% to 9% per annum and interest on the mortgage notes increases by 3% over the stated rates. As of November 18, 1996, no demand for acceleration of the principal has been made on any of these loans. As a result, the Company and its subsidiaries have reported the balances of the debt obligations with cross default provisions as "Current portion of long-term debt" on the Condensed Consolidated Balance Sheets as of September 30, 1996.

Since the execution of the Company's technology licensing agreement with the International Business Machines Corporation (the "IBM Agreement"), expenditures associated with the establishment by MPM of a production facility in Singapore to manufacture products incorporating such licensed technology have totaled approximately $20.3 million. During the same period, the Company also paid an additional $2.0 million of up-front non-refundable royalties to IBM. These expenditures, which have been partially funded through bank, equity, debt and lease financing, have had a material adverse effect on the Company's cash flow and capital resources. In addition to the $2.0 million payment, the Company has significant continuing obligations under the IBM Agreement. Under the IBM Agreement, the Company is also required to attain certain production milestones at specified dates, which the Company has not achieved. Failure to achieve these specified milestones permits IBM to terminate the IBM Agreement. In addition, commencing in August 1996, the IBM Agreement became terminable by either party without cause upon nine months prior written notice. The Company is currently in the process of renegotiating with IBM certain restrictive covenants of the original IBM Agreement. There can be no assurance that such covenants will be changed. Although the Company currently believes that with adequate financing it can achieve revised production milestones, there can be no assurance that the Company will be able to obtain the necessary financing or achieve such milestones on a timely basis, or at all. Furthermore, there can be no assurance that IBM will not terminate the IBM Agreement for failure to meet the production milestones. If the Company does not renegotiate the covenants of the IBM Agreement and achieve the revised production milestones under a revised IBM Agreement, the Company could lose its rights to the technology licensed to the Company by IBM under such IBM Agreement. If IBM terminates the IBM Agreement, the Company would lose its right to such technology. The loss of such rights would have a material adverse impact on the Company's future revenues and on the Company's future.

The Company is in the process of seeking additional funding of $10 to $20 million which would permit MPM to attain the production milestones discussed above. Also, the Company is renegotiating borrowing terms with certain of its customers which, if successful, would extend principal payment terms beyond their current term. No legally binding commitments or arrangements for such financing exists as of September 30, 1996, and there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, or that the Company will be successful in renegotiating with customers to extend payment terms. The default discussed above and in Note 8 of Notes to Condensed Consolidated Financial Statements will make it more difficult for the Company to obtain additional financing and to renegotiate the customer loans.

FUTURE OPERATING RESULTS

FUTURE CAPITAL NEEDS; NEED FOR ADDITIONAL FINANCING. The Company's future capital requirements will depend upon many factors, including the extent and timing of acceptance of the Company's products in the market, requirements to retire its substantial debt, requirements to construct, transition and maintain existing or new manufacturing facilities, commitments to third parties to develop, manufacture, license and sell products, the Company's operating results and the status of competitive products. Approximately $10 to $20 million of outside debt or equity financing will be required for the Company's major projects and obligations associated with MPM.

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Also, if the Company is not successful in its efforts to extend principal payment arrangements with certain of its customers, further financing will be required. Other than these two requirements, the Company anticipates that cash on hand and anticipated cash flow from operations will be adequate to fund its operations, in the ordinary course through the twelve months subsequent to September 30, 1996. See "Repayment of Bank Obligations by MPM; Need for Additional Financing by MPM." There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations. In addition, the Company will require additional financing after such date to fund its operations in the ordinary course and retire its significant debt obligations. Furthermore, the Company will require significant additional financing in order to carry out its current corporate development programs, including the provision of certain raw materials and production supplies to a third party supplier in Indonesia and the consolidation of MPS' Singapore operations. There can be no assurance that the Company will be able to obtain such additional financing on terms acceptable to the Company, or at all. In addition, the default discussed above and in Note 8 of Notes to Condensed Consolidated Financial Statements will make it more difficult for the Company to obtain additional financing.

Pursuant to a subcontract manufacturing agreement between the Company and Innoventure, a third party supplier, Innoventure established a manufacturing facility in Indonesia that partially processes pressed ceramic products on behalf of the Company. Partial processing of pressed ceramic products commenced in the second quarter of 1995. Pressed ceramic products that are partially processed in the Indonesian facility are completed in the Company's Singapore facility. The Company currently anticipates that the Indonesian facility may be able to fully process and produce pressed ceramic products by the middle of 1998. Equipping such facility to fully process and produce pressed ceramic products is subject to a number of conditions, including, but not limited to, additional transfers of pressed ceramic manufacturing equipment from Singapore, and there can be no assurance that such facility will be so equipped. Pursuant to the terms of this agreement, the Company agreed to provide Innoventure with raw materials and other production supplies necessary for the commencement of production in this facility. This obligation to provide raw materials and production supplies has subsequently been modified by both parties such that the Company is now purchasing these items from its suppliers on behalf of Innoventure. Innoventure currently owes the Company approximately $2.9 million related to the supply of such raw materials and related production supplies, and the Company anticipates that it will continue to purchase such items on Innoventure's behalf for the foreseeable future. The foregoing amount is structured to be repaid to the Company by Innoventure with the form and timing of such payments being agreed to by both parties. There can be no assurance that amounts of raw materials and production supplies being provided to Innoventure will not increase in the future, however, or that such amounts will continue to be repaid by Innoventure in a timely fashion, or at all. Under this agreement, the Company also agreed to lease certain production equipment to Innoventure. To date, the parties have not finalized the terms of this leasing arrangement. In the interim, the Company moved certain of its production equipment from its Singapore facilities and certain of the equipment purchased from Samsung Corning to the Innoventure facility.

There can be no assurance that the Company will not be required to replace such equipment in MPS's Singapore facilities or incur additional costs as a result of replacing such equipment.

Although limited processing of pressed ceramic products commenced in Indonesia during the second quarter of 1995, the full transition of the Company's pressed ceramic production operations from Singapore to Indonesia has not yet been completed and such operations are still primarily located at its Singapore facility. After the completion of the transfer of its pressed ceramic production operations to the facility in Indonesia, the Company may consolidate the MPS Singapore operations, which currently occupy two facilities, into one facility. Such consolidation, if undertaken by the Company, would cost a minimum of $1.0 to $3.0 million and such consolidation may be completed no earlier than the end of 1998. The Company does not currently have the resources to consolidate MPS's Singapore facilities. In the event that the Company requires additional funds to finance the consolidation of MPS's facilities, the Company will seek additional financing through subsequent sales of its debt or equity securities or through bank or lessor financing alternatives, if available. There can be no assurance that the Company will not incur additional costs with respect to the establishment of the manufacturing facility in Indonesia or the consolidation, if any, of MPS' Singapore operations.

The DBS line of credit available to MPS, which is guaranteed by MPI, contains numerous restrictive covenants on the ability of such subsidiary to provide funds to MPI or to other subsidiaries and on the use of proceeds. The credit facilities at MPC and MPM, customer loan agreements and the Transpac agreements also contain similar

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

restrictions. The Company's high level of outstanding indebtedness and the numerous restrictive covenants set forth in the agreements covering its indebtedness prohibit the Company from obtaining additional bank lines of credit and from raising funds through the issuance of debt or other securities without the prior consent of DBS, certain customers and Transpac, respectively. The Company is in the process of seeking additional financing, but as of September 30, 1996, had no legally binding commitments or arrangements for such financing other than a term sheet for a $1.0 million term loan from a bank lender, which funded in October 1996, and the issuance of $2.8 million in 8% convertible debentures, which funded in October 1996, each of such financings are discussed in Note 6 of Notes to Condensed Consolidated Financial Statements. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. If additional funds are raised by issuing equity or convertible securities, further significant dilution to the existing shareholders will result. If adequate funds are not available, the Company will be required to delay, scale back or eliminate programs such as the consolidation of MPS' Singapore facility or development of the IBM technology, which could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. In addition, the Company will be required to take similar action with respect to other research and development or manufacturing, construction or transitioning programs or alliances or obtain funds through arrangements with third parties that may require the Company to relinquish rights to certain of its technologies or potential products or other assets that the Company would not otherwise relinquish. The delay, scaling back or elimination of any such programs or alliances or the relinquishment of any such rights could have a material adverse effect on the Company's business, financial condition and results of operations.

FUTURE OPERATING RESULTS. The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future depending upon a variety of factors, including foreign currency losses, losses associated with the Company's MPM subsidiary, downward pressure in gross margins at the Company's subsidiaries, continued losses at certain of the Company's subsidiaries due to low shipping volume, market acceptance of new and enhanced versions of the Company's products, delays, cancellations or reschedulings of orders, delays in product development, defects in products, the mix of products sold, political and economic instability, natural disasters, outbreaks of hostilities, shortage of components, variations in manufacturing yields, changes in manufacturing capacity and variations in the utilization of such capacity, changes in the length of the design-to-production cycle, relationships with and conditions of customers, subcontractors, and suppliers, and customers' ability to achieve sales of their own products, receipt of raw materials, including consigned materials, customer concentration, price competition, cyclicality in the semiconductor industry and conditions in the pressed ceramic and personal computer industries. In addition, operating results may fluctuate significantly based upon several other factors, including the Company's ability to attract new customers, seasonal fluctuations in business activity worldwide, changes in pricing by the Company, its competitors, subcontractors, customers or suppliers, the conversion, if any, of existing Singapore facilities, and fluctuations in manufacturing yields at the Singapore and Indonesian facilities. Furthermore, there can be no assurance that revenue levels, if any, during the start-up phase of operations at MPM will be adequate to cover MPM's significant fixed overhead costs, which may result in significant operating losses arising at this subsidiary and thereby materially adversely affect the Company's business, prospects, financial condition and results of operations. The absence of significant backlog for an extended period of time will also limit the Company's ability to plan production and inventory levels, which could lead to substantial fluctuations in operating results. Accordingly, the failure to receive anticipated orders or delays in shipments due, for example, to unanticipated shipment reschedulings or defects or to cancellations by customers, or to unexpected manufacturing problems may cause net sales in a particular quarter to fall significantly below the Company's expectations, which would materially adversely affect the Company's operating results for such quarter. The impact of these and other factors on the Company's net sales and operating results in any future period cannot be forecasted with certainty. In addition, the significant fixed overhead costs at the Company's facilities, the need for continued expenditures for research and development, capital equipment and other commitments of the Company, among other factors, will make it difficult for the Company to reduce its expenses in a particular period if the Company's sales goals for such period are not met. A large portion of the Company's operating expenses are fixed and are difficult to reduce or modify should revenues not meet the Company's expectations, thus magnifying the material adverse impact of any such revenue shortfall, as the Company experienced in its third quarter 1996 operating results. Accordingly, there can be no assurance that the Company will not sustain losses in the future or that such losses will not have a material adverse effect on the Company's business, financial condition and results of

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

operations. The Company anticipates that net sales and net income, if any, to be reported in the fourth quarter of 1996 will be below the reported amounts for the fourth quarter of 1995.

REPAYMENT OF BANK OBLIGATIONS BY MPM; NEED FOR ADDITIONAL FINANCING BY MPM. As of September 30, 1996, MPM had outstanding borrowings of approximately $3,197,000 under its borrowing arrangement with DBS. The facility, which is guaranteed by both MPI and MPS, is a short term credit facility which cannot remain outstanding for more than 30 days although the facility does permit rolling over of existing outstanding balances. In March 1996, MPM issued a $9.0 million convertible Debenture to Transpac, which Debenture is due and payable in March 2001 unless earlier converted. The existence of the debenture and its convertibility feature into shares of common stock of MPI will significantly dilute any earnings per share amounts and will significantly dilute the ownership interests of MPI's investors. The existence of the debenture and its convertibility into shares of Common Stock of MPM could have the same effect on MPI, as the current sole shareholder, as the potential creation of a minority interest in the earnings of MPM, if any, would reduce the Company's proportional earnings from this subsidiary with a corresponding reduction in the Company's overall results of operations. MPM has received in October 1996 additional funding which will permit MPM to commence limited production of partially-processed revenue-producing units in the fourth quarter of 1996. The existence and conversion of the debentures and the existence and exercise of the warrant (issued in October 1996) into shares of the Company's Common Stock will significantly dilute any earnings per share amounts and significantly dilute the ownership interests of MPI's shareholders. However, an additional $10 to $20 million of funding will be required by MPM to cover the required expenditures and start up operating expenses associated with equipping the facility so that it may commence full production of fully-processed revenue-producing units by the middle of 1997. The default discussed above and in Note 8 of Notes to Condensed Consolidated Financial Statements will make it more difficult for the Company to obtain additional financing. Neither MPI nor any of its subsidiaries is currently able to generate such funds from its respective operations. Therefore, when additional funds are needed, the Company would be required to undertake another offering of debt and/or equity securities. There can be no assurances that the Company would be able to obtain such additional funds on terms acceptable to the Company, or at all. Failure to obtain such additional funds would have a material adverse effect on MPM's operations and, therefore, on the business' financial condition and results of operations of the Company. Furthermore, the Company has been unable to achieve the production milestones under the IBM Agreement, which gives IBM the right to terminate such agreement. In the event of such termination by IBM, the Company would lose the rights to the technology licensed to it by IBM under the IBM Agreement. The failure by the Company to obtain the necessary additional funds to maintain MPM's operations, a default by MPM under the DBS facility or MPM's loss of its technology rights under the IBM Agreement would materially and adversely and affect the Company's business, prospects, financial condition and loss of operations.

ADVERSE IMPACT OF MPM DEFAULT ON MPS AND MPI; REPAYMENT OF BANK OBLIGATIONS BY MPS; ADVERSE IMPACT OF MPS DEFAULT ON MPM. At September 30, 1996, MPS had outstanding borrowings of approximately $7.0 million with DBS and an aggregate of approximately $9.5 million from a consortium of customers (the "Consortium"). MPM's bank obligations also consist of borrowings of $3.2 million from DBS and $2.1 million from Orix Leasing. If MPM defaults on its obligations under the DBS facility, DBS could, as one of its numerous remedies, declare the debt owed to it by MPS to be immediately due and payable. Such an action would also result in defaults under certain of MPS' loan agreements pursuant to which it borrowed funds from the Consortium, among other lenders. Such accelerations would materially adversely affect the Company's ability to continue as an ongoing concern. In addition, in November 1995, Motorola, Inc. ("Motorola") guaranteed MPS's repayment of $2.0 million in borrowings from a certain bank lender. Under the terms of the agreement relating to Motorola's guarantee, MPI granted Motorola a security interest in all of the issued and outstanding capital stock of MPS, CTM and MPA. In the event that MPS defaults under its obligations to this bank lender and while such event of default continues, Motorola will have the right to vote and give consents with respect to all of the issued and outstanding capital of MPS, CTM and MPA (the "Subsidiary Voting Rights"). As a result, during the continuation of any such event of default, MPI would be unable to control at the shareholder level the direction of the subsidiaries that generate substantially all of the Company's revenues and hold substantially all of the Company's assets. Any such loss of control would have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the acquisition by Motorola of the Subsidiary Voting Rights would constitute an event of default under the IBM Agreement and the Manufacturing and Technology Agreements with Carborundum, thereby giving IBM and Carborundum the right to terminate the IBM Agreement and the Manufacturing and Technology

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Agreements. Upon such a termination by IBM or Carborundum, the Company would lose the rights to the technology that it has licensed from each of such entities, as applicable. The Company's loss of either of these rights would preclude the Company from manufacturing and selling products based on such technologies and thereby have a material adverse effect on the Company's business, financial condition and results of operations. The acquisition of the Subsidiary Voting Rights by Motorola would also constitute a default under the IBM Option Agreement, thereby triggering IBM's right to purchase up to 51% of the then outstanding shares of capital stock of MPM. IBM's exercise of this right would cause MPI to lose voting control over MPM, which could have a material adverse effect on the Company's business, financial condition and results of operations. The agreements covering the Transpac Financing, including the convertible debenture and MPI's guarantee of such MPM indebtedness, contain numerous restrictions and events of default that could be triggered by the aforementioned actions and would, if they become effective, materially adversely affect the Company's business, prospects, results of operations and condition.

HIGH LEVERAGE. The Company is highly leveraged and has substantial debt service requirements. As of September 30, 1996, the Company and its subsidiaries had approximately $33.0 million in debt obligations while shareholders' equity totaled approximately $9.9 million. The Company's ability to meet its debt service will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operation of the Company, many of which are beyond its control. The Company must continue to raise capital in order to increase the production capacity of its MPM and MPS facilities. These additional capital requirements will be substantial. There can be no assurance that the Company will be able to meet the capital requirements described above or, if the Company is able to meet the capital requirements described above, that the terms available will be favorable to the Company.

STATUS AS A GOING CONCERN. The Company's independent accountants have included an explanatory paragraph in their audit report with respect to the Company's 1995 audited consolidated financial statements related to a substantial doubt with respect to the Company's ability to continue as a going concern. There can be no assurance that the Company will operate profitably in the future. Outside debt or equity financing will be required for the Company's major projects and obligations associated with MPM. Also, if the Company is not successful in its efforts to extend principal payment arrangements with certain of its customers, further financing will be required immediately. Other than these two requirements, the Company currently anticipates that cash on hand and anticipated cash flow from operations will be adequate to fund its operations in the ordinary course through the twelve months subsequent to September 30, 1996. The Company is currently seeking additional financing through sales of debt or equity securities and through bank or lessor financing alternatives, if available, to finance its future capital projects. These efforts are being hampered by the Company's high level of existing indebtedness, secured and otherwise, as well as the default discussed above and in Note 8 of Notes to Condensed Consolidated Financial Statements. Any significant increase in planned capital expenditures or other costs or any decrease in or elimination of anticipated sources of financing could cause the Company to restrict its business and product development efforts. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. If adequate funds are not available, the Company will be unable to execute its business development efforts and will be required to delay, scale back or eliminate programs such as the transition of the Singapore operations to Indonesia and may be unable to continue as a going concern. There can be no assurance that the Company's future consolidated financial statements will not include another going concern explanatory paragraph if the Company is unable to raise sufficient funds to fund its operations. The factors leading to and the existence of the explanatory paragraph has had a material adverse effect on the Company's ability to obtain additional financing. See "Future Capital Needs; Need for Additional Financing," "Liquidity and Capital Resources" and "Consolidated Financial Statements. "

FOREIGN CURRENCY FLUCTUATIONS. Although the Company's sales are denominated in United States dollars, the majority of the Company's operating expenditures are made in other currencies, namely Japanese yen and Singapore dollars. As a result, the Company's operating results have been and will continue to be materially adversely affected by any weakening of the United States dollar relative to these currencies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Any appreciation of such currencies relative to the United States dollar would result in exchange losses for the Company and would have the effect of increasing the Company's costs of goods and general and administrative expenses and decreasing its margins or in

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

making the prices of the Company's or its customers' products less competitive. Accordingly, such effects have had and will continue to have a material adverse effect upon the business, financial condition and results of operations of the Company. Although the Company seeks to mitigate its currency exposure through hedging measures, these measures have been and may in the future be significantly limited in their effectiveness. In the future, the Company's operating results will also be materially adversely affected by any weakening of the United States dollar relative to Indonesia's currency. See "New Manufacturing Facilities in Indonesia; Transition of Existing Singapore Operations; New Manufacturing Facilities in Indonesia and Singapore."

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

The complete equipping and operation of the facility in Indonesia could take several years to accomplish. Innoventure is not under any unconditional obligation to fully equip such facility and there are a number of conditions that must be satisfied before such Indonesian facilities can be fully equipped. There can be no assurance, therefore, that such Indonesian facility will be fully completed. Innoventure is also not subject to any written contractual obligation to continue operating such facility. Thus, there can be no assurance that the agreement with Innoventure is enforceable or that any judgment secured by the Company, whether in Singapore or elsewhere, upon a breach of such agreement will be upheld by Singapore courts. Innoventure is entitled to the first $4.5 million in profits generated by the Indonesian facility within five years of project startup. See "Future Capital Needs; Need for Additional Financing."

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

SIGNIFICANT CUSTOMER CONCENTRATION. Historically, the Company has sold its products to a very limited number of customers. Recently, certain of the Company's key customers have notified the Company that they intend to decrease and, in certain cases, have decreased or deferred or delayed their product purchase orders with the Company. The loss of or any reduction in orders by any of these customers, including reductions due to market, economic or competitive conditions in the semiconductor, personal computer or electronic industries or in other industries that manufacture products utilizing semiconductors or MCM's, has and may continue to materially adversely affect the Company's business, financial condition and results of operations. In recent months, the

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Company has
experienced significant decreases in orders from one of its major customers due to the unavailability of a critical component for such customer's end-user product. The supply agreements with certain of these customers do not obligate them to purchase products from the Company. The Company's ability to increase its sales in the future will also depend in part upon its ability to obtain orders from new customers. There can be no assurance that the Company's sales will increase in the future or that the Company will be able to retain existing customers or to attract new ones. The growth of the Company's customers' business is critical to the growth of the Company. If customers of the Company are not successful, the Company will not be successful. There can also be no assurance that any of the Company's subsidiaries will be able to diversify or enhance its customer base. Failure to develop new customer relationships could materially adversely affect each such subsidiary's results of operations and could materially adversely affect the Company's consolidated business, financial condition and results of operations.

MATURE MARKET; DEPENDENCE ON SEMICONDUCTOR AND PERSONAL COMPUTER INDUSTRIES. To date, a significant portion of the Company's revenues have been derived from sales of pressed ceramic products to customers in the semiconductor industry. The market for pressed ceramic products is relatively mature and demand may decline in the future. Accordingly, the Company believes that sales of its pressed ceramic products may decrease in the future and, as a result, the Company's business, financial condition and results of operations may be materially adversely affected.

The financial performance of the Company is dependent in large part upon the current and anticipated market demand for semiconductors and products such as personal computers that incorporate semiconductors. The semiconductor industry is highly cyclical and historically has experienced recurring periods of oversupply, resulting in significantly reduced demand for the Company's pressed ceramic products, as is currently being experienced by the Company and the industry. The Company believes that the markets for new generations of semiconductors will also be subject to similar fluctuations. A reduced rate of growth in the demand for semiconductor component parts due, for example, to competitive factors, technological change or otherwise, may materially adversely affect the markets for the Company's products. From time to time, the personal computer industry, like the semiconductor industry, has experienced significant downturns, often in connection with, or in anticipation of, declines in general economic conditions. Accordingly, any factor adversely affecting the semiconductor or the personal computer industry or particular segments within the semiconductor or personal computer industry may materially affect the Company's business, financial condition and results of operations. There can be no assurance that the Company's net sales and results of operations will not be materially adversely affected if downturns or slowdowns in the semiconductor, personal computer industry or other industries utilizing the Company's products occur in the future.

HIGHLY COMPETITIVE INDUSTRY; SIGNIFICANT PRICE COMPETITION. The electronic packaging and inter-connection technology industries are intensely competitive. The Company experiences intense competition worldwide from a number of manufacturers, many of which have substantially greater financial resources and production, marketing and other capabilities than the Company with which to develop, manufacture, market and sell their products. The Company faces competition from certain of its customers that have the internal capability to produce products competitive with the Company's products and may face competition from new market entrants in the future. In addition, corporations with which the Company has agreements are conducting independent research and development efforts in areas which are or may be competitive with the Company. The Company expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's existing products which could materially adversely affect the Company's business, financial condition and results of operations. Moreover, the Company has historically experienced significant price competition in the sale of its pressed ceramic products, which has materially adversely affected the prices and gross margins of such products and the Company's business, financial condition and results of operations. The Company is also experiencing significant price competition which may materially adversely affect the Company's business, financial condition and results of operations. The Company believes that to be competitive in the future it will need to continue to develop new products and to invest significant financial resources in new product development. There can be no assurance that such new products will be developed or that sales of such new products will be achieved.

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION; UNCERTAINTY OF MARKET ACCEPTANCE AND EMERGING MARKETS. The markets for the Company's products are subject to technological change and new product introductions and enhancements. Customers in the Company's markets require products embodying increasingly advanced electronics packaging and interconnection technology. Accordingly, the Company must anticipate changes in technology and define, develop and manufacture or acquire new products that meet its customers' needs on a timely basis. The Company anticipates that technological changes, such as FLASH memory, advances in plastic materials technology and other semiconductor devices that may be more cost effectively assembled into plastic packages and that do not require the protection characteristics of the Company's ceramic packages, could cause the Company's net sales to decline in the future. There can be no assurance that the Company will be able to identify, develop, manufacture, market, support or acquire new products successfully, that any such new products will gain market acceptance, or that the Company will be able to respond effectively to technological changes. If the Company is unable for technological or other reasons to develop products in a timely manner in response to changes in technology, the Company's business, financial condition and results of operations will be materially adversely affected. There can be no assurance that the Company will not encounter technical or other difficulties that could in the future delay the introduction of new products or product enhancements. In addition, new product introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's products, which could materially adversely affect the Company's business, financial condition and results of operations. Even if the Company develops and introduces new products, such products must gain market acceptance and significant sales in order for the Company to achieve its growth objectives. Furthermore, it is essential that the Company develop business relationships with and supply products to customers whose end-user products achieve and sustain market penetration. There can be no assurance that the Company's products will achieve widespread market acceptance or that the Company will successfully develop such customer relationships. Failure by the Company to develop products that gain widespread market acceptance and significant sales or to develop relationships with customers whose end-use products achieve and sustain market penetration will materially adversely affect the Company's business, financial condition and results of operations. The Company's financial performance will depend in significant part on the continued development of new and emerging markets such as the market for MCM's. The Company is unable to predict with any certainty any growth rate and potential size of emerging markets. Accordingly, there can be no assurance that emerging markets targeted by the Company, such as the market for MCM's, will develop or that the Company's products will achieve market acceptance in such markets. The failure of emerging markets targeted by the Company to develop or the failure by the Company's products to achieve acceptance in such matters could materially adversely affect the Company's business, financial condition and results of operations.

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

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

SOLE OR LIMITED SOURCES OF SUPPLY. Certain raw materials essential for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. In the production of its CERDIP products the Company has one supplier for its alumina powder, two suppliers for its ultraviolet lenses and one supplier of certain sealing glasses. The Company also has two suppliers of the integrated circuits that are sold with the Company's MCM products. In addition, there are a limited number of qualified suppliers of laminate substrates which are of critical importance to the production of the Company's MCM-L products. The Company's reliance on sole or a limited group of suppliers involves several risks, including a potential inability to obtain an adequate supply of required materials and reduced control over the price, timely delivery, and quality of raw materials. There can be no assurance that problems with respect to yield and quality of such materials and timeliness of deliveries will not continue to occur. Disruption or termination of these sources could delay shipments of the Company's products and could have a material adverse effect on the Company's business, financial condition and operating results. Such delays could also damage relationships with current and prospective customers. In recent months, the Company has experienced significant decreases in orders from one of its major customers due to the unavailability of a critical component for such customer's end-user product.

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

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Company's financial performance will depend in part on its ability to continue to improve its systems, procedures and controls.

INTELLECTUAL PROPERTY MATTERS. Although the Company attempts to protect its intellectual property rights through patents, trade secrets and other measures, it believes that its financial performance will depend more upon the innovation, technological expertise, manufacturing efficiency and marketing and sales abilities of its employees. There can be no assurance that others will not independently develop similar proprietary information and techniques or gain access to the Company's intellectual property rights or disclose such technology or that the Company can adequately protect its intellectual property rights. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop similar products, duplicate the Company's products or design around the patents owned by the Company, or that third parties will not assert intellectual property infringement claims against the Company. In addition, there can be no assurance that foreign intellectual property laws will protect the Company's intellectual property rights.

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

POTENTIAL DIVESTITURE OF MPC (S) PTE. LTD. ALUMINUM NITRIDE SUBSIDIARY; OBLIGATION TO PURCHASE PRODUCTS. In connection with the agreements with the Carborundum Company ("Carborundum") for the manufacture of microelectronic packages fabricated with aluminum nitride compounds, the Company granted to Carborundum an irrevocable option, exercisable at any time through December 31, 1996, to acquire for an agreed-upon price set forth in the agreements up to 75% of the ownership of MPC, a subsidiary of the Company organized to manufacture and sell such products only to Carborundum. In addition, Carborundum has a right to acquire for an agreed-upon price set forth in the agreements up to 100% of the ownership of MPC in the event that competitors of Carborundum's microelectronics business acquire more that 10% of the ownership of MPI or gain access to any confidential information of either MPC or MPI relating to Carborundum's microelectronics business. In either event, MPI would lose control of the management and direction of MPC and, in the event of a total divestiture, the right to participate in the profits, if any, of MPC. The exercise of either such option could materially adversely affect the Company's business, financial condition and results of operations. In addition, although Carborundum is obligated to purchase certain specified quantities of such packages from MPC, Carborundum may purchase such products from any other party without regard to such purchase requirements if Carborundum determines in good faith that such third party is more attractive to Carborundum than MPC on an economic, quality or risk basis. The Manufacturing Agreement and Technology Agreement expire after December 31, 1996, if not renewed by the parties. Furthermore, commencing January 1, 1997, Carborundum may unilaterally terminate the Manufacturing Agreement without cause, which termination would also terminate the Technology Agreement. There can be no assurance that Carborundum will not terminate the Manufacturing Agreement after January 1, 1997. The Company would lose its rights to the technology currently licensed to it by Carborundum and the right to manufacture products based on such technology as a result of the expiration of the Manufacturing Agreement or if Carborundum terminates the Manufacturing Agreement. Accordingly, any such expiration or termination would have a material adverse effect on the Company's business, financial condition and results of operations. The Company and Carborundum are

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

discussing the possibility of a two-year extension of the Agreement. However, there can be no assurance that such an extension will be obtained.

The Company was recently notified that the new owner of Carborundum has announced its intention to sell such corporation. The Company is unable to determine what impact, if any, such announcement or sale will have on the Company's agreements with Carborundum. The uncertainty of this situation may weaken the performance of MPC.

ENVIRONMENTAL REGULATIONS. The Company is subject to a variety of local, state, federal and foreign governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained all necessary environmental permits to conducts its business. Nevertheless, the failure to comply with current or future regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its manufacturing processes or cessation of operations. Compliance with such regulations could require the Company to acquire expensive remediation equipment or to incur substantial expenses. Any failure by the Company to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous or toxic substances, could subject the Company to significant liabilities, including joint and several liability under certain statues. The imposition of such liabilities could materially adversely affect the Company's business, financial condition or results of operations. See Note 7 of Notes to Condensed Consolidated Financial Statements.

GROWTH STRATEGY THROUGH ACQUISITIONS. As part of its growth strategy, the Company has in the past sought and may in the future continue to seek to increase sales and achieve growth through the acquisition of comparable or complementary businesses or technologies. The implementation of this strategy will depend on many factors, including the availability of acquisitions at attractive prices and the ability of the Company to make acquisitions, the integration of acquired businesses into existing operations, the expansion of the Company's customer base and the availability of required capital. Acquisitions by the Company may result in the issue of dilutive equity securities, and in the incurrence of debt and the amortization of goodwill and other intangible assets that could adversely affect the Company's profitability. Any inability to control and manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will successfully expand or that growth and expansion will result in profitability or that the Company's growth plans through acquisitions will not be inhibited by the Company's current lack of resources.

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

SALE OF SHARES INTO THE MARKETPLACE. On April 29, 1996, upon termination of the two-year lock-up agreement entered into in connection with the Company's initial public offering, more than 3.0 million additional shares of Common Stock became immediately available for sale in the public market, subject, in part, to the volume restrictions of Rule 144. In addition, in October 1996, the Company issued debentures convertible into shares of the Company's Common Stock and warrants exercisable into shares of Common Stock pursuant to a pre-determined formula in accordance with Regulation S promulgated under the Securities Act of 1933, as amended. Pursuant to such regulations, such shares of Common Stock could be sold as early as December 1996. Sales of a number of such shares could materially adversely affect the Company's stock price.

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

VOLATILITY OF STOCK PRICE. The Company believes that factors such as announcements of development related to the Company's business, fluctuations in the Company's financial results, general conditions or developments in the semiconductor and personal computer industry and the general economy, sales of the Company's Common Stock into the marketplace, an outbreak of hostilities, natural disasters, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in the Company's relationships with its customers and suppliers, or a shortfall or changes in revenue, gross margins or earnings or other financial results from analysts' expectations could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In recent years the stock market in general, and the market for share of small capitalization stocks in particular, including the Company, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Company's Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities.

         As of September 30, 1996, the Company's MPS subsidiary was not in compliance with certain financial covenants of its "Line of credit borrowings" with DBS. In addition, most of the debt obligations of the Company and its subsidiaries have provisions which cause, or may cause, those debt instruments to be in default if the Company or its subsidiaries are in default on any other loans ("cross default" provisions). The Company and its MPS subsidiary are attempting to renegotiate the covenants of the Line of credit, however, as of November 18, 1996, the Company and its MPS subsidiary have been unable to obtain a waiver of compliance. As a result, the balance of the debt obligations which are in default, including those with cross default provisions, have been included in "Current portion of long-term debt" on the Condensed Consolidated Balance Sheets as of September 30, 1996.

         Many of these debt obligations permit the lenders to increase their interest rates up to 3% over their existing rates, or even higher rates may be charged, as may be determined by certain lenders.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         On October 16, 1996, Cecil E. Smith resigned his position as a Director of the Company.

         On October 24-25, 1996, the Company entered into subscription agreements ("Subscription Agreements") with a group of offshore investors (collectively, the "Purchasers"). Pursuant to the terms of the Subscription Agreements, the Company issued a series of convertible debentures to the Purchasers at an aggregate purchase price of U.S. $2.8 million, which Debentures have terms of one year and bear interest at the rate of 8.0% per annum. This offering was not registered under the Securities Act of 1933, as amended, and was issued pursuant to the exemption provided by Regulation S promulgated thereunder. Accrued and unpaid interest on the Debentures is due and payable in cash in quarterly installments on the first day of each fiscal quarter of the Company during the one-year term of the Debentures. The outstanding principal under the Debentures will be due and payable in full at the end of the one-year term; however, subject to certain limitations set forth below, from and after 45 days from October 23, 1996, the outstanding principal under the Debentures may be converted at each Purchaser's option into shares of the Company's Common Stock. The number of shares of the Company's Common Stock issuable to the Purchasers upon such conversion will be the amount of principal outstanding divided by the lesser of 80% of the average of the closing bid price of the Company's Common Stock as reported by Nasdaq National Market for the three consecutive trading days immediately preceding the

                                                     PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 5.  Other Information (continued)

         date of conversion or 110% of the closing bid price of the Company's Common Stock as reported by Nasdaq National Market on October 23, 1996. MPI also issued a warrant (the "Warrant") to one of the Purchasers to purchase 75,421 shares of the Company's Common Stock. The exercise price of the Warrant is the lesser of the average price at which the Debentures are converted into the Company's Common Stock, or 110% of the closing bid price of the Company's Common Stock as reported by Nasdaq National Market on October 23, 1996. The Warrant is exercisable commencing 45 days after October 23, 1996, and remains exercisable until October 23, 1997. The Debentures may not be converted into shares of Common Stock if such conversion would result in the issuance by the Company of more than 19.9% of the Company's outstanding Common Stock as of October 23, 1996, including shares issued or issuable upon exercise of the Warrant (whether such Warrant has been exercised or not). The Company is required to redeem all outstanding principal amounts under the Debentures that cannot be converted (because such conversion would exceed the 19.9% limit) at 120% of such outstanding principal amount. In addition, the Company paid one of the Purchasers $322,000 as a placement fee. Under current Securities and Exchange Commission regulations, such shares of the Company's Common Stock may be offered and sold in the United States trading markets at the earliest forty
         (40) days after the issuance of the Debentures and the Warrant.

         The existence and conversion of the Debentures and the existence and exercise of the Warrant into shares of the Company's Common Stock will significantly dilute any earnings per share amounts and significantly dilute the ownership interests of MPI's shareholders.

         On November 7, 1996, the Board of Directors retained the services of The Watley Group, LLC, a management consulting and financial advisory firm, to advise the Company on various strategic, management, and financial matters affecting the Company.

Item 6.  Exhibits and Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1996.

         The Exhibits filed as part of this report are listed below.

               Exhibit No.    Description
               -----------    -------------------------------------------------
                  11.1        Computation of Net Income (Loss) per Common Share

                  27.1        Financial Data Schedule


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MICROELECTRONIC PACKAGING, INC.
                                              -------------------------------
                                                           (Registrant)
Date:    November 19, 1996                    By: /s/ TIMOTHY DA SILVA
         -----------------                       ----------------------------
                                                 Timothy da Silva
                                                 President & Chief Executive
                                                  Officer

Date:    November 19, 1996                    By: /s/ DENIS J. TRAFECANTY
         -----------------                        ----------------------------
                                                  Denis J. Trafecanty
                                                  Chief Financial Officer

                                 EXHIBIT INDEX


Number      Description
---------   -------------------------------------------------
   11.1     Computation of Net Income (Loss) per Common Share
   27.1     Financial Data Schedule
