Form 10-K
period 1996-12-31
MICROELECTRONIC PACKAGING INC /CA/
filed 1997-04-15
CIK 916232

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _______________
                                   FORM 10-K
(MARK ONE)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended   December 31, 1996
                            -----------------

                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from_______________________ to________________________
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

--------------------------------------------------------------------------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          Title of each class     Name of each exchange on which registered
          -------------------     -----------------------------------------
                 None                                None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, no par value.

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

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of April 10, 1997 was approximately $2,769,526 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq Electronic Bulletin Board for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On April 14, 1997, approximately 10,793,280 shares of the Registrant's Common Stock, no par value, were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE.

     None.

                                    PART I
                                    ------

ITEM 1.   BUSINESS

     The following Business section contains forward-looking statements which involve substantial risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K.

     Microelectronic Packaging, Inc. ("MPI") and its wholly-owned subsidiaries (collectively, the "Company") is an electronic interconnect solutions company with design, manufacturing, and sales services to support the requirements of electronic systems and integrated circuit manufacturers ("IC" or "semiconductor" manufacturers). The Company develops, manufactures, markets and sells multichip modules ("MCMs") and pressed ceramic packages to customers in the IC, telecommunications, automatic test equipment and other electronics related industries.

     The Company maintains product development, manufacturing and sales facilities in San Diego, California and Singapore. The Company develops and manufactures a variety of electronic packages that are used to enclose and protect ICs from corrosion, humidity, shock, handling and other contaminants. The Company produces MCMs, electronic subsystems comprised of integrated circuits and passive components mounted on a printed circuit board or ceramic substrate, and ceramic dual-in-line packages ("CERDIPs"), special CERDIPs used to house erasable programmable read only memory chips ("EPROM CERDIPs"), cerquad and quad flat packages for various applications. The Company's principal customers as of December 31,1996 included Schlumberger Ltd. ("Schlumberger"), SGS-Thomson Microelectronics, Inc. ("SGS-Thomson"), Texas Instruments Incorporated ("TI"), National Semiconductor Corp. ("NSC"), Palomar Products, Inc., Alphatec Electronics Co. Ltd. and NS Electronics Bangkok Ltd. ("NSEB"). Subsequent to the end of fiscal year 1996, SGS-Thomson notified the Company that it was no longer a customer of the Company.

     MPI is primarily a holding company with five wholly-owned consolidated subsidiaries: CTM Electronics, Inc. ("CTM"), Microelectronic Packaging (S) Pte., Ltd. ("MPS"), MPC (S) Pte., Ltd. ("MPC"), Microelectronic Packaging America ("MPA") and MPM (S) Pte., Ltd. ("MPM") (MPM is currently being managed by a receiver as described below). CTM, a California corporation was acquired by MPI in June 1993 and manufactures and sells MCMs. MPS, a Singapore company, manufactures and sells CERDIPs and EPROM CERDIPs and is currently in the process of being restructured. MPC is a Singapore company organized to manufacture and sell packaging products utilizing aluminum nitride components ("AlNs") to The Carborundum Company ("Carborundum"). MPA, a California corporation, is the successor-in-interest to the business of the West Coast division of Cabot Ceramics, Inc., which was acquired by MPA in 1991, and manufactured advanced IC packaging products. Most of MPA's assets were sold to Advanced Packaging Concepts, Inc. ("APC"), a California corporation, on or about September 30, 1996. MPM is a Singapore company which was formed as a result of a license obtained from IBM in 1994 to manufacture multilayer ceramic packaging using "flip-chip" technology. This specific new packaging was to be produced at the MPM facility for which specialized equipment was purchased and a separate management team and workforce was hired. The manufacturing process for this product line differs significantly from the existing processes performed by the Company at its other locations. The Company, however, announced on March 3, 1997, the cessation of the development of the Company's multilayer ceramic operations and the liquidation of MPM's assets. MPM is currently in receivership as defined under the laws of Singapore. The 1996 loss from multilayer ceramic discontinued operations was $1.2 million and the estimated loss on disposal was $29.3 million. On March 3, 1997, the Company also announced the restructuring of MPS which may include liquidation of MPS's assets. See "License and Other Significant Agreements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Operating Results -- Repayment of Debt Obligations by MPM-- Adverse Impact of MPM Liquidation on MPS -- Repayment of Bank Obligations by MPS -- High Leverage."

INDUSTRY OVERVIEW

     In recent years, advances in interconnection technology has allowed semiconductor companies and systems designers to increase the speed and complexity and reduce the size, power and prices of their products. Until recently, interconnection technology has not been considered a limiting factor in systems design and development. However, emerging electronic products such as semiconductor related automatic test equipment and military aerospace telecommunications equipment require designs that cannot always be done with conventional interconnection technology. Recent developments in MCMs have allowed the packaging and interconnect industry to become an enabling rather than a limiting factor in both price and performance for advanced electronic products.

     The increased reliance by IC and systems designers on interconnection solutions has created a new challenge and opportunity for the electronic packaging and interconnection industry to develop products that can effectively respond to customers' new requirements. Today's IC and system designers work together with interconnection designers and manufacturers in the early stages of product development. These products must accommodate constant reductions in size, increases in speed and complexity and the ability to handle the increased heat generated by more powerful systems.

     Today's conventional electronic systems are comprised of printed circuit boards ("PCBs") and single chip packages. The size, weight and speed of the electronic system is a function of the size, weight and performance of the fully assembled PCB. The PCB and the IC packages generally account for the majority of the size, weight and the limitations on speed of the system. Efforts to develop smaller, lighter and faster electronic assemblies have recently focused on improvements in IC packaging and interconnection technology.

     Conventional system architecture utilizing single chip packages and PCBs is being replaced by MCMs for more advanced systems. MCMs can be used to interconnect ICs for more advanced systems without the need for single chip packages. With MCMs, multiple ICs are interconnected on a single high density substrate. The substrate with the mounted ICs can be utilized as a replacement for the PCB or the substrate can be enclosed in a high pin count package and mounted onto a PCB. The advantage of MCMs is generally believed to be their ability to interconnect ICs, which allows for much closer spacing between ICs. Closer spacing between ICs facilitates smaller, lighter and faster overall circuitry.

     Manufacturers in the interconnection industry are evaluating technologies to support market driven requirements for reduced size and increased performance. Improvements in semiconductor and electronic interconnection technologies enable this continued reduction in size and cost with increasing performance for electronic systems.

THE MPI SOLUTION

     The Company offers a broad range of products and services to support the electronic interconnection market, including MCMs, pressed ceramic packages and contract manufacturing and design services. The Company's MCMs are designed to provide the higher density interconnection that in turn facilitates smaller, lighter and faster overall circuitry. The Company's pressed ceramic packages provide enclosure, protection, thermal management and the interconnection between an IC and the PCB upon which it is mounted for purposes of forming an electronic system. The Company's design services consist of system packaging and interconnection design on a turnkey basis.

     Multichip Modules. The Company provides MCMs to both the IC and electronic systems markets. The Company designs and manufactures MCMs that replace entire PCBs to reduce overall system size and increase performance. The Company also designs and manufactures MCMs to interconnect multiple ICs, which the Company encloses in an advanced IC package. The advanced IC package with the enclosed MCM is then mounted onto a PCB. All of the Company's MCM products are designed to provide its customers with increased speed and performance and decreased size and weight. The Company believes that MCMs bridge the gap between conventional PCB assembly technology, which is not adequate for many of today's advanced design requirements, and silicon integration, which is currently too expensive or not currently available for many systems. By densely packaging multiple die onto a substrate, distances between components are reduced, which generally increases performance since signals do not have as far to travel between components and results in cost savings through reduced materials requirements.

     Pressed Ceramics. During the last 13 years, the Company has provided pressed ceramic products to the IC industry. The Company's pressed ceramic products are utilized to enclose, protect and interconnect specific types of ICs to PCBs. The Company sells aluminum nitride microelectronic packages to Carborundum through MPC.

     Contract Manufacturing and Design Services. The Company offers design services for both single chip packages and MCMs and can provide a complete turnkey solution for interconnection of electronic systems. These services provide customers with a cost-effective alternative to existing product design processes.

IMPLEMENTATION OF THE MPI SOLUTION

     The Company's strategy is to provide electronic interconnection products and services that meet the performance, time to market and low cost needs of IC and systems designers. The key elements of the Company's strategy include:

     Performance. The Company's MCM products are designed to provide size, weight and speed advantages as compared to conventional PCB interconnect solutions. The Company's IC package products provide customers with protective enclosure, speed, power dissipation and increased pin counts necessary for today's complex ICs.

     Time to Market. To assist its customers in meeting time to market demands, the Company provides design, prototyping and quick turn-around production of MCMs at its San Diego, California facilities. Through its design expertise and the close proximity of its design and prototype production facilities to the design facilities of its primary customers located principally in California, the Company is able to offer quick turn-around design and prototype production of its MCM products.

     Low Cost Supply. The Company believes that it is able to offer lower cost, higher volume production through its Singapore operations because of the availability of relatively low cost labor in Singapore. In addition, Innoventure
(S) Pte. Ltd.'s ("Innoventure," which has been succeeded by PTI as described below) manufacturing facility located in Indonesia currently provides the Company with low cost labor for certain processes for its pressed ceramic products. The Company utilizes subcontract manufacturing services where beneficial to the Company and its customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Operating Results -- Future Capital Needs; Need for Additional Financing -- New Manufacturing Facilities in Indonesia; Transition of Existing Singapore Operations; New Manufacturing Facilities in Indonesia and Singapore."

PRODUCTS AND SERVICES

     The Company's products and services include MCMs, pressed ceramic packages and contract manufacturing and design services.

     Multichip Modules. The Company believes that MCMs bridge the gap between conventional PCB assembly technology, which is not adequate for many of today's advanced design requirements, and silicon integration, which is currently too expensive or not currently available for many systems. By densely packaging multiple die onto a substrate, distances between components are reduced, which generally increases performance since signals do not have as far to travel between components and results in cost savings through reduced materials requirements.

     Through internal development programs and its acquisition of CTM, the Company is able to provide its customers with MCM products and services. The Company believes that CTM was one of the first users of dense, high speed, multichip wire bonding and chip-on-board assembly. The Company believes that its MCM designs offer the heat dissipation, circuit density, and electrical characteristics that permit VLSI, VHSIC, ASIC and other high performance integrated circuits to operate at their highest rated specifications. CTM also offers programs for the design and manufacture of MCMs that meet military specifications.

     Typical MCM products include commercial electronic products, such as automatic test equipment ("ATE") products, and consumer electronic products, such as video camcorders, cellular telephones and personal computers. Sales of MCMs accounted for approximately 19%, 21% and 30% of the Company's net sales in 1994, 1995 and 1996, respectively. Sales of MCMs to Schlumberger accounted for substantially all of the Company's net sales of MCMs in 1994, 1995 and 1996 and is expected to account for a greater percentage in 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Operating Results -- Technological Change; Importance of Timely Product Introduction; Uncertainty of Market Acceptance and Emerging Markets."

     Pressed Ceramic Packages. Through the use of a patented ceramic bonding process, Super Seal/TM/, the Company has become a primary supplier of CERDIPs to SGS-Thomson (as of February 1997, the Company is no longer a supplier of CERDIPs to SGS-Thomson), TI and NSC. The Company also currently provides other pressed ceramic products such as ceramic lids and cerquads for various applications. Sales of pressed ceramic products accounted for approximately 70% or $29,564,000, 73% or $42,076,000 and 59% or $33,367,000 of the Company's net
sales in 1994, 1995 and 1996, respectively. The Company intends to focus its future growth efforts on the development and expansion of its MCM products and the Company anticipates that its pressed ceramic business will substantially decrease for the foreseeable future. The pressed ceramics business is conducted principally through MPS and MPS's restructuring may materially adversely affect the Company's pressed ceramics business. The Company continues to sell aluminum nitride microelectronic packages to Carborundum through MPC. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Future Operating Results -- Mature Market; Dependence on Semiconductor and Personal Computer Industries."

     Contract Manufacturing and Design Services. The Company offers design services for both single chip packages and MCMs and can provide a complete turn key solution for interconnection of electronic systems. These services provide customers with a cost-effective alternative to existing product design processes.

CUSTOMERS, APPLICATIONS AND MARKETS

     Certain of the Company's customers, the products provided to such customers and the customers' applications for such products are listed below:

CUSTOMER                                    PRODUCT             APPLICATION
--------                                    -------             -----------
SGS-Thomson (no longer a customer as of     CERDIPs             EPROMs
 February 1997)
NSC                                         CERDIPs             CERDIPs
NSEB                                        CERDIPs             EPROMs
TI                                          CERDIPs             EPROMs
Schlumberger                                 MCMs               ATE

     Sales to SGS-Thomson accounted for 29%, 24% and 20% of the Company's net sales in 1994, 1995 and 1996, respectively. Sales to Schlumberger accounted for 18%, 20% and 29% of the Company's net sales in 1994, 1995 and 1996, respectively. Sales to NSC (and NSEB) accounted for 17%, 16% and 5% of the Company's net sales in 1994, 1995 and 1996, respectively. Sales to TI accounted for 13%, 22% and 16% of net sales in 1994, 1995 and 1996, respectively. Amounts due from the Company's three major customers accounted for 71% and 75% of accounts receivable at December 31, 1995 and December 31, 1996, respectively.

     SGS-Thomson has ceased being a customer as of February 1997. The anticipated decrease in revenue, represented by the loss of sales to SGS-Thomson, if not offset by other revenue sources, would have a material adverse effect on the Company's financial condition and results of operations. The further loss or reduction of sales by any of the other customers would materially adversely affect the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis -- Future Operating Results -- Significant Customer Concentration."

     To date, most of the Company's revenues have been derived from sales of pressed ceramic products to customers in the semiconductor industry. The market for pressed ceramic products is relatively mature and demand for pressed ceramic products will decline in the future in dollar amounts and as a percentage of overall Net Sales. See "Management's Discussion and Analysis -- Future Operating Results -- Mature Market; Dependence on Semiconductor and Personal Computer Industries -- International Operations."

     During 1994, 1995 and 1996 the Company had foreign net sales of $31,890,000, $42,815,000 and $36,944,000, respectively. The majority of such foreign sales were made to customers primarily located in Southeast Asia, Korea and India. See Note 15 of Notes to Consolidated Financial Statements.

     The Company currently sells its products through a combination of six direct sales and five independent sales representatives. The Company can provide engineering, design and technical support to its sales staff and potential customers.

LICENSE AND OTHER SIGNIFICANT AGREEMENTS

     The Company seeks to obtain licenses to technologies that complement and expand the current technologies that the Company owns.

     Samsung Corning. Pursuant to the terms of a Sale and Purchase Agreement for CERDIP Manufacturing and Alumina Powder Equipment (the "Purchase Agreement") that was executed on December 19, 1994 by Samsung Corning and MPS, MPS purchased in stages certain CERDIP manufacturing equipment and alumina powder equipment, including production supplies and spare parts (collectively, the "Equipment"), from Samsung Corning Co., Ltd. ("Samsung Corning"). In connection with the consummation of this transaction, the Company paid to Samsung Corning in installments purchase price consideration totaling $5,746,000. In addition, the Company paid approximately $434,000 in ancillary costs to certain third parties. Upon each shipment of Equipment by Samsung Corning, MPS transferred to Samsung Corning that portion of the aggregate purchase price that was applicable to the transferred Equipment. The purchase price of the Equipment was determined in arms-length negotiations between MPS and Samsung Corning and was based on the fair market value of the Equipment. Some of the CERDIP manufacturing equipment purchased by MPS from Samsung Corning has been relocated to the facility operated by Innoventure in Indonesia and MPS' Singapore facilities. A portion of the equipment is being utilized to manufacture CERDIPs. By late 1995, the equipment purchased, combined with equipment previously owned by MPS, provided MPS with approximately double the manufacturing capacity MPS had available before the purchase. MPS has since written down the value of the equipment comprising this excess capacity by $6.2 million as of December 31, 1996.
MPS may need to obtain the consent of various creditors if MPS chooses to dispose of the Samsung Corning equipment.

     MPS obtained $12,000,000 principal amount of financing to consummate its obligations under the Purchase Agreement and to provide for its related working capital requirements from a consortium of customers consisting of SGS-Thomson, TI, NSEB, Motorola, Inc. ("Motorola") and Samsung Corning.

     MPS borrowed $4,000,000 from SGS-Thompson at an interest rate of 7.25% per annum. The principal on the note is repayable in eight equal quarterly installments that began in August 1996. While MPS has made all interest payments due under the note, no principal payments have been made. MPS is currently attempting to renegotiate the repayment terms of this note, which is secured by the CERDIP manufacturing equipment and fully guaranteed by MPI.

     MPS borrowed $3,500,000 from TI at an interest rate of 7.25% per annum and the principal on the note is repayable in eight quarterly installments that began in November 1996. While MPS has made all interest payments due under the note, no principal payments have been made. The note is fully guaranteed by MPI and is secured by certain CERDIP manufacturing equipment. On April 2, 1997, MPS entered into an Amended Loan and Security Agreement with TI pursuant to which TI agreed to (i) waive its right to pursue a default remedy under the original loan agreement, (ii) a lower interest rate on the outstanding balance of 3.5% per annum on the outstanding balance and (iii) a revised (and extended) payment schedule for the outstanding balance owed by MPS.

     MPI borrowed $1,500,000 from NSEB at an interest rate of 14% per annum and the principal is repayable in six quarterly installments that began in September 1996. The Company has made no principal payments since September 1996, although it has continued to make interest payments as due. The NSEB note is secured by all of MPI's domestic equipment and trade receivables that are not subject to liens or other encumbrances existing prior to May 30, 1995. In March 1997, the Company entered into an Amended Loan and Security Agreement and a Second Secured Promissory Note with NSEB pursuant to which NSEB agreed to waive any breach of the covenants, terms and conditions of the original Loan and Security Agreement and the original Secured Promissory Note (both dated May 30, 1995) and agreed to a revised (and extended) payment schedule. The interest rate on the outstanding balance, however, was raised from 14% per annum to 18% per annum.

     MPS borrowed $2,000,000 from Citibank N.A. at an interest rate of 7% per annum and the principal is repayable in twelve quarterly installments commencing in March 1997. The loan has been guaranteed by Motorola. MPI, MPS, MPA and CTM have agreed to indemnify and defend Motorola in any action taken by Citibank to enforce its guarantee against Motorola. The obligation of indemnification is secured by all of the MPI, CTM and MPA assets not previously pledged to NSEB, as well as all capital stock of MPS, CTM and MPA. The first principal payment was not made when due in March 1997 and MPS is currently attempting to renegotiate the repayment terms of the loan and to obtain a waiver for failure to make payments when due but such waiver has not been obtained in writing.

     MPS borrowed $1,000,000 from The Development Bank of Singapore ("DBS") at the Singapore Interbank offer interest rate plus 1.5%, repayable in twelve monthly installments beginning in November 1996. The loan has been guaranteed by Samsung Corning, whose guarantee is fully guaranteed by MPI. MPI is currently attempting to renegotiate the terms of the note, although all principal and interest payments have been classified as current. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources -- Future Operating Results -- New Manufacturing Facilities in Indonesia and -- Transition of Existing Singapore Operations; New Manufacturing Facilities in Singapore and Indonesia; Sole or Limited Source of Supply."

     Carborundum. In January 1993, MPC entered into exclusive manufacturing (the "Manufacturing Agreement"), technology information exchange (the "Technology Agreement"), option (the "Option Agreement") and certain other agreements (collectively, the "Carborundum Agreements") with Carborundum, pursuant to which MPC manufactures aluminum nitride microelectronic packages ("AlNs") exclusively for Carborundum. Under the terms of the Manufacturing and Technology Agreements, Carborundum supplies MPC with the AlN pills necessary for the manufacture of the AlN packages and provides MPC with access to technology that Carborundum, in its discretion, deems necessary for MPC to manufacture the AlNs. Carborundum is obligated to pay MPC an amount equivalent to MPC's manufacturing fees (as defined in the Manufacturing Agreement) for the AlNs that MPC manufactures for Carborundum during the term of the Manufacturing Agreement. Carborundum, at its cost, installed the processing and manufacturing equipment necessary to manufacture the AlNs. Pursuant to the Manufacturing Agreement, MPC manufactures the AlNs in space located at one of the Company's Singapore facilities that is devoted exclusively to the manufacture of AlNs for supply to Carborundum. MPC is obligated to exclusively sell to Carborundum the AlNs that are manufactured under the Manufacturing Agreements; provided, however, in the event Carborundum purchases less than 80% of MPC's capacity in any quarter, MPC may, in such quarter, manufacture certain other products for sale to third parties with the prior written consent of Carborundum. Carborundum is obligated to purchase annually the lesser of 4,000,000 parts or fifty percent of its requirements for its radio frequency brazed AlNs; provided, however, that Carborundum may purchase these products from any other party without regard to the foregoing purchase requirement if it determines in good faith that such third party is more attractive than MPC on an economic, quality or risk basis. Any manufacturing capacity at MPC not required to meet any Carborundum purchase order demand may with Carborundum's approval be used by MPC for the manufacture of aluminum oxide microelectronic components for sale to other parties. In the event Carborundum consents to such sales, it shall be entitled to a fee calculated based on the manufacturing cost of such components. The Company commenced limited production under the Carborundum Agreements in the second quarter of 1994 and production commenced in late 1996. There can be no assurance that such production will be maintained or increased. On April 5, 1997, a fire at the Company's MPC facility caused damage to the building and some equipment (the building was promptly evacuated and no personnel sustained injuries). Although the extent of the damage is still being investigated, the building has been preliminarily estimated in excess of $3.0 million, however, the Company is totally insured (less a $5,000 deductible). The Manufacturing and Technology Agreements were to expire on December 31, 1996. On October 1, 1996, MPC and Carborundum agreed to amend and extend the terms of the Manufacturing Agreement for an additional two years. The amendment permitted MPC to increase its profit margin on sales to Carborundum by 3.5% in 1997 and by 7% in 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Operating Results -- Potential Divestiture of MPC (S) Pte. Ltd. Aluminum Nitride Subsidiary; Obligation to Purchase Products."

     Under the Option Agreement, the Company originally granted to Carborundum an irrevocable option, exercisable at any time through December 31, 1996, to acquire for an agreed-upon price (as set forth in the Carborundum Agreements) up to 75% of the ownership of MPC (the "75% Option"). On October 1, 1996, the Option Agreement was amended to permit Carborundum to acquire up to 49% ownership in MPC through December 31, 1997, and to acquire an aggregate of 75% ownership in MPC between January 1, 1998 and December 31, 1998 (inclusive of any ownership obtained prior to January 1, 1998). Carborundum also received a right to acquire for an agreed-upon price (as set forth in the Carborundum Agreements) up to 100% of the ownership of MPC (the "100% Option") in the event that competitors of Carborundum's microelectronics business acquire more than 10% of the ownership of MPI or gain access to any confidential information of either MPC or the Company relating to Carborundum's microelectronics business or Carborundum can also acquire 100% of MPC in the event of a default which includes a filing of bankruptcy by either MPI or MPC or if either MPI or MPC should make an assignment of assets for the general benefit of creditors. The 100% Option shall terminate upon termination of the Option Agreement on January 1, 1999; provided, however, that if Carborundum timely exercises the 75% Option, in part or in full, the 100% Option and the Option Agreement shall continue in effect for the maximum period of time permitted by applicable law. In addition, Carborundum has a right of first refusal with respect to issuances of equity securities by MPC, including securities convertible into or exchangeable for such securities ("MPC Securities"). Further, in the event of a change in the majority ownership or control of the Company, Carborundum has a right of first refusal with respect to the MPC Securities then held by the Company at the aggregate price that is the lower of (i) the fair market value of such shares as determined in good faith by the Company and Carborundum and (ii) the portion of the consideration paid for such change in majority ownership or control that is attributable to the MPC Securities then held by the Company. Carborundum's right of first refusal shall terminate upon the expiration of the Carborundum Agreements, as amended; provided, however, that if Carborundum timely exercises the 75% Option, in full or in part, Carborundum's right of first refusal shall remain in effect for the maximum period of time permitted by law. In addition, while it continues to own at least twenty-five percent of the outstanding shares of MPC, after the exercise by Carborundum of its first option, the Company shall have a right of first refusal with respect to sales of MPC Securities by Carborundum, other than sales to successors or affiliated entities. The Company believes that the parent company of Carborundum has entered into discussions with a third party regarding the possible sale of Carborundum. The Company is unable to determine at this time what effect, if any, the sale of Carborundum might have on the results of operations and financial condition of MPC.

     Innoventure. In July 1993, MPI entered into a preliminary subcontract manufacturing agreement (the "Innoventure Agreement") with Innoventure pursuant to which Innoventure established a manufacturing facility in Indonesia to manufacture certain of MPI's pressed ceramic products presently being manufactured by MPS in the Company's Singapore facilities. Under the terms of the Innoventure Agreement, MPI provides technical assistance, grants Innoventure a fully paid up, non-exclusive license to technology relating to the manufacture of certain of its pressed ceramic products and provides certain raw materials, production supplies and equipment. MPI also agreed to purchase the entire output of the facility subject to certain terms and conditions that are determined on an annual basis. Innoventure agreed to finance the construction and operation of the facility, and made a one-time non-refundable technology license fee payment of $500,000 in December 1993. Innoventure is entitled to the first $4.5 million of defined profits to be generated by the manufacturing facility within the first five years after project start-up (as of December 31, 1996, profits have not exceeded $4.5 million). Thereafter, any profits will be shared equally by Innoventure and MPI. Partial processing of pressed ceramic products commenced in the second quarter of 1995. In 1995, MPI and Innoventure entered into a Novation Agreement pursuant to which MPS was substituted for MPI as the real party in interest to the original subcontract agreement and PT Ironside ("PTI") was similarly substituted for Innoventure. MPS and PTI then entered into another Subcontract Manufacturing Agreement on September 5, 1995 (the "PTI Agreement"), pursuant to which MPS agreed to provide equipment to PTI free of charge so that PTI could manufacture various pressed ceramic products, including CERDIPs, for MPS. Under the PTI Agreement, PTI would be responsible for the entire cost of production. PTI will also be entitled to the first $4.5 million in defined profits generated by the manufacturing facility from January 1, 1995, to January 1, 2000. During the third quarter of 1995, MPS located certain CERDIP manufacturing equipment acquired from Samsung Corning in the PTI facility. Pressed ceramic products that are partially processed in the Indonesian facility are then completed in MPS's Singapore facilities. MPS currently anticipates that the facility may be able to process and produce pressed ceramic products at the earliest by the end of 1997. PTI is not subject to any written contractual obligation to continue operating such facility, MPS is not subject to any written contractual obligation to continue work with PTI. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Operating Results -- Future Capital Needs; Need for Additional Financing and -- New Manufacturing Facility in Indonesia; Transition of Singapore Operations."

     International Business Machines Corporation. In August 1994, the Company entered into a multilayer technology transfer and licensing agreement with IBM (the "IBM Agreement") pursuant to which the Company was granted a license to specific technology developed by IBM for the manufacture of multilayer ceramic products. Under the terms of the IBM Agreement, the Company and MPM acquired a nonexclusive, nontransferable right to use the licensed technology to manufacture and sell certain specified products on a worldwide basis. In exchange for the license, the Company paid an up-front non-refundable royalty of $2,000,000, and was obligated to pay additional royalties based on sales of products incorporating the licensed technology during the term of the IBM Agreement, which was to remain in effect for a period of ten years from the date of execution and thereafter from year to year unless terminated by either party. Commencing in August 1996, the IBM Agreement was to be terminable by either party without cause upon six months prior written notice. Pursuant to an option agreement (the "IBM Option

Agreement"), IBM was also issued an option to purchase up to 51% of the capital stock of MPM, which option was to be exercisable from and after the achievement of certain production milestones by MPM as set forth in the IBM Option Agreement. The term of the option, as well as the purchase price, are defined in the IBM Option Agreement. MPM is also currently in possession of certain inventory that MPM had ordered from IBM. IBM has not yet been paid for such inventory. The outstanding debt from the inventory is less than $150,000. In connection with the IBM transaction, MPM obtained a $3.2 million line of credit from DBS, which was fully utilized during 1995 to finance equipment purchases.

     In March 1997, the Board of Directors of the Company decided to cease its multilayer ceramic operations and liquidate MPM's assets. Changing market demand for multilayer ceramic products and IBM's unwillingness to renegotiate the terms of the IBM Agreement or to commit to purchasing multilayer ceramic products from the Company were the principal reasons that the Board decided to liquidate MPM. All of MPM's Singapore employees have since been terminated and the two remaining expatriate employees of MPM will be terminated in mid-April of 1997. MPM is currently in receivership, as defined under the laws of Singapore. The receiver for MPM has asked the Company to assist him in selling off all of the remaining tangible assets of MPM. The proceeds from the sale of MPM's assets will be used to retire a portion of MPM's debts. The Company anticipates that the liquidation of MPM will be completed by July 1997. IBM was never a customer of MPM.

     Transpac. On March 27, 1996, the Company and MPM consummated a financing (the "Transpac Financing") with Transpac Capital Pte. Ltd. and other related investors (collectively, "Transpac") pursuant to which the Company issued 842,013 shares of its Common Stock to Transpac for the aggregate purchase price of $2,000,000 and MPM issued a debenture (the "Debenture") to Transpac in the principal amount of $9.0 million. The Debenture has a term of five years and bears interest at the rate of 8.5% per annum and is guaranteed by MPI. Accrued and unpaid interest is due and payable in annual installments at the end of each year of the term of the Debenture. The principal outstanding under the Debenture will be due and payable in full at the end of the five year term, however, from and after April 23, 1997 and through the term of the Debenture, the Debenture will be convertible at Transpac's option into shares of common stock of MPM or common stock of MPI. The Company has not made any payments under the Debenture. On March 7, 1997, the Company and Transpac entered into a non-binding memorandum of understanding, pursuant to which the Company and Transpac agreed to convert the outstanding principal and interest totaling approximately $9.7 million (the "Outstanding Debt") owed to Transpac into a combination of shares of the Company's Common Stock and shares of the Company's convertible Preferred Stock (to be offered to the shareholders for approval at the 1997 Annual Meeting of the Shareholders). $5.5 million of the Outstanding Debt would be converted into 5,500,000 shares of the Company's Common Stock and the remaining $4.2 million of the Outstanding Debt would be converted into a certain number of shares of the Company's convertible Preferred Stock at a conversion rate that is proportional to the fair market value of the Company's Common Stock. In addition, the Company agreed to issue to Transpac a warrant to purchase one million shares of the Company's Common Stock at an exercise price of $1.75 per share. The parties have not yet entered into a definitive, binding agreement pursuant to which the Outstanding Debt would be converted into MPI stock or that they would waive a variety of defaults by the Company under such agreements. There can be no assurance that the Company and Transpac will ultimately be able to agree on the terms of such conversion, nor can there be any assurance that such conversion, if agreed upon, will be on terms favorable to the Company. In addition, were the Company and Transpac to agree to a conversion, such conversion would significantly dilute any earnings per share amounts and significantly dilute the ownership interest of MPI's existing shareholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Future Operating Results -- Future Capital Needs; Need for Additional Funding -- Repayment of Debt Obligations by MPM -- Adverse Impact of MPM Liquidation on MPS -- High Leverage -- Status as a Going Concern."

ENGINEERING AND PRODUCT DEVELOPMENT

     The Company is a member of SEMI/SEMATECH, a consortium of United States companies working to enhance cooperation and participation by United States
companies in assembly and packaging technology.   The Company's strategy is to
develop new interconnection products in an evolutionary manner, progressively upgrading from one level of technology to the next by making improvements upon commercially available materials and technology. The Company works closely with its customers to define new products and to develop new capabilities in a timely and cost effective manner. The Company also uses outside services, such as ASIC design, to supplement its internal capabilities. Engineering and product development expenditures were approximately $1.7 million, $2.2 million and $2.7 million in 1994, 1995 and 1996, respectively.

MANUFACTURING, SUPPLIERS AND TOTAL QUALITY PROGRAM

     The Company believes that its ability to manufacture its products in a timely and cost effective manner at the highest quality level is essential in order to remain competitive in its markets and achieve its growth objectives. The Company's manufacturing facilities in San Diego, California include design and prototype facilities and a production capability. The Company intends to support high volume requirements for its MCM products partially through offshore subcontract manufacturing and assembly agreements. The Company's high volume CERDIP manufacturing operations are located at its MPS subsidiary in Singapore. In the recent past, the Company automated its Singapore CERDIP manufacturing operations and trained its manufacturing personnel in statistical process control to improve the quality of its products. The Company's CERDIP manufacturing plant at its MPS subsidiary in Singapore has been certified for ISO 9002, the current accepted international standard for manufacturing quality.

     The Company believes that total quality management is a vital component of customer satisfaction and internal productivity. As such, the Company has established relationships with key suppliers and customers in each of the Company's markets. In addition, the Company maintains a system of quality control and documentation with respect to each of its manufacturing processes.

     The Company maintains a supplier quality program that includes qualification, performance measurement and corrective action requirements. The Company chooses its suppliers based on quality, delivery, service and price. Certain raw materials essential for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. In particular, MCMs that are provided to Schlumberger contain components which are provided solely by Schlumberger to the Company. Under the Company's current arrangement with Schlumberger, the Company would be unable to supply Schlumberger with MCMs if Schlumberger were to cease supplying the Company with such components. In such event, the Company's ability to continue as a going concern would be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Operating Results -- Sole or Limited Sources of Supply."

     The Company is subject to a variety of local, state, federal and foreign governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained all necessary environmental permits to conduct its business. To date, compliance with such regulations has not had a material adverse effect on the Company's capital expenditures or results of operations. The Company is currently a party to certain ongoing environmental matters. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Operating Results -- Environmental Regulations."

BACKLOG

     The Company negotiates annual purchase agreements with some of its largest customers and regularly obtains scheduled releases by product type for shipments that have been assigned shipment dates. These scheduled releases with assigned shipment dates are considered backlog by the Company. As of December 31, 1996, the Company's backlog was approximately $13.1 million compared with approximately $11.3 million as of December 31, 1995. The increase of backlog in 1996 as compared to 1995 was primarily due to increased backlog at CTM during 1996. All product orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Because the Company generally ships products within 60 to 120 days of receipt of the order, and because of possible changes in delivery schedules, cancellations or rescheduling of orders and potential delays in product shipments, the Company's backlog at any particular date is not representative of actual sales for any succeeding period.

COMPETITION

     The MCM market is highly competitive, and the Company faces intense competition from a number of worldwide competitors. The Company's primary competitors in North America are Maxtech, Raytheon, Hewlett-Packard, APTA and Micro-Module Systems. All of these competitors have significantly greater resources and production, marketing and other capabilities than the Company with which to develop, manufacture, market and sell MCMs. The principal elements of competition in the MCM market are design expertise, performance, size and cost. Although the Company believes that it competes favorably with respect to each of these factors, product improvements, technological advancements and new product introductions by the Company's competitors or customers of the Company's competitors could cause a decline in sales of the Company's MCM products or prevent the Company from increasing its market share of the MCM market. See "Management's Discussion and Analysis -- Future Operating Results -- Highly Competitive Industry; Significant Price Competition."

     The Company currently faces substantial competition worldwide with respect to pressed ceramic packages from Kyocera and Sumitomo Metals. The market for sales of the Company's pressed ceramic products is highly concentrated to these two competitors, each of which provides intense competition for the Company and they have significantly greater financial resources and production, marketing and other capabilities than the Company with which to develop, manufacture, market and sell pressed ceramic products. The principal elements of competition in the Company's pressed ceramic packaging market include price, product performance, quality and reliability and the ability to design and incorporate product improvements. Technological advancements and new product introductions by the Company's competitors or the customers of the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's pressed ceramic products. The Company has experienced and will continue to experience substantial price based competition for sales of these products.

INTELLECTUAL PROPERTY RIGHTS

     The Company believes that the success of its business depends more on the technical competence, creativity and marketing abilities of its employees, rather than on patents, trademarks and other intellectual property rights. Nevertheless, the Company has a policy of seeking patents as appropriate on inventions resulting from its ongoing engineering and product development activities. In addition, the Company has acquired intellectual property rights through business acquisitions and technology licenses. The Company owns five United States patents, which expire beginning in February 2005 through July 2010. In addition, the Company owns three foreign patents, which expire beginning in May 1999 through March 2009, and eleven foreign patent applications are currently pending. The Company owns one registered United States trademark.

     There can be no assurance that any of the Company's issued patents will provide it with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around the patents issued to the Company. In addition, the Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology or that the Company can meaningfully protect its trade secrets.

EMPLOYEES

     As of December 31, 1996, the Company had a total of 632 employees, including 538 engaged in manufacturing, 48 in engineering and product development, and 46 in sales, marketing and administration (including its executive officers). Of the Company's 632 employees, 541 are located in Singapore and 91 are located in the United States. None of the Company's employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

ITEM 2.   PROPERTIES.

     The Company maintains its corporate headquarters in San Diego, California. This leased facility totals approximately 13,500 square feet and is used for corporate administration, design, engineering, manufacturing and sales operations. The lease on this facility expires in August 1997 and the Company has an option to renew for either one or two years at the then fair market rent. The Company also leases one other facility in San Diego, California aggregating approximately 17,500 square feet. The Company is currently subleasing approximately 15,000 square feet of this facility to APC but this lease expired on March 31, 1997. APC attempted to negotiate a new lease with the landlord with respect to this facility but the landlord rejected APC's lease application and then the landlord initiated eviction proceedings against MPA. The Company anticipates that MPA will vacate such facility by June 1, 1997. Until such time, the Company is obligated to pay the landlord a monthly premium on the rent due and payable on such facility.

      In addition to its facilities in the United States, the Company owns or leases facilities totaling 173,000 square feet in Singapore. The Company is using these facilities for the design, manufacture and sale of certain of the Company's products, including pressed ceramic packages. The Company owns two facilities of 48,000 square feet, which are subject to mortgages in favor of DBS, located on public land in Tuas, Singapore, which the Company is leasing from a government agency under lease agreements that expire in December 2014 and December 2024, respectively. On Saturday, April 5, 1997, a fire destroyed one of the Company's Tuas facilities. The insurance adjusters estimate the damage to be over $3 million. The Company also leases two facilities, located in Bukit Merah, Singapore, under leases that expire in October 1998 and three facilities, located in Tuas, Singapore, occupied by MPM, under leases that expire between October 1997 and April 1998. Although the Company has notified the landlord of its intention to abandon the three MPM facilities pursuant to the cessation of the Company's multilayer ceramic operations and the liquidation of MPM's assets and, although the Company is not a guarantor to the three MPM facilities, the Company may ultimately be responsible for the outstanding balance due under these leases to facilitate the liquidation of MPM's assets. The Company pays an aggregate of approximately $201,000 per month under the foregoing mortgage and leases with respect to its facilities in the United States and Singapore. The Company believes that its existing facilities are adequate to meet current and foreseeable requirements and that suitable additional or substitute space will be available if needed. See "Business -- License and Other Significant Agreements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 3.   LEGAL PROCEEDINGS

     The Company previously shipped quantities of hazardous waste to a Whittier, California hazardous waste treatment facility for recycling. The owner of that facility allegedly failed to recycle or dispose of the various wastes shipped to the site and has now filed for bankruptcy. The Company is one of more than four thousand generators, including numerous Fortune 500 corporations, identified by the State of California as having responsibility for cleanup at the site, and it is not ranked as one of the generators that has shipped a significant amount of hazardous waste. In May 1995, the United States Environmental Protection Agency ("EPA") issued written notice that it considers the Company to be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). The EPA determined that there may be an imminent and substantial endangerment to the public health, welfare, and environment because of a release and/or threat of a release of hazardous substances from the site located in Whittier, California. The notice requires the Company to take immediate actions to contain and prevent any further release of hazardous substances at the site. In response to the EPA notice, the Company and approximately 100 of the other named generators provided the necessary funding to effect the removal and destruction of the hazardous wastes stored at this site. In addition, the Company and such generators have provided certain funding to test the soil and groundwater at this site, which testing is currently ongoing. Although the cost incurred by the Company to date of removing and destroying the hazardous waste stored at this facility was not significant, this effort does not address the cleanup of potential soil and/or ground-water contamination present at this site. There can be no assurance, therefore, that the costs and expenses associated with this action will not increase in the future to a level that would have a material adverse effect upon the Company's business, financial condition or results of operations.

     The Company also previously shipped small quantities of hazardous waste for recycling to a San Diego hazardous waste treatment facility operated by a third party operator ("Operator"). The owner of the facility and the State of California have filed suits against the Operator and two of its officers and the owner of the facility has obtained a mandatory injunction to compel the removal of hazardous waste on site. If the Operator does not comply, it is possible that the property owner or a government agency could also sue or bring enforcement proceedings against approximately 100 hazardous waste generators, including the Company, that shipped such wastes to the facility to pay for the removal and to participate in site cleanup if any contamination is discovered. Based on its limited investigation to date, the Company is unable to determine whether this matter, if resolved adversely to the Company, would have a material adverse effect on the Company's business or results of operations.

     Numerous creditors have filed or threatened lawsuits against MPI and its subsidiaries for their respective various defaults and violations of certain agreements entered into by MPI and its various subsidiaries. If such creditors choose to enforce their claims and are successful in doing so, the Company may be forced to seek protection under Chapter 7 or 11 of Title 11 the United States Code or under similar bankruptcy laws in Singapore.

     As discussed earlier, pursuant to the Company's decision to cease its multilayer ceramic operations and to liquidate MPM's assets, MPM is currently in receivership in Singapore.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     None.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Company's Common Stock was traded on the Nasdaq National Market under the symbol MPIX from April 21, 1994 until March 12, 1997. On March 13, 1997, the Company was delisted from the Nasdaq National Market; subsequently, the Company's Common Stock commenced trading on the Nasdaq Electronic Bulletin Board. The following table sets forth the range of high and low per share bid information, as reported on the Nasdaq National Market for each quarter for the last two years through March 31, 1997. On April 7, 1997, the Company had 129 holders of record of its Common Stock and 10,793,280 shares outstanding.

               Quarter Ended                      High          Low
               -------------                      ----          ---

            March 31, 1995                       $3.375         $1.25
            June 30, 1995                        $2.75          $1.125
            September 30, 1995                   $2.875         $1.875
            December 31, 1995                    $2.6875        $1.875

            March 31, 1996                       $4.375         $2
            June 30, 1996                        $5.625         $2.75
            September 30, 1996                   $4.75          $3.25
            December 31, 1996                    $3.625         $0.6875

            March 31, 1997                       $1.25          $0.28

     During the past year, the Company did not declare or pay any cash dividends on its Common Stock. The Company currently plans to retain all of its earnings to support the development and expansion of its business and has no present intention of paying any dividends on the Common Stock in the foreseeable future. The Company is prohibited by certain agreements from paying cash dividends. MPS is a party to a line of credit facility with DBS that requires MPS to obtain the consent of DBS prior to declaring dividends, repaying creditors or transferring funds to MPI. In addition, an agreement relating to the guarantee by Motorola of a bank loan to MPS grants Motorola the right to prohibit payment of dividends on the stock of MPI, CTM and MPA. The Transpac agreements also contain similar restrictions.

ITEM 6.   SELECTED FINANCIAL DATA.

                                                               Fiscal Year Ended December 31,
                                               --------------------------------------------------------------
                                                 1992        1993           1994          1995        1996
                                               ---------   ---------   --------------   ---------   ---------
                                                          (In thousands, except per share amounts)
Consolidated Statements
  of Operations Data:
Net sales...................................   $ 28,108    $ 34,691         $ 42,288    $ 57,996    $ 55,988
Cost of goods sold..........................     24,361      29,671           37,659      46,410      48,778
                                               --------    --------         --------    --------    --------
Gross profit................................      3,747       5,020            4,629      11,586       7,210
Selling, general
  and administrative........................      3,025       3,483            4,991       7,626       8,260
Impairment of long-lived assets.............         --          --               --          --       6,163
Engineering and
  product development.......................      1,530       1,494            1,734       2,152       2,717

Income (loss) from operations...............       (808)         43           (2,096)      1,808      (9,930)
Other income (expense):
 Foreign exchange gain (loss)...............       (118)       (447)          (1,009)     (1,233)        292
 Interest expense...........................       (417)       (490)            (443)     (1,123)     (2,032)
 Royalty revenue............................        181         114              153          --          --
 Other income...............................         71         634              496         614         369
                                               --------    --------         --------    --------    --------

Income (loss) from continuing operations
 before income taxes and the cumulative
 effect of change in accounting principle...     (1,091)       (146)          (2,899)        (66)    (11,301)
                                               --------    --------         --------    --------    --------
Discontinued operations.....................         --          --              (40)     (1,452)    (30,541)

Net income (loss) (1)(4)....................   $ (1,091)   $   (146)        $ (2,939)   $ (1,386)    (41,842)
                                               ========    ========         ========    ========    ========

Net loss per common share:(2)
 Historical.................................               $     --         $     --    $   0.01    $  (2.07)
 Pro forma before change in accounting
   principle (unaudited - Note 1)...........                   (.16)           (0.69)         --          --
 Pro forma cumulative effect of change
   in accounting principle..................                    .11               --          --          --
 Discontinued operations....................                     --            (0.01)      (0.31)      (5.61)
                                                           --------         --------    --------    --------
 Net (loss).................................               $   (.05)        $   (.70)   $   (.30)   $  (7.68)
                                                           ========         ========    ========    ========
Shares used in pro forma
 per share calculation......................                  3,076            4,174       4,660    $  5,445
                                                           ========         ========    ========    ========

                                                                       December 31,
                                                 -------------------------------------------------------------
                                                   1992        1993             1994        1995        1996
                                                 --------    --------         --------    --------    --------
                                                                            (In thousands)
Consolidated Balance
 Sheet Data:
Working capital (deficiency)................   $   (811)   $ (1,461)        $   (368)   $ (4,883)   $(30,015)
Total assets................................     18,222      21,825           27,635      42,427      24,894
Current liabilities.........................     11,687      14,836           16,603      25,438      50,726
Long-term debt, less current portion........        554       1,154            2,230       9,573       4,782
Accumulated deficit (3).....................    (22,439)    (22,585)         (25,524)    (26,910)    (68,752)
Total shareholders'
 equity (deficit)...........................      5,981       5,835            8,802       7,416     (30,614)

------------
(1) See discussion of effects of income taxes in Note 10 to Notes to Consolidated Financial Statements.
(2) Historical net income (loss) per share has been omitted for 1992 through 1994 since it is not considered meaningful due to the automatic conversion of all of the Company's outstanding shares of Preferred Stock into shares of Common Stock upon the closing of the Company's initial public offering in April 1994. The calculation of the number of shares used in computing pro forma net income per share in 1993 and 1994 includes the effect of the conversion of all Series A and B Preferred Stock into 1,774,808 shares of Common Stock upon the closing of the Company's initial public offering as if such Preferred Stock had been converted into Common Stock on January 1, 1993. See Note 1 to Notes to Consolidated Financial Statements.
(3) Includes stock dividends of $6,234,000 issued to the Company's preferred shareholders in 1993. See Note 11 to Notes to Consolidated Financial Statements.
(4) See discussion of discontinued operations in Note 17 to Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's Discussion and Analysis of Financial Conditions and Results of Operations contains forward-looking statements which involve substantial risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section and elsewhere in this Annual Report on Form 10-K.


RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statements of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                                                  YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                             1994           1995         1996
                                            -------        ------       -------
Net sales...............................     100.0%        100.0%       100.0%
Cost of goods sold......................      89.1          80.0         87.1
                                             -----         -----        -----
Gross profit............................      10.9          20.0         12.9
Selling, general and administrative.....      11.8          13.2         14.8
Impairment of long-lived assets.........        --            --         11.0
Engineering and product development.....       4.1           3.7          4.8
                                             -----         -----        -----
Income (loss) from operations...........      (5.0)          3.1        (17.7)
Other income (expense):
 Interest expense.......................      (1.1)         (1.9)        (3.6)
 Foreign exchange gain (loss)...........      (2.4)         (2.2)         0.5
 Royalty revenue........................       0.4            --           --
 Other income...........................       1.2           1.1          0.6
                                             -----         -----        -----
Income (loss) from continuing
 operations.............................      (6.9)          0.1        (20.2)
 Loss from discontinued operations......        --          (2.5)       (54.5)
                                             -----         -----        -----
Net (loss)..............................      (6.9)         (2.4)       (74.7)
                                             -----         -----        -----

YEARS ENDED 1994, 1995 AND 1996

     Net sales. The Company's net sales increased by 37.1% from $42.3 million in 1994 to $58.0 million in 1995 and decreased 3.6% to $56.0 million in 1996. The increase in net sales from 1994 to 1995 is primarily attributable to increases in revenues from sales of pressed ceramics products at the Company's MPS subsidiary, and a $4.6 million increase in revenues from the sales of MCM products at the Company's CTM subsidiary. The increase in sales of pressed ceramic products reflects both an increase in units sold and a general price increase implemented by MPS in the second quarter of 1995. The increase in revenue from the sale of MCMs was due to both an increase in units sold and a change in the product components sold to CTM's primary customer. Beginning in March 1994, CTM began purchasing a component of the end product from its primary customer and in turn increasing the sales price for the increase in cost. Prior to March 1994, the customer had provided the component for use in the products it was purchasing from CTM. The effect of this change was to increase both sales and cost of goods sold by $5.9 million during 1995 and $11.0 in 1996. The decrease in net sales during 1996 was primarily attributable to a $6.6 million reduction in revenues from sales of pressed ceramics products at the Company's MPS subsidiary, which was partially offset by a $4.7 million increase in revenues from the sale of MCM products at the Company's CTM subsidiary. The decrease in sales of pressed ceramic products is due primarily to a decrease in units sold. The increase in revenue from the sale of MCMs was due to both an increase in units sold and higher selling prices on new components being produced, which corresponds to a higher raw material cost for these new components.

     Net sales in 1994 also includes $1.2 million derived from the transfer of certain production equipment and related production supplies to a third party pursuant to an equipment resale arrangement. There were no such revenues during 1995. Net sales in 1996 also includes $1.8 million derived from the transfer of certain production equipment and related production supplies to a third party pursuant to an equipment and technology resale arrangement.

     Cost of goods sold. The Company's cost of goods sold increased from $37.7 million in 1994 to $46.4 million in 1995 and to $48.8 million in 1996. The increases were primarily the result of increased sales during these periods. The cost associated with the inclusion by CTM in its furnished MCM products of components that, in previous years, were purchased by CTM's customers from third party suppliers and provided to CTM, accounted for $5.9 million of cost of goods sold in 1995 and $11.0 million in 1996. As discussed in more detail under Foreign Exchange Loss, cost of goods sold has also been materially adversely affected by exchange rate fluctuations during 1994 and 1995. The appreciation of the Japanese yen and the Singapore dollar relative to the United States dollar during those periods increased the Company's cost of goods sold and decreased its margins on products sold. Such fluctuations in exchange rates resulted in increases in the Company's cost of goods sold of $1,545,000 and $875,000 in 1994 and 1995, respectively. Cost of goods sold as a percentage of net sales decreased from 89.1% in 1994 to 80.0% in 1995 primarily due to a lesser impact of exchange rate fluctuations on the gross margins generated by the Company's Singapore operations (as discussed under Foreign Exchange Loss) and an improvement in overhead absorption at MPA due to higher product sales. Cost of goods sold as a percentage of net sales increased to 87.1% in 1996 due primarily to the reduction in sales volume during 1996. During 1995, gross margin from sales in percentage terms increased as the impact of improved pricing at MPS and improved overhead absorption at MPS, CTM and MPA due to improved shipping volumes offset increases in the costs of certain of the Company's raw materials and the impact of exchange rate fluctuations on gross margins generated by the Company's Singapore operations. However, during 1996, gross margin in percentage terms decreased due primarily to a decrease in sales volume. In addition, gross margin declined due to lower overall margins at CTM and increased gross margin degradation at MPA.

     Selling, General and Administrative. Selling, general and administrative expenses increased from $5.0 million in 1994 to $7.6 million in 1995 to $8.3 million in 1996. The increase of approximately $2.6 million or 52.0% in 1995 is attributable to several factors, including the expenses associated with establishing a reserve relating to certain uncollectible notes, the costs associated with certain litigation, an increase in sales commissions at CTM as a result of the increase in sales of MCM products, additional personnel and other selling costs associated with the Company's operating as a sales representative for IBM, and an increase in legal, personnel and other administrative costs. An increase of less than $1.0 million in 1996 is attributable primarily to the Company's delay in responding to decreasing sales at its MPS facility.

     Impairment of Long-Lived Assets. As of December 31, 1996, the Company decided to dispose of its excess equipment located in Singapore and Indonesia. This equipment is used to manufacture pressed ceramic products and represents excess capacity that the Company has determined it will not need due to market turns to other packaging materials. The Company has written off the remaining net book value for specifically-identified assets in the amount of $6.36 million, net of salvage value. Of this amount, $3.0 million is for assets held in Singapore and $3.36 million is for assets in Indonesia.

     Engineering and Product Development. Engineering and product development costs increased from $1.7 million in 1994 to $2.2 million in 1995 and to $2.7 million in 1996. The increases in 1995 and 1996 primarily reflect an increase in personnel costs and expenditures on materials used in product development at the Company's MPS and CTM facilities. These increases were offset by a reduction in engineering and product development expenses at MPA due to the sale of most of its assets effective as of September 30, 1996. The Company currently anticipates that engineering and product development costs will remain the same or decrease in absolute dollars in the 1997. More of the Company's engineering and product development costs will be directed towards the production of MCMs in 1997. See "--Future Operating Results--Highly Competitive Industry; Significant Price Competition."

     Discontinued Operations. In July 1995, the Company's Board of Directors directed management to undertake the sale of the Company's MPM subsidiary (multilayer ceramic operations) and certain other related assets. In connection with this decision, the Company recorded a write down of $1.0 million during the second quarter of 1995 for the revaluation of this subsidiary to its net realizable value and the establishment of a reserve for certain exit costs to be incurred during the anticipated phase-out period. In January 1996, the Company's Board of Directors elected to continue the Company's development program associated with multilayer ceramic operations. In March 1996, the Company consummated the Transpac financing and thereby obtained additional funds to continue equipping the MPM production facility. The reserve for exit costs established during the second quarter of 1995 was completely utilized by the end of 1995.

     In March 1997, the Board of Directors of the Company decided to discontinue the multilayer ceramic operations and has recorded the effect of this decision as of December 31, 1996. Changing market demand for multilayer ceramic products and IBM's unwillingness to renegotiate the terms of the IBM Agreement or to commit to purchase products from the Company were the main reasons that the Board decided to discontinue the multilayer ceramic operations. All of MPM's Singapore employees have since been terminated and the two remaining expatriate employees of MPM will be terminated in April 1997. MPM is currently in receivership as defined under the laws of Singapore. The receiver for MPM has asked the Company to assist him in selling off all of the remaining tangible assets for MPM. The proceeds from the sale of MPM assets will be used to retire a portion of MPM's debts. The Company anticipates that the liquidation of the multilayer ceramic operations will be completed by July 1997.

     As of December 31, 1996, the Company reduced the carrying value of its multilayer ceramic operation's property, plant and equipment by approximately $14.8 million, wrote-off deferred preproduction costs of $8.9 million, prepaid royalties of $2.0 million, accrued $1.5 million of costs associated with the discontinuation of this operation and accrued estimated losses through the date of disposal of $2.1 million.

     Foreign Exchange Loss. During 1994 and 1995, the Company's results of operations were materially adversely affected by the declining value of the United States dollar compared to the Japanese yen and the Singapore dollar. During this time period, the Japanese yen exchange rate declined from 112 Japanese yen to 1 US dollar to as low as 83.1 Japanese yen to 1 US dollar, and the Singapore dollar exchange rate declined from 1.60 Singapore dollars to 1 US dollar to as low as 1.39 Singapore dollars to 1 US dollar. In 1996, the Japanese yen exchange rate rebounded from 1995's low of 83.1 Japanese yen to 1 US dollar to 115.85 Japanese yen to 1 US dollar, while the Singapore exchange rate stabilized during 1996, only ranging from a high of $1.4215 to a low of $1.3975 Singapore dollars to 1US dollar. The fluctuations in the relative value of these currencies from their relative values at the beginning of each respective fiscal year resulted in the Company's experiencing additional costs of $2,552,000 and $2,129,000 in 1994 and 1995, respectively. The fluctuations in the relative value of these currencies from their relative values at the beginning of fiscal year 1996 resulted in the Company's experiencing a gain of $1,388,000. For financial reporting purposes, a portion of these additional costs and gains is included in cost of goods sold, while the remainder is recorded in the caption foreign exchange loss/gain. Such fluctuations in exchange rates have resulted in reductions of the Company's gross profit on product sales of $1,545,000 and $875,000 in 1994 and 1995, respectively, and an increase in the Company's gross profit on product sales of $1,096,000 in 1996. During 1994 and 1995, the Company reported foreign exchange transaction losses of $1,009,000 and $1,233,000, respectively, with discontinued operations including a $2,000 gain and $21,000 loss on foreign exchange transactions, respectively. During 1996, the Company reported foreign exchange transaction gains of $292,000.

     Fluctuations in foreign exchange rates have a significant impact on the Company's results of operations. Certain of the Company's raw material purchases and other costs of production and administration are denominated in Japanese yen and Singapore dollars, while all of the Company's sales are denominated in U.S. dollars. Consequently, a change in exchange rates between the U.S. dollar and the Japanese yen or the Singapore dollar can affect the Company's cost of goods sold or its selling, general and administrative expenses, resulting in gains or losses that are included in the Company's results of operations. Exchange rate fluctuations also impact the carrying value of certain of the Company's obligations, resulting in foreign currency transaction gains or losses that are likewise included in the Company's results of operations. Fluctuations in exchange rates also subject the Company to gains or losses on its outstanding forward foreign currency contracts. For financial reporting purposes, the gain or loss arising from exchange rate fluctuations between the transaction date for a transaction denominated in a foreign currency and that transaction's settlement date, or reporting date for transactions which have not settled, is characterized as a foreign exchange gain or loss, as is the gain or loss suffered on outstanding forward foreign currency contracts.

     In an effort to minimize the impact of foreign exchange rate movements on the Company's operating results, and subject to financing from and the consent of DBS, the Company has entered into forward foreign currency contracts to hedge foreign currency transactions such as purchases of raw materials denominated in Japanese yen. The terms of the forward contracts generally involve the exchange of U.S. dollars for either Japanese yen or Singapore dollars at a future date, with maturities generally ranging from one to nine months from the execution date of the forward contract. At contract maturity, the Company makes net settlements of U.S. dollars for foreign currencies at forward rates that were agreed to at the execution date of the forward contracts. The Company utilizes its S$30,000,000 (US$21,436,000 at December 31, 1996) foreign exchange line of credit with DBS to finance the purchase of forward foreign currency contracts with maturities of up to 12 months. Advances under this line of credit are guaranteed by MPI and are secured by all of the assets of MPS, including a second mortgage on MPS's leasehold land and buildings. The Company's ability to utilize this line is subject to significant limitations imposed by DBS. Another factor which restricts the Company's hedging activities is the available borrowing capacity of the foreign exchange line of credit. In addition, the Company generally enters into forward contracts only when it anticipates future weakening of the U.S. dollar relative to the Singapore dollar or Japanese yen. As a result of these and other factors, the Company's hedging measures have been and may continue to be severely limited in their effectiveness.

     The Company's operating results have been and will continue to be materially adversely affected by any weakening in the U.S. dollar relative to either the Japanese yen or the Singapore dollar. During the first half of 1995, both the Japanese yen and the Singapore dollar appreciated in value against the U.S. dollar. The appreciation of these currencies had the effect of increasing the Company's cost of goods sold and selling, general and administrative expenses and decreasing the margins of the Company's products. During the second half of 1995, although the value of the U.S. dollar rebounded against both the Japanese yen and the Singapore dollar, the Company incurred additional foreign exchange losses due to its obligations under its outstanding forward foreign currency contracts, which required the Company to purchase Japanese yen and Singapore dollars at contract rates that were below prevailing market rates at the date of settlement. In 1996, the US dollar appreciated in value against the Japanese yen and did not fluctuate significantly against the Singapore dollar. Any future weakening of the US dollar relative to either the Singapore dollar or the Japanese yen will have a material adverse effect upon the Company's business, financial condition and results of operations. To mitigate the effects of the weaker US dollar, the Company increased sales prices of certain of its products during the second quarter of 1995. In the second half of 1996, the Company, under pressure from customer reaction to the weakening Japanese yen, reduced prices by approximately half of the 1995 price increase. The Company will attempt to further minimize the potential material adverse effect of a weaker US dollar by qualifying non-Japanese sources of key materials. There can be no assurance that such measures will offset the impact of the weaker US dollar on the Company's operating results.

     Interest expense. Interest expense increased from $443,000 in 1994 to $1,123,000 in 1995 to $2,032,000 in 1996. The increase of $680,000 in 1995 is primarily due to additional borrowings by the Company under its borrowing arrangements with DBS Bank (see Liquidity and Capital Resources), and the additional borrowings associated with the program to acquire equipment from SSC (see Notes 4 and 8 of Notes to Consolidated Financial Statements). The increase of $909,000 in 1996 is primarily due to the discount and interest on the convertible debentures issued to offshore investors and the effect of borrowings to acquire equipment. The Company is negotiating with Transpac Capital Pte. Ltd. in an effort to convert the Company's entire indebtedness of $9.0 million plus accrued interest owed to Transpac into the Company's equity. If successful, the Company's future interest expense will be reduced by a significant amount.

     Other income.  Other income was $496,000, $614,000 and $369,000 in 1994,
1995 and 1996, respectively. Other income in 1994 reflects primarily the inclusion of $100,000 of interest income and approximately $136,000 of non-recurring technology and training fees billed to a third party. The majority of other income arising in 1995 reflects the receipt during the first quarter of 1995 of a $375,000 payment from an insurance policy (net of legal fees) covering product losses incurred in 1988 due to the contamination of products during the manufacturing process. The Company believes this will be the final payment relating to any insurance recovery relating to this loss. The majority of other income in 1996 represents interest income and the sale of scrap (which is generated during normal operations).

     Effects of income taxes. During 1996 and 1994, the Company's foreign and domestic operations generated operating losses for both financial reporting and income tax purposes. During 1995, taxable income at the Company's domestic and foreign operations was offset by the utilization of net operating loss and other carryforwards. As of December 31, 1996, the Company had net operating loss carryforwards of $11.8 million for federal income tax purposes and approximately $0.8 million for California tax purposes. In addition, at December 31, 1996, the Company had $0.4 million in federal research and development credits and $31,000 in investment tax credits available for United States income tax purposes. The Company believes it has incurred an ownership change pursuant to
Section 382 of the Internal Revenue Code and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations. As of December 31, 1996, the Company had capital allowance carryforwards of approximately $5.7 million for Singapore income tax purposes.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.
Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year(s) in which the differences are expected to reverse.

     A valuation allowance is provided when it is more likely than not that some portion of all of the deferred tax assets will not be realized. As a result of the Company's significant losses in 1996 and prior years and uncertainties surrounding the realization of the net operating loss carryforward which was generated during 1996 and prior years, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, a 100% valuation allowance has been recorded as of December 31, 1995 and December 31, 1996 in the amounts of $5.59 million and $7.36 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     During 1994, 1995 and 1996, the Company financed its operations through a combination of cash flow from operations, bank and other borrowings, equipment lease financings and certain other debt and equity financings. During 1996, operating activities of continuing operations provided $2.5 million of cash, while discontinued operations used $6.7 million. Investing activities, primarily consisting of acquisitions of fixed assets, used $9.5 million and financing activities provided net cash of $13.7 million during the same period. At December 31, 1996, the Company had a working capital deficiency of $30,015,000 and an accumulated deficit of $68,752,000. During 1996, the Company completed an equity financing of $2,000,000 with Transpac and the Company also issued to Transpac $9,000,000 of convertible debentures. In October 1996, the Company raised an additional $2,800,000 by issuing a series of convertible debentures to various investors. Such convertible debentures were not registered under the Securities Act of 1933, as amended, pursuant to the exemption provided by Regulation S promulgated thereunder. During 1996, MPM financed approximately $1.8 million of equipment purchases with lease financing. MPS borrowed $1,000,000 from DBS in October 1996 under a one-year loan guaranteed by Samsung-Corning.

     The Company's principal sources of liquidity at December 31, 1996 consisted of $2,954,000 of cash, and very limited available borrowing capacity with DBS. MPS has a $6,788,000 borrowing arrangement with DBS, guaranteed by MPI, consisting of a working capital line of credit facility and an overdraft facility. Borrowings under this arrangement are due on demand and are secured by substantially all of the assets of MPS. Borrowings under the working capital line and the overdraft facility bear interest at the Singapore prime rate plus 1/2% and plus 3/4%, respectively. At December 31, 1996, MPS had outstanding borrowings under this arrangement of $5,062,000. In addition, MPS had loans from, or guaranteed by, customers totaling $10,333,000.

     MPC has a $357,000 borrowing arrangement with DBS, guaranteed by both MPI and MPS, consisting of a working capital line of credit facility and an overdraft facility. Borrowings under this arrangement are due on demand and are secured by all of the assets of MPC. Borrowings under the working capital line of credit facility and the overdraft facility bear interest at the Singapore prime rate plus 1/2% and plus 3/4%, respectively. At December 31, 1996, MPC had outstanding borrowings under this arrangement of $139,000.

     MPM has a $3,500,000 borrowing facility with DBS. The facility, which is guaranteed by both MPI and MPS, consists of a $3.2 million short-term advance facility and a $300,000 import/export bills facility. Advances under this credit facility bear interest at the bank's prime lending rate plus 2.5% and cannot remain outstanding for more than 30 days. The facility does permit rolling over of existing outstanding balances. This credit facility matured in May 1996, but has not been converted into a term loan, which is at the election of DBS. This facility automatically terminates in the event of the termination of the Company's technology transfer agreement with IBM. At December 31, 1996, MPM had outstanding borrowings under this arrangement of $3,298,000. Borrowings under this arrangement are secured by substantially all of the assets of MPM and have been guaranteed by MPS and MPI. On April 10, 1997, DBS sent to MPS a written demand for payment of the outstanding debt owed to DBS by MPM. In addition to demanding payment, DBS imposed the default interest rate (additional 3% interest rate) on the outstanding debt (as discussed below).

     The MPS borrowing agreements include affirmative and negative covenants with respect to MPS, including the maintenance of certain financial statement ratios, balances, earnings levels and limitations on payment of dividends, transfers of funds and incurrence of additional debt. The MPM and MPC agreements also contain restrictive provisions. As of December 31, 1996, MPS was in violation of certain covenants set forth in its agreements with DBS. As a result of the cross default provisions, the borrowing agreements between DBS and MPC and MPM are in default. These borrowing agreements permit DBS to charge an increased rate of interest (the "default interest rate"), which is equal to the interest rate stated above plus 3%, or such other rate as may be determined by DBS, while the borrowing agreements are in default. The Company is attempting to renegotiate the covenants of the borrowing agreements between MPS and DBS. As of April 11, 1997, the Company has been unable to obtain a waiver of compliance from DBS with respect to the MPS borrowing agreements; however, DBS has not declared a default with respect to the MPS borrowing agreements and has continued to permit MPS and MPC to utilize the credit facilities within the previously established limits. Also, if DBS appoints a receiver for MPS, any liquidation of MPS would not provide sufficient resources to repay the loan obligations of MPS, which, as described previously, could result in the foreclosure of assets of CTM, MPA and MPI pledged as security, and perfection of the guarantees by MPI. Additionally, the receiver would demand payment of accounts receivable from CTM ($1,326,000). Since the original terms of these borrowing agreements call for the balances to be due on demand, the Company continues to report the balances due as current liabilities on the Consolidated Balance Sheet as of December 31, 1996. The Company anticipates that the industry-wide depressed market for pressed ceramics will continue into 1997. Should this softening market continue, the Company will continue to have difficulty in meeting its covenants with DBS. The Company is in regular communication with DBS, providing DBS with data on the Company and the industry. No assurances can be made that the Company will receive a waiver of compliance with these covenants. Failure to receive these waivers would materially adversely affect the Company's results of operations, financial position and prospects for raising additional capital and continued viability.

     At December 31, 1996, the Company also had borrowings of $9.0 million under the Transpac debenture (see Note 17 of Notes to Consolidated Financial Statements), $1.3 million under a note payable to a customer bearing interest at 14.0% (see Note 8 of Notes to Consolidated Financial Statements), $1.3 million under mortgage notes bearing interest at rates of 7.5% and 7.75%, $80,000 under a term loan bearing interest at 12.2%, and $2.0 million under capital lease obligations, consisting of various machinery and equipment financing agreements, bearing interest at various rates. Borrowings under the above arrangements are secured by various assets of the Company. The Company also incurred certain non-interest bearing obligations in connection with the CTM acquisition that have been discounted to their net present value of $291,000 at December 31, 1996. As of December 31, 1996, approximately $600,000 of accrued interest was due and payable under the Transpac debenture. As of April 11, 1997, this accrued interest remains unpaid. The Transpac debenture, mortgage notes and two of the customer loans contain cross default provisions. In the event of default, the interest rate on the Transpac debenture may increase from 8.5% to 9% per annum, and interest on the mortgage notes may increase by 3% over their rates of 7.5% and 7.75%. As of April 11, 1997, no demand for acceleration of the principal has been made on any of these debt instruments under their respective cross default provisions, nor has the Company been informed that the interest rate penalties discussed above have been implemented by any of these creditors. As a result, the Company reports the entire balance of debt obligations with cross default provisions as current liabilities on the Consolidated Balance Sheet as of December 31, 1996.

     The Company is currently in default on substantially all of its debt obligations and numerous trade and other creditors are requesting repayment of their amounts due.

     MPS has failed to make timely principal payments under its loan obligations to TI and SGS-Thomson, as of December 31, 1996. Additionally, MPS has failed, as of March 1997, to make timely principal payments to Citibank N.A. under a note guaranteed by Motorola. Remedies available to the note holders include acceleration of the principal balance of the notes, attachment and/or foreclosure of assets of MPS, CTM, MPA and MPI pledged as security, and perfection of guarantees issued by MPI. No lender to date has either declared a default or has exercised any such remedies under these notes. MPS entered into an Amended Loan and Security Agreement with TI on April 2, 1997 pursuant to which TI agreed to (i) waive its right to pursue a default remedy under the original loan agreement, (ii) a lower interest rate on the outstanding balance of 3.5% per annum on the outstanding balance and (iii) a revised (and extended) payment schedule for the outstanding balance owed by MPS. The Company is currently attempting to renegotiate the terms and conditions of its note with SGS-Thomson and Citibank to cure any current defaults and to restructure the note to be more favorable to the Company. There can be no assurance that the Company will be successful in these negotiations or that the lenders will not avail themselves of the remedies available to them.

     MPI has failed to make timely principal payments under a note with NSEB which was due on January 2, 1997. Remedies available to NSEB include acceleration of the balance of the note and attachment and/or foreclosure of certain MPI assets and receivables. In March 1997, the Company entered into an Amended Loan and Security Agreement and a Second Secured Promissory Note with NSEB pursuant to which NSEB agreed to waive any breach of the covenants, terms and conditions of the original Loan and Security Agreement and the original Secured Promissory Note (both dated May 30, 1995) and agreed to a revised (and extended) payment schedule. The interest rate on the outstanding balance, however, was raised from 14% per annum to 18% per annum.

     The Company informed DBS in March 1997 that MPM would be unable to repay its borrowings with DBS as part of the liquidation of the Company. DBS has informed MPM that it intends to demand immediate payment of the entire $3,298,000 currently due under the MPM loan. Since MPM has insufficient resources to repay DBS, DBS has appointed a receiver to dispose of the assets of MPM which comprise part of DBS's security. MPM has additionally ceased lease payments due in February 1997 to lessors for certain equipment in the MPM facility. MPM owes approximately $2.0 million on these equipment leases. The Company believes that the disposal of MPM's assets will be insufficient to fully repay the debt obligations of MPM. These obligations have been fully guaranteed by MPI. The Company is currently attempting to negotiate repayment terms with DBS and with the leasing companies for the anticipated shortfall. On April 10, 1997, DBS sent to MPS a written demand for payment of the outstanding debt owed to DBS by MPM. In addition to demanding payment, DBS imposed the default interest rate (additional 3% interest rate) on the outstanding debt (as discussed above).

     The Company anticipates that the liquidation of MPM will not provide sufficient resources to repay the trade creditors of MPM. Indebtedness to IBM for equipment rental totaling $704,000 is a direct obligation of MPI, and accordingly would not be discharged by the liquidation of MPM. Additionally, certain vendors of MPM provided goods or services to MPM under purchase orders issued by MPS. Under Singapore law, these obligations, totaling $2.3 million may also be obligations of MPS and may not be discharged by the liquidation of MPM. The Company has reflected these anticipated obligations in its Consolidated Balance Sheet as of December 31, 1996.

     The financial resources of MPS are insufficient for it to immediately repay the MPM trade creditors. MPS may need to be reorganized under Judicial Management, as that term is defined under Singapore law or under Chapters 7 or 11 of Title 11 of the United States Code, or DBS may appoint a receiver over MPS to protect its primary secured creditor position from actions brought against MPS by the MPM trade creditors. The trade creditors of MPS or MPM may seek to liquidate MPS. There can be no assurance that, if MPS is placed under Judicial Management or under Chapter 11 of Title 11 of the United States Code, any reorganization of MPS's debt obligations can be successfully completed. There can be no assurance that if DBS appoints a receiver for MPS or the trade creditors of MPS or MPM successfully petition for the liquidation of MPS, that the receiver will not liquidate all or a portion of MPS's assets to repay obligations owed to DBS. If such action were taken by the receiver, MPS would be unable to manufacture its pressed ceramic products and would produce no revenue.

     In October 1996, the Company issued $2,800,000 of convertible debentures at a per annum interest rate of 8% to a group of offshore investors. This offering was not registered under the Securities Act of 1933, as amended, pursuant to the exemption provided by Regulation S promulgated thereunder. The Company also issued to one of the offshore investors a warrant to purchase 75,421 shares of the Company's Common Stock. The exercise price of the warrant is the lesser of the average price at which the debentures are converted ($0.55 per share) or 110% of the closing bid price of the Company's Common Stock as reported by Nasdaq National Market on October 23, 1996 (which was $2.75 per share). The warrant became exercisable 45 days after October 23, 1996 and will remain exercisable until October 23, 1997. The debentures were converted beginning December 13, 1996 and completely converted on February 20, 1997. The offshore investors were issued an aggregate of 5,108,783 shares of the Company's Common Stock. The conversion of these debentures significantly diluted any earnings per share amount and significantly diluted the ownership interests of MPI's shareholders.

     The Company's inventory levels were significantly higher as of December 31, 1996 than in prior years. One of the Company's customers, Schlumberger, is a supplier of raw materials to the Company and such materials are used by the Company to manufacture products sold to Schlumberger. In late 1996, Schlumberger had difficulty delivering the proper mix of raw materials needed by the Company to fully produce products for Schlumberger. Schlumberger's inability to deliver the missing raw materials, while continuing to deliver other components, resulted in an unanticipated increase in the Company's inventory levels. The Company expects these inventory levels to return to lower levels in mid-1997. There can be no assurance, however, that Schlumberger will able to provide in the future an adequate supply of raw materials in the proper mix; if not, then the Company may again be required to carry significantly higher than historical inventory levels, thereby affecting the Company's liquidity and scarce working capital.

     Since the execution of the IBM Agreement, expenditures associated with the establishment by MPM of a production facility in Singapore to manufacture products incorporating the technology licensed from IBM under the IBM Agreement have totaled over $25,000,000. During the same period, the Company also paid an additional $2,000,000 of up-front nonrefundable royalties to IBM. These expenditures, which have been partially funded through bank and lease financing, have had a material adverse effect on the Company's cash flow conditions, business, operations and capital resources.

TRADE ACCOUNTS PAYABLE

     The Company's trade accounts payable increased from $9.3 million in 1995 to $12.5 million in 1996 due mostly to the purchase of raw materials from Schlumberger, such purchase corresponding to an increase in inventory.

FUTURE OPERATIONS

     Status as a Going Concern. The Company's independent certified public accountants have included an explanatory paragraph in their audit report with respect to the Company's 1994, 1995 and 1996 consolidated financial statements related to a substantial doubt with respect to the Company's ability to continue as a going concern. There can be no assurance that the Company will operate profitably in the future and that the Company will not continue to sustain losses. Absent outside debt or equity financing, and excluding significant expenditures required for the Company's major projects and assuming the Company is successful in restructuring its debt, the Company currently anticipates that cash on hand and anticipated cash flow from operations may be adequate to fund its operations in the ordinary course throughout 1997. Any significant increase in planned capital expenditures or other costs or any decrease in or elimination of anticipated sources of revenue or the inability of the Company to restructure its debt could cause the Company to restrict its business and product development efforts. There can be no assurance that the Company will be successful in restructuring its debt on acceptable terms, or at all. If adequate revenues are not available, the Company will be unable to execute its business development efforts and will be required to delay, scale back or eliminate programs such as the transition of the Singapore operations to Indonesia and may be unable to continue as a going concern. There can be no assurance that the Company's future consolidated financial statements will not include another going concern explanatory paragraph if the Company is unable to restructure its debt and become profitable. The factors leading to and the existence of the explanatory paragraph will have a material adverse effect on the Company's ability to obtain additional financing. See "Future Capital Needs; Need for Additional Financing -- Liquidity and Capital Resources -- Consolidated Financial Statements."

     Risk of Bankruptcy. The Company may need to be reorganized under Chapter 11 of Title 11 of the United States Code or placed under Judicial Management, as that term is defined under Singapore law or liquidated under Chapter 7 of Title 11 of the United States Code or similar laws of Singapore. There can be no assurance that if the Company decides to reorganize under the applicable laws of the United States and/or Singapore that such reorganizational efforts would be successful or that shareholders would receive any distribution on account of their ownership of shares of the Company's stock. Similarly, there can be no assurances that if the Company decides to liquidate under the applicable laws of the United States and/or Singapore that such liquidation would result in the shareholders receiving any distribution on account of their ownership of shares of the Company's stock. In fact, if the Company were to be reorganized or liquidated under the applicable laws of either the United States or Singapore, the bankruptcy laws of both countries would require (with limited exceptions) that the creditors of the Company be paid before any distribution is made to the shareholders.

     Future Capital Needs; Need for Additional Financing. The Company's future capital requirements will depend upon many factors, including the extent and timing of acceptance of the Company's products in the market, requirements to restructure and retire its substantial debt, requirements to construct, transition and maintain existing or new manufacturing facilities, commitments to third parties to develop, manufacture, license and sell products, the progress of the Company's research and development efforts, the Company's operating results and the status of competitive products. If the Company is successful in restructuring its debt obligations, absent debt or equity financing and excluding significant expenditures required for the Company's major projects, the Company anticipates that cash on hand and anticipated cash flow from operations may be adequate to fund its operations through 1997. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations. In addition, the Company may require substantial additional financing to fund its operations in the ordinary course, particularly if the Company is unable to restructure its debt obligations. Furthermore, the Company may require additional financing to fund the acquisition of selected assets needed in its production facilities and to complete certain programs, such as the provision of production supplies to a third party supplier in Indonesia and the consolidation of MPS's Singapore operations. There can be no assurance that the Company will be able to obtain such additional financing on terms acceptable to the Company, or at all.

     Pursuant to a 1993 subcontract manufacturing agreement between MPI and Innoventure, Innoventure established a manufacturing facility in Indonesia that partially processes pressed ceramic products on behalf of MPI. Partial processing of pressed ceramic products commenced in the second quarter of 1995. Pressed ceramic products that are partially processed in the Indonesian facility are completed in the Company's Singapore facility. The Company currently anticipates that the Indonesian facility may be able to fully process and produce pressed ceramic products at the earliest by the end of 1997. Equipping such facility to fully process and produce pressed ceramic products is subject to a number of conditions, including, but not limited to, additional transfers of pressed ceramic manufacturing equipment from Singapore, and there can be no assurance that such facility will be so equipped. Pursuant to the terms of the Innoventure Agreement (succeeded by the PTI Agreement), MPI agreed to provide Innoventure with raw materials and other production supplies necessary for the commencement of production in this facility. This obligation to provide raw materials and production supplies was subsequently modified by both parties in 1995 such that MPS, successor to MPI, is now purchasing these items from its suppliers on behalf of PTI, successor to Innoventure. PTI currently owes MPS approximately $2.0 million related to the supply of such raw materials and related production supplies, and MPS anticipates that it will continue to purchase such items on PTI's behalf for the foreseeable future. The foregoing amount is to be repaid to MPS on terms to be agreed upon by both parties. There can be no assurance, however, that PTI will be able to manufacture pressed ceramic products on a timely basis, in sufficient quantities or at all. PTI's inability to manufacture products would have a material adverse effect on its ability to repay its debt obligations to MPS. In addition, there can be no assurance that PTI's need for raw materials and production supplies will not increase in the future or that MPS will be able to meet such increased demand. Under the PTI Agreement, MPS also agreed to lease certain production equipment to PTI. To date, the parties have not finalized the terms of this leasing arrangement. In the interim, MPS moved certain of its production equipment from its Singapore facilities and certain of the equipment purchased from Samsung Corning to the PTI facility. There can be no assurance that MPS will not be required to replace such equipment in MPS's Singapore facilities or incur additional costs as a result of replacing such equipment. There can be no assurance that DBS will approve the transfer of any additional production equipment from MPS to PTI, which approval is required under the terms of the collateral agreements relating to certain loans with MPS. Additionally, there can be no assurance that MPS's customers will qualify the remainder of the PTI facility. Production of the remaining portion of the process cannot commence at the PTI facility without production qualification by customers. Finally, should MPS choose to retain the remaining portion of the production process and not transfer that process to PTI, under the terms of the PTI Agreement, PTI may choose to cease production of the portion of the production process now performed by them in Indonesia, necessitating the return of those processes to MPS in Singapore.

     Although limited processing of pressed ceramic products commenced in Indonesia during the second quarter of 1995, the full transition of MPS's pressed ceramic production operations from Singapore to Indonesia has not yet been completed and such operations are still primarily located at its Singapore facility. Upon the completion of the transfer of its pressed ceramic production operations to the facility in Indonesia, the Company may consolidate the MPS Singapore operations, which currently occupy two facilities, into one facility. Such consolidation, if undertaken by the Company, would require significant expenditures and such consolidation may not be complete until the end of 1997. The Company does not currently have the resources to consolidate MPS's Singapore facilities. In the event that the Company requires additional funds to finance the consolidation of MPS's facilities, the Company will seek additional financing through subsequent sales of its debt or equity securities or through bank or lessor financing alternatives, if available. There can be no assurance that the Company will not incur additional costs with respect to the establishment of the manufacturing facility in Indonesia or the consolidation, if any, of MPS's Singapore operations.

     The DBS line of credit available to MPS, which is guaranteed by MPI, contains numerous restrictive covenants on the ability of such subsidiary to provide funds to MPI or to other subsidiaries and on the use of proceeds. The credit facilities at MPC and MPM and the Transpac agreements also contain similar restrictions. The Company is in breach of each of such agreements and is in default under each of such agreements. If the Company cannot reach an agreement with its creditors to repay its obligations, the Company will not be able to continue as an ongoing concern. The Company's high level of outstanding indebtedness and the numerous restrictive covenants set forth in the agreements covering this indebtedness and its default position prohibit the Company from obtaining additional bank lines of credit and from raising funds through the issuance of debt or other securities without the prior consent of DBS and Transpac. The Company is currently in default on their guarantee and loan obligations to DBS as a result of the Company's decision to cease its multilayer operations, liquidate MPM's assets and restructure MPS. The liquidation of MPM and the restructuring of MPS may have also resulted in the Company's default under a number of other agreements, and certain creditors have informed the Company they intend to accelerate outstanding payments due to them under various credit agreements because of such alleged defaults. There can be no assurance that other creditors of the Company will not also choose to accelerate the Company's debt obligations and the Company will not able to repay such accelerated obligations as they become due and immediately payable. If either a sufficient number of creditors or any of the substantial creditors choose to accelerate payments or to place MPI or one or more of its subsidiaries under judicial reorganization, the Company may be forced to seek protection under Chapter 11 of Title 11 of the United States Code or similar bankruptcy laws of Singapore. See "Liquidity and Capital Resources." If the Company were to seek additional financing, it is not likely that additional financing will be available to the Company on acceptable terms, or at all. If additional funds are raised by issuing equity or convertible securities, further dilution to the existing shareholders will result. Since adequate funds are not currently available, the Company has been required to delay, scale back or eliminate programs such as the consolidation of MPS's Singapore facility, which could continue to have a material adverse effect on the Company's business, prospects, financial condition and results of operations. In addition, the Company has been forced to delay, downsize or eliminate other research and development, manufacturing, construction or transitioning programs or alliances or obtain funds through arrangements with third parties pursuant to which the Company has been forced to relinquish rights to certain of its technologies or to other assets that the Company would not otherwise relinquish. The delay, scaling back or elimination of any such programs or the relinquishment of any such rights could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

     Future Operating Results. The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future depending upon a variety of factors, including foreign currency losses, corporate and debt restructurings, creditor relationships, conversions of significant amounts of debt into a significant amount of equity, downward pressure in gross margins, continued losses due to low shipping volume, delayed market acceptance, if any, of new and enhanced versions of the Company's products, delays, cancellations or reschedulings of orders, delays in product development, defects in products, integration of acquired businesses, political and economic instability, natural disasters, outbreaks of hostilities, variations in manufacturing yields, changes in manufacturing capacity and variations in the utilization of such capacity, changes in the length of the design-to-production cycle, relationships with and conditions of customers, subcontractors, and suppliers, receipt of raw materials, including consigned materials, customer concentration, price competition, cyclicality in the semiconductor industry and conditions in the pressed ceramic and personal computer industries. In addition, operating results will fluctuate significantly based upon several other factors, including the Company's ability to attract new customers, changes in pricing by the Company, its competitors, subcontractors, customers or suppliers, the conversion, if any, of existing Singapore facilities, and fluctuations in manufacturing yields at the Singapore and Indonesian facilities. The absence of significant backlog for an extended period of time will also limit the Company's ability to plan production and inventory levels, which could lead to substantial fluctuations in operating results. Accordingly, the failure to receive anticipated orders or delays in shipments due, for example, to unanticipated shipment reschedulings or defects or to cancellations by customers, or to unexpected manufacturing problems may cause net sales in a particular quarter to fall significantly below the Company's expectations, which would materially adversely affect the Company's operating results for such quarter. The impact of these and other factors on the Company's net sales and operating results in any future period cannot be forecasted with certainty. In addition, the significant fixed overhead costs at the Company's facilities, the need for continued expenditures for research and development, capital equipment and other commitments of the Company, among other factors, will make it difficult for the Company to reduce its expenses in a particular period if the Company's sales goals for such period are not met. A large portion of the Company's operating expenses are fixed and are difficult to reduce or modify should revenues not meet the Company's expectations, thus magnifying the material adverse impact of any such revenue shortfall. Accordingly, there can be no assurance that the Company will not continue to sustain losses in the future or that such losses will not have a material adverse effect on the Company's business, financial condition and results of operations.

     Repayment of Debt Obligations by MPM. As of December 31, 1996, MPM had outstanding borrowings of approximately $3,298,000 under its borrowing arrangement with DBS. MPM informed DBS in March 1997 that it would be unable to repay its outstanding debts. DBS subsequently accelerated the entire amount of the borrowings currently due and appointed a receiver for MPM to liquidate MPM's assets, which were pledged to DBS as security. DBS's receiver has since requested the Company's assistance in the liquidation of MPM's assets. The Company currently anticipates that the proceeds from the liquidation of the assets will be insufficient to fully repay its outstanding debt. Since the borrowings have been guaranteed by MPI, the Company is currently attempting to negotiate terms with DBS for the repayment of the remaining indebtedness. On April 10, 1997, DBS sent to MPS a written demand for payment of the outstanding debt owed to DBS by MPM. In addition to demanding payment, DBS imposed the default interest rate (additional 3% interest rate) on the outstanding debt (as discussed above). The failure by the Company to obtain favorable repayment terms would materially adversely affect the Company's financial condition.

     As of December 31, 1996, MPM had equipment lease obligations totaling $2.0 million, principally with one lessor. MPM failed to make lease payments due in February 1997, and the lessors have declared the leases to be in default. MPM anticipates that the lessors will liquidate the leased equipment. However, the Company believes that the proceeds therefrom will be insufficient to fully repay the lease obligations. Since the lease obligations have been guaranteed by MPI, the Company is currently attempting to negotiate terms with the lessors for the anticipated remaining indebtedness. The failure by the Company to obtain favorable repayment terms would materially and adversely affect the Company's financial condition and ability to continue as an ongoing concern. MPM is also currently in possession of certain inventory that MPM had ordered from IBM. IBM has not yet been paid for such inventory. The outstanding debt from the inventory is less than $150,000.

     MPM is obligated, pursuant to its real property lease in Singapore with Jurong Town Corporation ("JTC"), to return the facilities which it has been leasing to their original state before returning the facilities to JTC. Returning the facilities to their original state would require the expenditure of a substantial amount of money. There can be no assurance that JTC will not enforce this lease provision. If MPM were forced to return the facilities to their original state or pay the overdue lease payments, such actions could materially adversely affect any plans to restructure MPM's debt obligations. MPM is currently delinquent on lease payments due under the real property lease.
DBS has guaranteed the payment of MPM's lease obligation to JTC through June
1997.

     In addition, the Company is attempting to convert the Transpac debentures into equity of the Company. The conversion, if successful, would significantly dilute any earnings per share amounts and significantly dilute the ownership interests of MPI's current shareholders. If the Company is unsuccessful in converting the debentures into equity, the Company would not be able to repay the amounts outstanding under the debentures as required by its guarantee. This failure would materially adversely affect the Company's financial condition and ability to continue as a going concern, and could, as is the case with other debt defaults and failures to repay, require that the Company seek bankruptcy protection under Chapter 11 or Chapter 7 of Title 11 of the United States Code or similar bankruptcy laws of Singapore for MPI and its U.S. subsidiaries.

     Adverse Impact of MPM Liquidation on MPS. Approximately $2.3 million of invoices from MPM's trade creditors were incurred under purchase orders issued by MPS. Under Singapore law, MPS may be liable for these invoices. MPS may be currently unable to fully repay these MPM invoices. In order to protect itself from creditors, MPS may need to seek protection under Judicial Management, as that term is defined under Singapore law or under Chapter 7 or 11 of Title 11 of the United States Code. DBS, as the primary secured creditor of MPS, may elect to appoint a receiver over MPS if MPS chooses to appoint a judicial manager. MPM's and/or MPS's trade creditors may also seek to have MPS liquidated under the laws of Singapore. There can be no assurance that MPS will be successful in reorganizing itself if it is placed into judicial management. There can also be no assurance that the receiver, if appointed by DBS or MPM's and/or MPS's trade creditors, would not liquidate all of MPS's assets currently pledged as security to DBS. Should DBS appoint a receiver or should MPM's and/or MPS's trade creditors successfully petition for the appointment of a receiver, and should that receiver liquidate MPS's assets, MPS would be unable to continue its operations. Additionally, if the liquidation of MPS assets were to generate proceeds less than the outstanding obligations due, MPI may be forced to repay any outstanding debt because of its role as guarantor of such debts. If MPI were unable to repay these debts, the Company may be forced to seek bankruptcy protection under Chapter 11 or Chapter 7 of Title 11 of the United States Code or similar bankruptcy laws of Singapore for MPI and its subsidiaries.

     Repayment of Bank Obligations by MPS. At December 31, 1996, MPS had outstanding borrowings of approximately $5.1 million with DBS and had borrowed an aggregate of approximately $10.5 million from a consortium of customers (the "Consortium") to fund its purchase of certain CERDIP manufacturing and alumina powder equipment from Samsung Corning. MPM's defaults on its obligations under its DBS facility agreement has resulted in a demand by DBS that MPS pay MPM's outstanding debts . DBS's action may result in defaults under MPS's loan agreements pursuant to which it borrowed funds from the Consortium, among other lenders. Such accelerations will materially adversely affect the Company's ability to continue as an ongoing concern and may force the Company to seek bankruptcy protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code or similar bankruptcy laws of Singapore. As a part of the Consortium, Motorola guaranteed MPS' repayment of $2.0 million in borrowings from a certain bank lender. Under the terms of the agreement relating to Motorola's guarantee, MPI granted Motorola a security interest in all of the issued and outstanding capital stock of MPS, CTM and MPA. In the event that MPS defaults under its obligations to this bank lender and while such event of default continues, Motorola may have the right to vote and give consents with respect to all of the issued and outstanding capital of MPS, CTM and MPA (the "Subsidiary Voting Rights"). As a result, during the continuation of any such event of default, MPI may be unable to control at the shareholder level the direction of the subsidiaries that generate substantially all of the Company's revenues and hold substantially all of the Company's assets. Any such loss of control would have a material adverse effect on the Company's business, prospects, financial condition, results of operations and status as an ongoing concern and could force the Company to seek protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code or similar bankruptcy laws of Singapore. Furthermore, the acquisition by Motorola of the Subsidiary Voting Rights would constitute an event of default under the Manufacturing and Technology Agreements with Carborundum, thereby giving Carborundum the right to terminate the Manufacturing and Technology Agreements. Upon such a termination by Carborundum, the Company may lose the rights to the technology that it has licensed from such entity. The Company's loss of these rights would preclude the Company from manufacturing and selling products based on such technology and could have a material adverse effect on the Company's business, financial condition and results of operations. The agreements covering the Transpac Financing, including the convertible debenture and MPI's guarantee of such MPM indebtedness, contain numerous restrictions and events of default that have been triggered by the aforementioned actions and would, if they became effective and operative, materially adversely affect the Company's business, prospects, results of operations, condition and status as an ongoing concern and could force the Company to seek protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code or similar bankruptcy laws of Singapore.

     High Leverage. The Company is highly leveraged and has substantial debt service requirements. The Company has $34.9 million in debt obligations as of December 31, 1996. On December 31, 1996, the Company had a total shareholders' deficit of approximately $30.6 million. The Company's ability to meet its debt service requirements will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operation of the Company, many of which are beyond its control and on the willingness of the Company's creditors to participate in restructuring the Company's debt. There can be no assurance that the Company will be able to meet the capital requirements described above or, if the Company is able to meet such requirements, that the terms available will be favorable to the Company.

     Highly Competitive Industry; Significant Price Competition. The electronic interconnection technology industry is intensely competitive. The Company experiences intense competition worldwide from a number of manufacturers, including Maxtek Components Corporation, Raytheon Electronic Systems, Hewlett-Packard Company, Advanced Packaging Technology of America, Kyocera Corporation, Sumitomo Metal Industries, Ltd. and MicroModule Systems, all of which have substantially greater financial resources and production, marketing and other capabilities than the Company with which to develop, manufacture, market and sell their products. The market for sales of the Company's pressed ceramic products is highly concentrated with a few competitors, all of which provide intense competition and have substantially greater financial resources and production, marketing and other capabilities than the Company with which to develop, manufacture, market and sell pressed ceramic products. The Company faces competition from certain of its customers that have the internal capability to produce products competitive with the Company's products and may face competition from new market entrants in the future. In addition, corporations with which the Company has agreements are conducting independent research and development efforts in areas which are or may be competitive with the Company. The Company expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's existing products which could materially adversely affect the Company's business, financial condition and results of operations. Moreover, the Company has historically experienced significant price competition in the sale of its pressed ceramic products, which has materially adversely affected the prices and gross margins of such products and the Company's business, financial condition and results of operations. The Company is also experiencing significant price competition, which may materially adversely affect the Company's business, financial condition and results of operations. The Company believes that to remain competitive in the future it will need to continue to develop new products and to invest significant financial resources in new product development. There can be no assurance that such new products will be developed or that sales of such new products will be achieved. There can be no assurance that the Company will be able to compete successfully in the future.

     Foreign Currency Fluctuations. Although the Company's sales are denominated in United States dollars, a substantial portion of the Company's operating expenditures are made in other currencies, namely Japanese yen and Singapore dollars. As a result, the Company's operating results have been and will continue to be materially adversely affected by any weakening of the United States dollar relative to these currencies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Any appreciation of such currencies relative to the United States dollar would result in exchange losses for the Company and could have the effect of increasing the Company's costs of goods and general and administrative expenses and decreasing its margins or in making the prices of the Company's products less competitive. Accordingly, such effects have had and will continue to have a material adverse effect upon the business, financial condition and results of operations of the Company. Although the Company seeks to mitigate its currency exposure through hedging measures, these measures have been and may in the future be significantly limited in their effectiveness. In the future, the Company's operating results will also be materially adversely affected by any weakening of the United States dollar relative to Indonesia's currency. See "New Manufacturing Facilities in Indonesia; Transition of Existing Singapore Operations; New Manufacturing Facilities in Indonesia and Singapore."

     New Manufacturing Facilities in Indonesia; Transition of Existing Singapore Operations; New Manufacturing Facilities in Indonesia and Singapore. In 1993, MPI entered into a subcontract manufacturing agreement with Innoventure pursuant to which Innoventure designed and constructed a new manufacturing facility in Indonesia. This agreement was succeeded by an agreement between MPS and PTI dated September 5, 1995. The Company currently anticipates that it may move its pressed ceramic production operations presently located in MPS's facilities in Singapore to Indonesia. In connection with such move, the Company may consolidate MPS's Singapore operations, which currently occupy two facilities, into one facility. Such consolidation, if undertaken by the Company, will require significant expenditures and such consolidation would be completed no earlier than the end of 1997. To date, the transition of the Company's pressed ceramic production operations from Singapore to Indonesia has not yet been completed and the majority of such operations are still located at its Singapore facility. The operation of the Indonesia facility by PTI is designed to increase MPS's manufacturing capacity and to lower costs of production. Partial processing of pressed ceramic products, which are completed in MPS's Singapore facility, commenced in the second quarter of 1995. The Company currently anticipates that it will be increasingly dependent on the Indonesian facility to conduct the initial processing of its pressed ceramic products in future periods. MPS's increasing reliance on PTI as a subcontractor involves certain risks, including reduced control over delivery schedules, quality assurance, manufacturing yields and cost. Although MPS has not experienced material disruptions in supply from PTI to date, there can be no assurance that manufacturing problems will not occur in the future. Any such material disruption could have a material adverse effect on the Company's business, financial condition and results of operations. The complete equipping and operation of the facility in Indonesia could take several years to accomplish. PTI is not under any obligation to fully equip such facility and there are a number of other conditions that must be satisfied before such Indonesian facilities can be fully equipped. There can be no assurance, therefore, that the Indonesian facility will be fully completed. PTI is also not subject to any written contractual obligation to continue operating such facility. Thus, there can be no assurance that the agreement with PTI is enforceable or that any judgment secured by MPS, whether in Singapore or elsewhere, upon a breach of such agreement will be upheld by Singapore courts. MPS is also under no obligation to continue its business relationship with PTI. PTI is entitled to the first $4.5 million in defined profits generated by the Indonesian facility within five years of project start-up. In addition, pursuant to the Innoventure Agreement, MPI agreed to provide Innoventure with raw materials and production supplies necessary for the commencement of production in the Indonesian facility. This obligation to provide raw materials and production supplies has subsequently been modified by both parties such that MPS is now purchasing these items from its suppliers on behalf of PTI As of December 31, 1996, PTI owed the MPS approximately $2.0 million related to the supply of such raw materials and related production supplies, and MPS anticipates that it will continue to purchase such items on PTI's behalf for the foreseeable future. It is anticipated that the foregoing amount will be repaid to MPS by PTI with the form and timing of such payments being agreed to by both parties. There can be no assurance that amounts of raw materials and production supplies being provided to PTI will not increase in the future, however, or that such amounts will be repaid by PTI in a timely fashion, or at all. There can also be no assurance that MPS will have adequate funds to provide such materials and production supplies to PTI. During the third quarter of 1995, the Company located certain CERDIP manufacturing equipment acquired from Samsung Corning in the PTI facility. Pressed ceramic products that are partially processed in the Indonesian facility are then completed in MPS's Singapore facilities. The Company currently anticipates but there can be no assurances that the facility may be able to fully process and produce pressed ceramic products at the earliest by the end of 1997. See "Future Capital Needs; Need for Additional Financing."

     If the Company's revenues do not increase commensurate with the anticipated increase in capacity in Indonesia, the Company's results of operations could be materially adversely affected. As is typical in the semiconductor industry, new manufacturing facilities initially experience low production yields. Any inability on the Company's or PTI's part to obtain adequate production yields or to maintain such yields in the future could delay shipments of products. No assurance can be given that the facility in Indonesia will not experience production yield problems or delays in completing product testing required by a customer to qualify the Company as a vendor, either of which, given that such facilities will be manufacturing pressed ceramic products could materially adversely affect the Company's business, financial condition and results of operations.

     Significant Customer Concentration. Historically, the Company has sold its products to a very limited number of customers. Recently, certain of the Company's key customers have decreased or terminated (in the case of SGS-Thompson) their product purchase orders with the Company. Any further reduction in orders by any of these customers, including reductions due to market, economic or competitive conditions in the semiconductor, personal computer or electronic industries or in other industries that manufacture products utilizing semiconductors or MCMs, could materially adversely affect the Company's business, financial condition and results of operations. Sales to one customer, Schlumberger, accounted for 29% of the Company's net sales in 1996 and is expected to continue to account for substantially all of the Company's MCM sales. Given the Company's anticipated continued increasing reliance on its MCM business as a percentage of overall net sales, the failure to meet Schlumberger's requirements will materially adversely affect the Company's ability to continue as an ongoing concern. The supply agreements with certain of the Company's customers do not obligate them to purchase products from the Company. The Company's ability to increase its sales in the future will also depend in part upon its ability to obtain orders from new customers. There can be no assurance that the Company's sales will increase in the future or that the Company will be able to retain existing customers or to attract new ones. There can also be no assurance that any of the Company's subsidiaries will be able to diversify or enhance its customer base. Failure to develop new customer relationships could materially adversely affect each such subsidiary's results of operations and would materially adversely affect the Company's business, financial condition and results of operations.

     Mature Market; Dependence on Semiconductor and Personal Computer Industries. To date, a significant portion of the Company's revenues have been derived from sales of pressed ceramic products to customers in the semiconductor industry. The market for the pressed ceramic product is relatively mature and demand for pressed ceramic products has been declining and may continue to decline in the future. Accordingly, the Company believes that sales of its pressed ceramic products will decrease in the future and, as a result, the Company's business, financial condition and results of operations may be materially adversely affected.

     The financial performance of the Company is dependent in large part upon the current and anticipated market demand for semiconductors and products such as personal computers that incorporate semiconductors. The semiconductor industry is highly cyclical and historically has experienced recurring periods of oversupply, resulting in significantly reduced demand for the Company's pressed ceramic products. The Company believes that the markets for new generations of semiconductors will also be subject to similar fluctuations. The semiconductor industry has already been is currently experiencing rapid growth but lately has demonstrated a slowdown in demand. There can be no assurance that such growth will return and that the slowdown will not continue. A reduced rate of growth in the demand for semiconductor component parts due, for example, to competitive factors, technological change or otherwise, may materially adversely affect the markets for the Company's products. From time to time, the personal computer industry, like the semiconductor industry, has experienced significant downturns, often in connection with, or in anticipation of, declines in general economic conditions. Accordingly, any factor adversely affecting the semiconductor or the personal computer industry or particular segments within the semiconductor or personal computer industry may materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company's net sales and results of operations will not be materially adversely affected if downturns or slowdowns in the semiconductor, personal computer industry or other industries utilizing the Company's products continue or again occur in the future.

     Technological Change; Importance of Timely Product Introduction; Uncertainty of Market Acceptance and Emerging Markets. The markets for the Company's products are subject to technological change and new product introductions and enhancements. Customers in the Company's markets require products embodying increasingly advanced electronics interconnection technology. Accordingly, the Company must anticipate changes in technology and define, develop and manufacture or acquire new products that meet its customers' needs on a timely basis. The Company anticipates that technological changes, advances in plastic materials technology and other semiconductor devices that may be more cost effectively assembled into plastic packages and that do not require the protection characteristics of the Company's ceramic packages, could cause the Company's net sales to decline in the future. There can be no assurance that the Company will be able to identify, develop, manufacture, market, support or acquire new products successfully, that any such new products will gain market acceptance, or that the Company will be able to respond effectively to technological changes. If the Company is unable for technological or other reasons to develop products in a timely manner in response to changes in technology, the Company's business, financial condition and results of operations will be materially adversely affected. There can be no assurance that the Company will not encounter technical or other difficulties that could in the future delay the introduction of new products or product enhancements. In addition, new product introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's products, which could materially adversely affect the Company's business, financial condition and results of operations. Even if the Company develops and introduces new products, such products must gain market acceptance and significant sales in order for the Company to achieve its growth objectives. Furthermore, it is essential that the Company develop business relationships with and supply products to customers whose end-user products achieve and sustain market penetration. There can be no assurance that the Company's products will achieve widespread market acceptance or that the Company will successfully develop such customer relationships. Failure by the Company to develop products that gain widespread market acceptance and significant sales or to develop relationships with customers whose end-user products achieve and sustain market penetration will materially adversely affect the Company's business, financial condition and results of operations. The Company's financial performance will depend in significant part on the continued development of new and emerging markets such as the market for MCMs. The Company is unable to predict with any certainty any growth rate and potential size of emerging markets. Accordingly, there can be no assurance that emerging markets targeted by the Company, such as the market for MCMs, will develop or that the Company's products will achieve market acceptance in such markets. The failure of emerging markets targeted by the Company to develop or the failure by the Company's products to achieve acceptance in such markets could materially adversely affect the Company's business, financial condition and results of operations.

     International Operations. Most of the Company's net sales to date have been made to foreign subsidiaries of European and United States corporations. The Company anticipates that sales to foreign subsidiaries of European and U.S. corporations will continue to account for a significant but declining portion of its net sales in the foreseeable future. As a result, a significant portion of the Company's sales will continue to be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing contract manufacturers and customers that are provided with contract manufacturing, potentially adverse tax consequences, extended payment terms, and difficulty in accounts receivable collection. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States or any other country upon the importation or exportation of the Company's products in the future. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could materially adversely affect the Company's ability to manufacture or sell in foreign markets. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, if the Company transfers additional production equipment to the facility in Indonesia, the Company will be increasingly subject to the risks associated with conducting business in Indonesia, including economic conditions in Indonesia, the burdens of complying with Indonesian laws, particularly with respect to private enterprise and commercial activities, and, possibly, political instability. If the Company increases the amount of its assets in Indonesia, there can be no assurance that changes in economic and political conditions in Indonesia will not have a material adverse effect on the Company's business, financial condition and results of operations. Enforcement of existing and future laws and private contracts is uncertain, and the implementation and interpretation thereof may be inconsistent. See "New Manufacturing Facilities in Indonesia; Transition of Existing Singapore Operations; New Manufacturing Facilities in Indonesia and Singapore."

     Sole or Limited Sources of Supply. Certain raw materials essential for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. In the production of its CERDIP products the Company has one supplier for its alumina powder, two suppliers for its ultraviolet lenses and one supplier of certain sealing glasses. The Company also has one supplier of the ICs that are sold with the Company's packaging products. In addition, there are a limited number of qualified suppliers of laminate substrates which are of critical importance to the production of the Company's MCM products. In the manufacturing process, the Company also utilizes consigned materials supplied by certain of its customers. The Company's reliance on sole or a limited group of suppliers and certain customers for consigned materials involves several risks, including a potential inability to obtain an adequate supply of required materials and reduced control over the price, timely delivery, and quality of raw materials. There can be no assurance that problems with respect to yield and quality of such materials and timeliness of deliveries will not continue to occur. Disruption or termination of these sources could delay shipments of the Company's products and could have a material adverse effect on the Company's business, financial condition and operating results. Such delays could also damage relationships with current and prospective customers, including customers that supply consigned materials.

     Product Quality and Reliability; Need to Increase Production. The Company's customers establish demanding and time-consuming specifications for quality and reliability that must be met by the Company's products. From initial customer contact to actual qualification for production, which may take as long as three years, the Company typically expends significant resources. Although the Company has generally met its customers' quality and reliability product specifications, the Company has in the past experienced and is currently experiencing difficulties in meeting some of these standards. Although the recent Company has addressed past concerns and has resolved a number of quality and reliability problems, there can be no assurance that such problems will not continue or recur in the future. If such problems did continue or recur, the Company could experience delays in shipments, increased costs, delays in or cancellation of orders and product returns, any of which would have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the contract manufacturing of pressed ceramic products in Indonesia and commencement of operations in such new facility and conversion of its existing facilities in Singapore for new products will increase the probability of many such risks. The manufacture of the Company's products is complex and subject to a wide variety of factors, including the level of contaminants in the manufacturing environment and the materials used and the performance of personnel and equipment. The Company has in the past experienced lower than anticipated production yields and written off defective inventory as a result of such factors. The Company must also successfully increase production to support anticipated sales volumes. There can be no assurance that the Company will be able to do so or that it will not experience problems in increasing production in the future. The Company's failure to adequately increase production or to maintain high quality production standards would have a material adverse effect on the Company's business, financial condition and results of operations.

     Expansion of Operations. In order to be competitive, the Company must implement a variety of systems, procedures and controls and greatly improve its communications between its U.S. and Singapore and Indonesian operations. The Company expects its operating expenses to continue to increase. If orders received by the Company do not result in sales or if the Company is unable to sustain net sales at anticipated levels, the Company's operating results will be materially adversely affected until operating expenses can be reduced. The Company's expansion will also continue to cause a significant strain on the Company's management, financial and other resources. If the Company is to grow, it must expand its accounting and other internal management systems and greatly improve its communications between its U.S. and Singapore and Indonesian operations, and there can be no assurance that the Company will be successful in effecting such expansion. Any failure to expand these areas in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's results of operations. Moreover, there can be no assurance that net sales will increase or remain at or above recent levels or that the Company's systems, procedures and controls will be adequate to support the Company's operations. The Company's financial performance will depend in part on its ability to continue to improve its systems, procedures and controls.

     Intellectual Property Matters. Although the Company attempts to protect its intellectual property rights through patents, trade secrets and other measures, it believes that its financial performance will depend more upon the innovation, technological expertise, manufacturing efficiency and marketing and sales abilities of its employees. There can be no assurance that others will not independently develop similar proprietary information and techniques or gain access to the Company's intellectual property rights or disclose such technology or that the Company can meaningfully protect its intellectual property rights. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop similar products, duplicate the Company's products or design around the patents owned by the Company, or that third parties will not assert intellectual property infringement claims against the Company. In addition there can be no assurance that foreign intellectual property laws will protect the Company's intellectual property rights.

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

     Potential Divestiture of MPC (S) Pte. Ltd. Aluminum Nitride Subsidiary; Obligation to Purchase Products. In connection with the agreements with Carborundum for the manufacture of microelectronic packages fabricated with aluminum nitride compounds, the Company originally granted to Carborundum an irrevocable option, exercisable at any time through December 31, 1996, to acquire for an agreed-upon price set forth in the agreements up to 75% of the ownership of MPC, a subsidiary of the Company organized to manufacture and sell products only to Carborundum. In addition, Carborundum has a right to acquire for an agreed-upon price set forth in the agreements up to 100% of the ownership of MPC in the event that competitors of Carborundum's microelectronics business acquire more than 10% of the ownership of MPI or gain access to any confidential information of either MPC or MPI relating to Carborundum's microelectronics business. In either event, MPI would lose control of the management and direction of MPC and, in the event of a total divestiture, the right to participate in the profits, if any, of MPC. The exercise of either such option could materially adversely affect the Company's business, financial condition and results of operations. In addition, although Carborundum is obligated to purchase certain specified quantities of products from MPC, Carborundum may purchase such products from any other party without regard to such purchase requirements if Carborundum determines in good faith that such third party is more attractive to Carborundum than MPC on an economic, quality or risk basis. The Manufacturing Agreement and Technology Agreement were to expire on December 31, 1996. On October 1, 1996, MPC and Carborundum agreed to amend and extend the terms of the Manufacturing Agreement for an additional two years. The amendment permitted MPC to increase its profit margin on sales to Carborundum by 3.5% in 1997 and by 7% in 1998. On April 5, 1997, a fire at the Company's MPC facility caused damage to the building and some equipment. Although the extent of the damage is still being investigated, the damage is sufficient for the building to be declared unsafe for use. The Company believes that the parent company of Carborundum has entered into discussions with a third party regarding the possible sale of Carborundum. The Company is unable to determine what impact, if any, such announcement or sale will have on the Company's agreements with Carborundum.

     Environmental Regulations. The Company is subject to a variety of local, state, federal and foreign governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained all necessary environmental permits to conduct its business. Nevertheless, the failure to comply with current or future regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its manufacturing processes or cessation of operations. Compliance with such regulations could require the Company to acquire expensive remediation equipment or to incur substantial expenses. Any failure by the Company to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous or toxic substances, could subject to the Company to significant liabilities, including joint and several liability under certain statutes. The imposition of such liabilities could materially adversely affect the Company's business, financial condition or results of operations. See "Legal Proceedings."

     Growth Strategy Through Acquisitions. As part of its growth strategy, the Company has in the past sought and may in the future continue to seek to increase sales and achieve growth through the acquisition of comparable or complementary businesses or technologies. The implementation of this strategy will depend on many factors, including the availability of acquisitions at attractive prices and the ability of the Company to make acquisitions, the integration of acquired businesses into existing operations, the expansion of the Company's customer base and the availability of required capital. Acquisitions by the Company may result in dilutive issuances of equity securities, and in the incurrence of debt and the amortization of goodwill and other intangible assets that could adversely affect the Company's profitability. Any inability to control and manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will successfully expand or that growth and expansion will result in profitability or that the Company's growth plans through acquisitions will not be inhibited by the Company's current lack of resources.

     Dependence on Key Personnel. The Company's financial performance depends in part upon its ability to attract and retain qualified management, technical, and sales and support personnel for its operations. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of any key employee, the failure of any key employee to perform in his current position or the Company's inability to attract and retain skilled employees, as needed, could materially adversely affect the Company's business, financial condition and results of operations.

     Nasdaq Electronic Bulletin Board Listing Requirements. The Company was delisted from the Nasdaq National Market on March 13, 1997, at which date the Company's Common Stock began trading on the Nasdaq Electronic Bulletin Board. The Company will be subject to continuing requirements to be listed on the Nasdaq Electronic Bulletin Board. There can be no assurance that the Company can continue to meet such requirements. The price and liquidity of the Common Stock may be materially adversely affected if the Company is unable to meet such requirements in the future. There can be no assurance that the Company will be able to requalify for listing on the Nasdaq National Market.

     Volatility of Stock Price. The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's financial results, general conditions or developments in the semiconductor and personal computer industry and the general economy, sales of the Company's Common Stock into the marketplace, the ability of the Company to sell its stock on an exchange or over-the-counter, an outbreak of hostilities, natural disasters, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in the Company's relationships with its customers and suppliers, or a shortfall or changes in revenue, gross margins or earnings or other financial results from analysts' expectations could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In recent years the stock market in general, and the market for shares of small capitalization stocks in particular, including the Company, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Company's Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

     Net Operating Loss. The Company's decision to discontinue its multilayer ceramic operations was the factor contributing to its 1996 net loss of $41.8 million. The discontinuation of this operation resulted in a write-off of $8.98 million of preproduction costs, $2.0 million of prepaid royalties, a reduction in the carrying amount of property, plant and equipment by $14.9 million and the accrual of certain costs and estimated losses to be incurred through the disposal date aggregating $3.5 million. Other factors contributing to the Company's 1996 loss were (i) a $6.2 million reduction in the carrying amounts of pressed ceramic equipment at the MPS facility in Singapore and in Indonesia,
(ii) a $1.6 million allowance against MPS's receivables for inventory advanced to the Company's joint venture partner in Indonesia and (iii) a significant decline in sales of pressed ceramic products by MPS, due to an industry-wide over-supply of pressed ceramic products. On December 31, 1996, the Company had a working capital deficiency of $30.0 million, which included $5.2 million line of credit borrowings that were due on demand, the then-current portion of long-term debt of $10.6 million, plus the net current liabilities of discontinued operations of $19.3 million.

ITEM 8.   FINANCIAL STATEMENTS

     See Item 14(a) for an index to the financial statements and supplementary financial information which are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     In 1995, the Board of Directors appointed the firm of BDO Seidman LLP ("BDO"), independent accountants, to audit the financial statements of the Company.

     Prior to November 21, 1995, the Company's independent accountants were Price Waterhouse LLP ("Price Waterhouse"). Price Waterhouse had audited the Company's financial statements annually from 1984 through fiscal year 1994. Effective November 21, 1995, the Company dismissed Price Waterhouse as the Company's independent accountants. The decision to dismiss Price Waterhouse was approved by the Company's Board of Directors and Audit Committee on November 20, 1995. The Company retained BDO as the Company's independent certified accountants effective November 21, 1995. The decision to retain BDO was approved by the Company's Board of Directors and Audit Committee on November 20, 1995. Prior to November 21, 1995, the Company did not consult with BDO regarding any matters relating to accounting principles or practices, financial statement disclosure, the type of opinion that might be rendered on the Company's financial statements, or on any matter that was either the subject of a disagreement or a reportable event with Price Waterhouse.

     Prior to its dismissal, Price Waterhouse delivered to the Company Reports of Independent Accountants dated March 1, 1994 and April 11, 1995, on the Company's financial statements for the two fiscal years ended December 31, 1993 and December 31, 1994. Neither of these reports contained an adverse opinion or a disclaimer of opinion and neither of such reports was qualified or modified as to uncertainty, audit scope, or accounting principles, except that each of such reports contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

     In connection with the audits for the fiscal years ended December 31, 1993, December 31, 1994 and through November 21, 1995 (the date of dismissal), there were no disagreements with Price Waterhouse over any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Price Waterhouse, would have caused Price Waterhouse to make reference thereto in their reports on the financial statements for such years.

     In connection with its audit of the Company's financial statements for the fiscal year ended December 31, 1994, Price Waterhouse reported to the Audit Committee of the Company's Board of Directors that the Company's accounting treatment for foreign currency transactions represented a material weakness in the Company's internal controls.

                                   PART III
                                   --------

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS OF THE REGISTRANT

     Set forth below is information regarding the nominees, including information furnished by them as to principal occupations, certain other directorships held by them, any arrangements pursuant to which they were selected as directors or nominees, current committee memberships and their ages as of April 10, 1997.

            NAME                  AGE       POSITIONS HELD WITH THE COMPANY
            ----                  ---       -------------------------------
Lewis Solomon(1)(2)(4)             63       Chairman of the Board of Directors
Anthony J.A. Bryan(1)              74       Director
William R. Thompson(2)(3)          62       Director
Frank Howland(1)(3)(4)             70       Director
Timothy da Silva                   61       Director, Former President and Chief
                                            Executive Officer

_______________

(1)  Member of Compensation Committee
(2)  Member of Audit Committee
(3)  Member of Stock Option Plan Administration Committee
(4)  Member of Technology Committee

BUSINESS EXPERIENCE OF DIRECTORS

     The principal occupations of each current director of the Company for at least the last five years are as follows:

     Lewis Solomon has served on the Board of Directors of the Company and as a consultant to the Company since November 1996. Since 1988, Mr. Solomon has been employed by G&L Investments, a strategic business consulting firm. Mr. Solomon previously served on the Board of Directors of the Company from January 1984 to February 1995. From October 1983 to February 1987, Mr. Solomon was Executive Vice President with Alan Patricof & Associates, an international venture capital fund. From 1969 to October 1983, Mr. Solomon worked at General Instruments Corporation, a semiconductor and electronics manufacturing company. Mr. Solomon also serves on the Boards of Directors of Anacomp, Inc. a manufacturer of magnetic products, Anadigics, Inc., a manufacturer of gallium arsenide semiconductors, and Computer Products, Inc., a communications company. Mr. Solomon holds a B.S. degree in physics from St. Joseph's College and an M.S. in industrial engineering from Temple University.

     Anthony J.A. Bryan has served on the Company's Board of Directors since November 1996. Since March 1996, Mr. Bryan has been Senior Managing Director of The Watley Group, LLC, a firm that specializes in corporate restructurings, management consulting, merchant banking and mergers and acquisitions. From December 1987 to December 1995, Mr. Bryan was Chairman of the Executive Committee of Hospital Corporation International, a hospital management and health care company. From March 1988 to February 1991, Mr. Bryan was Chairman and Chief Executive Officer of Oceanics Group, a company specializing in offshore surveying and positioning services. Mr. Bryan has served on the boards of directors of several industrial, charitable and educational institutions, including Federal Express, Chrysler Corporation, Pittsburgh National Corporation and Imetal (Paris). Mr. Bryan holds a Masters Degree in Business Administration from Harvard University.

     Frank L. Howland has served on the Company's Board of Directors since June 1994. Since March 1989, Dr. Howland has been President of Frank L. Howland Inc., a consulting company specializing in the area of assembly and packaging of electronic components. From 1955 to 1989, Dr. Howland was a manager in the Electronic Component Research and Development divisions of Bell Laboratories Inc. Dr. Howland holds a B.S. degree in civil engineering from Rutgers University and an M.S. and Ph.D. in civil/structural engineering from the University of Illinois.

     William R. Thompson joined the Company's Board of Directors in November 1995. Mr. Thompson retired from Cabot Corporation in March 1995, a holding company with high technology operating units involved in the chemical and advanced materials industries, where he was Vice President-Corporate Controller from 1989 to March 1995. Prior to such time, Mr. Thompson was President of Kurzweil Music Systems, Inc., a manufacturer of computer-based music synthesizers. Mr. Thompson's business experience also includes several executive positions at Digital Equipment Corp., a manufacturer of networked computer systems, peripherals and software, including Vice President-Corporate Controller, Vice President-External Resources and Manager of Strategic Planning. Mr. Thompson holds a B.S. degree in business administration from Colby College and an M.B.A. degree from the University of Massachusetts.

     Timothy da Silva was President and Chief Executive Officer of the Company from May 1989 to December 1996 and has served as a member of the Board of Directors since May 1989. Currently, Mr. da Silva is President and Chief Executive Officer of Liveworks, Inc. Prior to joining the Company, from July 1985 to May 1989, Mr. da Silva was the founder and served as President and Chief Executive Officer and a director of Sigmatron Nova, Inc., a manufacturer of flat panel displays. From January 1984 to July 1985, Mr. da Silva was President, Chief Executive Officer and a director of Panelvision Corporation, a manufacturer of flat panel displays. Prior to that, Mr. da Silva had twenty-five
(25) years of semiconductor industry experience. Mr. da Silva holds a B.S. degree in electrical engineering from the University of Michigan.

     There are no family relationships among executive officers or directors of the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, their ages as of April 10, 1997, and their positions are as follows:

            NAME                  AGE                  POSITION
            ----                  ---                  --------
Alfred Jay Moran, Jr.........      53  President and Chief Executive Officer
Denis J. Trafecanty..........      54  Senior Vice President,
                                       Chief Financial Officer and Secretary
Ernest J. Joly...............      57  Senior Vice President and General Manager
                                       of MPA
Charles F. Wheatley..........      62  Executive Vice President
Jee Fook Pak.................      49  Senior Vice President of MPS and Managing
                                       Director for CERDIPs

BACKGROUND

     The principal occupations of each executive officer of the Company for at least the last five years are as follows:

     Alfred Jay Moran, Jr. joined the Company as a Consultant to the Company and as acting President and Chief Executive Officer in November 1996. On January 1, 1997, Mr. Moran became President and Chief Executive Officer of the Company. Since March 1996, Mr. Moran has been Senior Managing Director of The Watley Group, LLC, a firm that specializes in corporate restructurings, management consulting, merchant banking and mergers and acquisitions. From November 1992 to February 1996, Mr. Moran was Chairman, President and Chief Executive Officer of SeraCare, Inc., a hyperimmune plasma company (formerly known as American Blood Institute). From April 1993 to February 1996, Mr. Moran was Chairman, President and Chief Executive Officer of Gerant Companies, Inc., a holding company for turnaround companies (now known as Xplorer, Inc.). From August 1990 to August 1992, Mr. Moran was President and Chief Operating Officer of Web Enterprises, Inc., an international water feature design engineering and installation company. From March 1988 to October 1992, Mr. Moran was a senior consultant at Kibel, Green, Inc., a crisis management consulting firm. Mr. Moran holds a B.A. Degree in Philosophy from the University of North Carolina at Chapel Hill and a Master Degree in Business Administration from Harvard University.

     Denis J. Trafecanty joined the Company in August 1996 as its Vice President and Chief

Financial Officer and Secretary. In March 1997, he was promoted to Senior Vice President, Chief Financial Officer and Secretary. Prior to joining the Company, Mr. Trafecanty was the Vice President and Chief Financial Officer for Tandon Magnetics/Tandon USA, a manufacturer and distributor of personal computers and a distributor of computer hard disk drives, from September 1995 to August 1996. From December 1984 to August 1995, he was Vice President and Chief Financial Officer for Tandon Corporation (renamed TSL Holdings, Inc. in 1993), a manufacturer and distributor of personal computers and peripheral equipment.

     Ernest J. Joly was Senior Vice President and General Manager of MPA from January 1994 until December 1996. Mr. Joly served as Product Development Manager with Diacon, Inc., a ceramic packaging company, from May 1993 to December 1993. From January 1990 to April 1993, Mr. Joly was Product Engineering Manager for Alcoa Electronics Packaging, Inc. Prior to his tenure with Alcoa, Mr. Joly served as Vice President/General Manager for Cabot Ceramics, Inc. from 1985 to December 1989. Mr. Joly has approximately 30 years of advanced ceramic packaging experience. Mr. Joly holds a B.S. degree in business management from Bryant College.

     Charles F. Wheatley has been Senior Vice President, Sales and Marketing of MPI since January 1994. In March 1997, he was promoted to Executive Vice President. Prior to joining the Company, from May 1988 to January 1994, Mr. Wheatley served as a financial planning independent contractor for IDS/American Express Corp., a personal and business financial planning company. Mr. Wheatley also has 23 years of electronics industry experience in a variety of manufacturing, marketing and general management positions with several companies. Mr. Wheatley holds a B.A. degree in political science from Boston University.

     Jee Fook Pak has been the Senior Vice President of MPS and Managing Director for CERDIPs since January 1993. Mr. Pak joined the Company as Operation Manager for CERDIPs in 1984. Mr. Pak holds a B.S. degree in mathematics and chemistry from the National University of Singapore.

     To the Company's knowledge, based solely upon representations from its shareholders, each beneficial owner of more than ten percent of the Company's capital stock and all officers and directors filed all reports and reported all transactions on a timely basis with the Securities and Exchange Commission (the "Commission"), the NASD and the Company, except for Mr. Lewis Solomon. Mr. Lewis Solomon filed an amended Form 3 on February 14, 1997 indicating that he beneficially owned 616 shares of the Company's Common Stock. Such ownership was not reported on Mr. Solomon's initial Form 3 filed on or about November 21, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR REMUNERATION

     Directors are reimbursed for expenses incurred in connection with attending Board and Committee meetings. Commencing with the first Board of Directors' meeting subsequent to the Company's initial public offering through November 6, 1996, each non-employee Board member received a fee of $1,000 for each meeting attended. Effective as of November 7, 1996, each non-employee Director began to receive a fee of $1,500 for each meeting attended, $750 for each Board committee meeting that does not occur on the date of a Board meeting and a fee of $1,000 for each month of Board service as a Director.

     Assuming shareholder approval of certain amendments to the Company's 1993 Stock Option/Stock Issuance Plan (the "Plan") at the upcoming 1997 annual shareholders' meeting (the "1997 Annual Meeting"), each individual who first joins the Board as a non-employee director at any time after November 21, 1996 or who is a member of the Board of Directors on November 21, 1996, will receive an option grant for 15,000 shares of Common Stock under the Automatic Option Grant Program in effect for non-employee Board members under the amended Plan. In addition, at each annual shareholders' meeting, beginning with the 1997 Annual Meeting, each individual who is to continue to serve as a non-employee Board member, whether or not he is standing for re-election at that particular meeting, will receive an option grant for 10,000 shares of Common Stock. Each grant under the Automatic Option Grant Program will have an exercise price per share equal to the fair market value per share of the Common Stock on the grant date and will have a maximum term of ten years, subject to earlier termination should the optionee cease to serve as a Board member. Each option granted under the Automatic Option Grant Program becomes exercisable in four successive equal annual installments over the optionee's period of continued Board service, measured from the grant date. However, the shares subject to each outstanding option under the Automatic Option Grant Program will immediately vest in full upon (i) an acquisition of the Company by merger or asset sale, (ii) a hostile takeover of the Company or (ii) the optionee's death or disability while continuing to serve as a Board member.

     Under the Automatic Option Grant Program, a stock option for 900 shares of Common Stock was granted on May 29, 1996 to Mr. Smith and Dr. Bottoms (who are no longer Directors of the Company) and to each of Mr. Howland and Mr. Thompson, who continued to serve as non-employee Board members following the annual shareholders meeting held on that date. Each option has an exercise price of $4.188 per share.

     Each individual serving as a non-employee Board member on November 21, 1996 (Mr. Howland and Mr. Thompson), and each non-employee director appointed on such date (Mr. Solomon and Mr. Bryan), received a stock option grant under the Automatic Option Grant Program on such date for 15,000 shares of Common Stock. Each such option has an exercise price of $1.91 per share, the fair market value of the Common Stock on the date of grant.

     On November 21, 1996, each of Messrs. Solomon, Bryan, Thompson and Howland was also granted an option under the Discretionary Option Grant Program of the 1993 Plan to purchase shares of Common Stock at an exercise price of $1.91 per share, the fair market value of the Common Stock on such date. The number of shares subject to each such grant was as follows: Mr. Solomon - 187,500; Mr. Bryan - 125,000; Mr. Thompson - 100,000; Mr. Howland - 100,000 and Mr. da Silva
- 15,000. With respect to the options granted to Mr. Solomon and Mr. Bryan, such options were immediately vested as to 150,000 and 100,000 of the option shares, respectively, and the remaining option shares are to become vested upon the provision of six (6) full years of continuous service to the Company, subject to acceleration of vesting upon the provision of six (6) full years of continuous service to the Company per person, subject to acceleration of vesting upon the consummation by the Company of a Board-approved financing plan for up to $15 million at a price per share of not less than $1.875. With respect to these options granted to Messrs. Thompson, Howland and da Silva, vesting of all of the option shares was also conditional upon the provision of six (6) full years of continuous service to the Company per person, subject to acceleration of vesting upon the consummation of a Board-approved financing plan for up to $15 million at a price per share of not less than $1.875. In addition, the Board of Directors agreed to grant additional options to Messrs. Bryan (75,000) and Solomon (112,500) at the then fair market value of the Company's Common Stock effective upon the earlier of (i) two full business days after the public announcement of the execution of Board-approved term sheet for a financing plan as described in this paragraph or (ii) July 1, 1997. The vesting on such shares shall be identical to the first set of option grants to such two individuals as set forth above. Such options vest in full on a change of control.

    The Company intends to cancel and regrant substantially all existing options (other than options granted pursuant to the Automatic Option Grant Program), including the options described in this section after the 1997 Annual Meeting. Based in part upon the delisting of the Company's Common Stock from the Nasdaq NMS, the financial condition of the Company, the stock price, the probable lack of a request for a $15 million financing, the desire to avoid any compensation expense in the Company's financial statements and the necessity of retaining its employees, the Company believes that this program would be in the best interests of the shareholders. As such, the Board of Directors and the Stock Option Plan Administration Committee currently intends to cancel and regrant all options outstanding under the Discretionary Option Grant Program of the Plan (and grant additional options to persons who have received options under the Automatic Option Grant Program) with an exercise price in excess of the fair market value of the Common Stock of the Company as traded on the Nasdaq Electronic Bulletin Board on the Grant Date. Pursuant to such program, each such outstanding option will be cancelled and a new replacement option will be granted for the same number of shares, with an exercise price based on the fair market value of the Common Stock on the new grant date, and with a new vesting schedule measured from such date. In addition, on the new grant date, each of the non-employee directors will be granted an additional option under the Discretionary Option Grant Program of the 1993 Plan to purchase shares of Common Stock.

     For options granted to consultants on November 21, 1996, on the new grant date, it is currently anticipated that such options shall be immediately vested with respect to 50% of the option shares and will become vested for the remaining option shares in a series of equal annual installments over the consultant's two-year period of service with the Company measured from new grant date. It is presently anticipated that new non-consultant director grants shall vest in full on such new grant date. In addition, it is currently anticipated that the additional options to be granted under certain future events to Messrs. Solomon (112,500) and Bryan (75,000) will be granted to such persons on such new grant date with the fair market value on the new date of grant and the same vesting schedule as set forth in the sentence preceding the previous sentence. Vesting of the option shares will be subject to acceleration in the event of a change in control of the Company. These options will have a maximum term of ten years, subject to earlier termination should the optionee cease to serve as a Board member. The options granted to the directors and consultants on November 21, 1996 and subsequently cancelled and regranted on the grant date will be subject to approval by the shareholders of the amendments to the 1993 Plan.

     During 1996, the Company paid Dr. Howland $6,840 for fees and expenses incurred in connection with consulting services provided to the Company.

     In November 1996, the Company entered into an agreement for consulting services with G&L Investments, which establishes a consulting relationship with, among others, Lewis Solomon (Chairman of the Board of Directors). In exchange for consulting services, G&L Investments receives $15,000 plus reasonable expenses for each month that G&L Investments provides services to the Company. In January 1997, the Company agreed to pay an additional aggregate sum of $50,000 to G&L Investments over the six month period starting in January 1997. In November 1996, the Company also entered into an agreement for consulting services with The Watley Group, LLC which employs Mr. Moran (the President and Chief Executive Officer) and Mr. Anthony Bryan (a Director), among others, pursuant to which The Watley Group, LLC receives $15,000 plus reasonable expenses for each month that it provides services to the Company. In January 1997, the Company agreed to pay The Watley Group, LLC an additional aggregate sum of $50,000 over the six month period starting in January 1997. Starting in January 1997, the Company also retained Mr. Moran as a full-time employee and will pay Mr. Moran the prevailing minimum wage (which prevailing wage shall be deducted from the additional $50,000 fee).

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION FOR EXECUTIVE OFFICERS

     The following table provides certain summary information concerning compensation earned, for services rendered in all capacities to the Company and its subsidiaries, for the fiscal years ending December 31, 1994, 1995 and 1996, respectively, by the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company who earned more than $100,000 in compensation for the 1996 fiscal year (hereafter referred to as the Named Executive Officers).


                           SUMMARY COMPENSATION TABLE

                                                                                       Long
                                                                                       Term
                                                                                     Compen-
                                                                                      sation
                                           Annual Compensation                        Awards
                            ---------------------------------------------------      --------
                                                                        Other      Securities
         Name and                                                       Annual     Underlying     All Other
         Principal                                                     Compen-      Options       Compensa-
         Position              Year     Salary ($)(1)     Bonus($)     sation($)      (#)         tion($)(2)
         ---------             ----     -------------     --------     ---------   ----------     ----------

Alfred Jay Moran, Jr.            1996           --(6)           --           --(6)        --            --
 President and Chief             1995           --              --           --           --            --
 Executive Officer               1994           --              --           --           --            --

Timothy da Silva (3)             1996      196,309              --           --       15,000        20,473
 Former President and            1995      180,000              --           --       97,471        19,691
 Chief Executive Officer         1994      169,730              --           --       76,500        17,363

Jee Fook Pak                     1996      175,186              --       36,857(4)        --        26,744
 Senior Vice                     1995      161,810              --       34,371(4)    16,396        18,617
 President - MPS                 1994      139,130              --       20,426(4)     6,396        20,673

Charles F. Wheatley              1996      120,000           6,670           --           --         3,330
 Executive Vice President        1995      120,000              --       77,348(5)    10,661         3,046
                                 1994      108,460              --       60,028(5)    10,661         3,600

Ernest J. Joly                   1996      100,000              --           --           --         2,712
 Senior Vice                     1995      100,006              --           --        7,996         2,423
 President and                   1994       98,083              --           --       15,992         2,250
 General
 Manager - MPA

(1) Includes pre-tax contributions by the Named Executive Officers to the Company's 401(k) Plan or, in the case of Mr. Pak, the Central Provident Fund.

(2) All other compensation is comprised of (i) the Company's matching contributions to its 401(k) Plan or, in the case of Mr. Pak, to the Central Provident Fund, and (ii) annual premiums paid for whole life insurance policies maintained for Messrs. da Silva and Pak. Under such policies, Messrs. da Silva and Pak may designate the beneficiary of the insurance proceeds payable upon death. In addition, Messrs. da Silva and Pak will be entitled to the cash surrender value of the policy should such individual continue in the Company's employ through the year 2002. The amounts of the Company's matching contribution to its 401(k) Plan and the life insurance premiums are set forth below:


                                  Matching 401(k)   Life Insurance
                                   Contribution        Premium
                                  ---------------   --------------
 Alfred Jay Moran, Jr.     1996        $    --(6)          $    --
                           1995             --                  --
                           1994             --                  --

 Timothy da Silva          1996          4,500              15,973
                           1995          4,569              15,122
                           1994          4,470              12,893

 Jee Fook Pak              1996         20,557               6,187
                           1995         12,496               6,121
                           1994         15,008               5,665

 Charles F. Wheatley       1996          3,330                  --
                           1995          3,046                  --
                           1994          3,600                  --

 Ernest J. Joly            1996          2,712                  --
                           1995          2,423                  --
                           1994          2,250                  --

(3) Mr. da Silva resigned as President and Chief Executive Officer effective December 31, 1996, although Mr. da Silva remained an employee until February 14, 1997.

(4) The Company provided Mr. Pak with a 1990 Toyota Corona for his use during 1994,1995 and 1996, the value of which in Singapore is estimated to be $20,426 for 1994, $34,371 for 1995 and $36,857 for 1996.

(5) For 1995, Other Annual Compensation is comprised of housing reimbursement of $31,280 and the value of the use of a 1989 Toyota Corona estimated to be $34,371, as well as other payments in connection with Mr. Wheatley's overseas assignment. For 1994, Other Annual Compensation is comprised of the value of the use of a 1989 Toyota Corona provided to Mr. Wheatley by the Company estimated to be $20,426 and $22,832 of living expenses, as well as other payments in connection with his overseas assignment.

(6) Although Mr. Moran was not paid a salary in 1996, Mr. Moran is a member of The Watley Group, LLC, which is being paid a monthly fee by the Company of $15,000 starting in October 1996. Starting in January 1997, The Watley Group, LLC will be paid an aggregate of $50,000 additionally for the six month period beginning in January 1997. In addition, starting in January 1997, Mr. Moran will be paid the prevailing minimum wage (which prevailing wage shall be deducted from the additional $50,000 fee).

OPTION GRANTS IN LAST FISCAL YEAR

     The following table contains information concerning stock option grants made to the Company's Chief Executive Officer and each of the other Named Executive Officers during the fiscal year ended December 31, 1996. No stock appreciation rights were granted or exercised during such fiscal year.


                                                                               POTENTIAL REALIZABLE VALUE AT
                                                                                  ASSUMED ANNUAL RATES OF
                                                                                 STOCK PRICE APPRECIATION
                            INDIVIDUAL GRANTS                                        FOR OPTION TERM
-------------------------------------------------------------------------   -------------------------------------
NAME                      NUMBER OF
----                      SECURITIES       % OF TOTAL
                          UNDERLYING        OPTIONS        EXERCISE
                           OPTIONS         GRANTED TO         OR
                           GRANTED        EMPLOYEES IN    BASE PRICE        EXPIRATION
                             (#)          FISCAL YEAR      ($/SH)(2)           DATE      5% ($) (3)       10% ($) (3)
                          ----------      ------------    -----------       ----------   ---------     ---------
Alfred J. Moran, Jr.         125,000(4)           11.2%        1.9063         11/21/06     149,858       379,769
Timothy da Silva              15,000(1)           1.34%        1.9063         11/21/06      18,056        45,572
Jee Fook Pak                      --                --             --               --          --            --
Charles F. Wheatley               --                --             --               --          --            --
Ernest J. Joly                    --                --             --               --          --            --

(1) Mr. da Silva's option grant was awarded on November 21, 1996 at an exercise price of $1.91 per share, the fair market value of the Common Stock on such date, and is subject to shareholder approval at the 1997 Annual Meeting of the 4,000,000-share increase to the number of shares reserved for issuance under the 1993 Plan. Mr. da Silva's option would have vested upon the provision of six(6) full years of continuous service to the Company, subject to acceleration of vesting upon the consummation of a Board-approved financing plan for up to $15 million at a price per share of not less than $1.875. The option will become immediately exercisable for all the option shares in the event of a change in control of the Company. The option has a maximum term of ten years, subject to earlier termination in the event of Mr. da Silva's cessation of service with the Company or one of its subsidiaries. Mr. da Silva continued to be employed by the Company until February 14, 1997.

(2) The exercise price may be paid in cash or in shares of Common Stock valued at fair market value on the exercise date. The plan administrator of the 1993 Plan ("Plan Administrator") may also permit the optionee to pay the exercise price in installments over a period of years. The Plan Administrator has the discretionary authority to reprice outstanding options through the cancellation of those options and the grant of replacement options with an exercise price equal to the fair market value of the option shares on the regrant date.

(3) The 5% and 10% rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimates or projections of future Common Stock prices. There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the ten (10)-year option term will be at the assumed 5% and 10% levels or at any other defined level.

(4) It is presently anticipated that Mr. Moran's stock options will be cancelled and a new option granted in its place after the 1997 Annual Meeting. See "Director Remuneration."

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 1996 with respect to the Company's Chief Executive Officer and each of the other Named Executive Officers. The fair market value of the Common Stock at fiscal year-end was $0.96875 per share, based on the closing selling price on The Nasdaq National Market. The exercise price of all of the outstanding options held by the Chief Executive Officer and the other Named Executive Officers as of December 31, 1996, was in excess of the fair market value on such date. No stock appreciation rights were exercised or outstanding during such fiscal year.

                                       NUMBER OF SECURITIES UNDERLYING             VALUE OF UNEXERCISED
                                        UNEXERCISED OPTIONS AT FISCAL              IN-THE-MONEY OPTIONS
                                                YEAR-END (#)                        AT FISCAL YEAR END
          NAME                         ---------------------------------        --------------------------
------------------------               EXERCISABLE         UNEXERCISABLE        EXERCISABLE  UNEXERCISABLE
                                       -----------         -------------        -----------  -------------
Alfred Jay Moran, Jr.                   100,000              25,000                    0            0
Timothy da Silva                        196,905             101,985                    0            0
Jee Fook Pak                             18,790              10,930                    0            0
Charles F. Wheatley                      10,662              10,660                    0            0
Ernest J. Joly                            7,996               7,996                    0            0

     The Company presently intends to cancel and regrant substantially all existing options (other than options granted pursuant to the Automatic Option Grant Program), including the options described in this section after the 1997 Annual Meeting. Based in part upon the delisting of the Company's Common Stock from the Nasdaq NMS, the financial condition of the Company, the stock price, the probable lack of a request for a $15 million financing, desire to avoid any compensation expense in the Company's financial statements and the necessity of retaining its employees, the Company believes that this program would be in the best interests of the shareholders. As such, the Board of Directors and the Stock Option Plan Administration Committee currently intends to cancel and regrant substantially all options outstanding under the Discretionary Option Grant Program of the Plan (and grant additional options to persons who have received options under the Automatic Option Grant Program) with an exercise price in excess of the fair market value of the Common Stock of the Company as traded on the Nasdaq Electronic Bulletin Board on the Grant Date. Pursuant to such program, each such outstanding option will be cancelled and a new replacement option will be granted for the same number of shares, with an exercise price based on the fair market value of the Common Stock on the new grant date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The individuals who served on the Compensation Committee of the Company's Board of Directors during the fiscal year ended December 31, 1996 were Mr. Bryan, the Chairman, Mr. Thompson, Dr. Howland and Mr. Solomon. None of these individuals were at any time during such fiscal year, or at any other time, an officer or employee of the Company.

     The Company has entered into an indemnification agreement with each of its directors.

     The Company and certain of its shareholders entered into a registration rights agreement pursuant to which entities that may be deemed affiliated with a greater than five percent shareholder were granted certain registration rights. Such agreement provides for indemnification by the Company for such persons.
See "Certain Relationships and Related Transactions."

     The Company entered into consulting agreements with G & L Investments which agreement establishes a consulting relationship with, among others, Lewis Solomon; and the Watley Group, LLL, which agreement establishes a consulting relationship with, among others, Messrs. Anthony Bryan and Alfred Moran. See "Director Remuneration."

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

Employment Agreement with Timothy da Silva

     In January 1994, the Company entered into a three (3)-year employment agreement with Timothy da Silva. Under the terms of such agreement, Mr. da Silva was entitled to a salary of not less than his then current salary of $150,000 per year, the exact amount of which was determined by the Board of Directors on an annual basis. Mr. da Silva was also entitled to receive monthly payments, in the amount of at least $599 per month, to be applied to costs related to his automobile plus payment of automobile insurance and maintenance costs. The employment agreement also included provision for an annual bonus to be awarded to Mr. da Silva by the Board of Directors based upon his performance during the applicable past year. However, no such bonus was awarded over the period of the employment agreement. Mr. da Silva participated in all of the Company's employee benefit plans and the Company was obligated to provide him with life and disability insurance premium payments. In the event of his termination other than for cause, Mr. da Silva was entitled to a severance payment equal to six
(6) months of his then current salary plus six (6) months additional coverage under the Company's health, medical and dental plans. Mr. da Silva resigned as Chief Executive Officer of the Company effective December 31, 1996 but he has continued to serve as a

Director since such date, and stayed as an employee of the Company until February 14, 1997.

Change in Control Arrangements

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

                         COMPENSATION COMMITTEE REPORT

     For the 1996 fiscal year, the Compensation Committee of the Board of Directors was responsible for establishing the base salary and incentive cash bonus programs for the Company's executive officers and other key employees and administering certain other compensation programs for such individuals, subject in each instance to review by the full Board. The Compensation Committee also had the exclusive responsibility during such year for the administration of the Company's 1993 Plan under which grants may be made to executive officers and other key employees.

     General Compensation Policy. The fundamental policy of the Compensation Committee is to provide the Company's executive officers and other key employees with compensation opportunities based upon their contribution to the financial success of the Company and their personal performance. It is the Compensation Committee's objective to have a substantial portion of each officer's compensation contingent upon the Company's performance as well as upon his own level of performance. Accordingly, the compensation package for each executive officer and key employee is comprised of three elements: (i) base salary which reflects individual performance, (ii) annual variable performance awards payable in cash and tied to the Company's achievement of financial performance targets, and (iii) long-term stock-based incentive awards which strengthen the mutuality of interests between the executive officers and the Company's shareholders. As an executive officer's level of responsibility increases, it is the intent of the Compensation Committee to have a greater portion of his total compensation be dependent upon Company performance and stock price appreciation rather than base salary.

     Factors. For Timothy da Silva, the Compensation Committee followed the terms of his employment agreement with the Company in determining his compensation for 1996. That agreement specified the compensation, subject to Board adjustment, that was paid to Mr. da Silva during 1996. Several of the more important factors which the Compensation Committee considered in establishing the components of the compensation packages for executive officers who do not have an employment agreement with the Company for the 1996 fiscal year are summarized below. Additional factors were also taken into account, and the Compensation Committee may in its discretion apply entirely different factors, particularly different measures of financial performance, in setting executive compensation for future fiscal years.

     Base Salary. The base salary for each officer who does not have an employment agreement with the Company is determined on the basis of the following factors: experience, personal performance and internal comparability considerations. The weight given to each of these factors differs from individual to individual, as the Compensation Committee deems appropriate.

     Annual Incentive Compensation. Annual bonuses are earned by each executive officer primarily on the basis of the Company's achievement of certain corporate financial performance targets established for each fiscal year. For fiscal year 1996, as the Company's results did not meet the established targets, no bonuses were paid.

     Long-Term Incentive Compensation. Long-term incentives are provided through stock option grants. The grants are designed to align the interests of each executive officer with those of the shareholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. Each grant allows the individual to acquire shares of the Common Stock at a fixed price per share (the market price on the grant date) over a specified period of time (up to ten
(10) years). Each option generally becomes exercisable in installments over a two (2) or three (3)-year period, contingent upon the executive officer's continued employment with the Company or a subsidiary. Accordingly, the option will provide a return to the executive officer only if the executive officer remains employed by the Company during the two (2) or three (3)-year vesting period, and then only if the market price of the underlying shares appreciates over the option term.

     The number of shares subject to each option grant is set at a level intended to create a meaningful opportunity for stock ownership based on the officer's current position with the Company, the base salary associated with that position, the size of comparable awards made to individuals in similar positions within the industry, the individual's potential for increased responsibility and promotion over the option term, and the individual's personal performance in recent periods. The Compensation Committee also takes into account the number of vested and unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. However, the Compensation Committee does not adhere to any specific guidelines as to the relative option holdings of the Company's executive officers. In 1996, only one executive officer, Mr. da Silva, received an option grant. Such option is described in the Summary Compensation Table, in the column entitled "Long Term Compensation Awards--Securities Underlying Options" and in the "Option Grants in Last Fiscal Year" Table.

     CEO Compensation. In setting the compensation payable to the Company's Chief Executive Officer, Mr. da Silva, the Compensation Committee followed the terms of the employment agreement that was previously negotiated between Mr. da Silva and the Company. In accordance with the terms of his employment agreement, as adjusted by the Board, Mr. da Silva received a base salary of $196,309 in 1996.

     No cash bonus was paid to Mr. da Silva for the 1996 fiscal year. In 1996, Mr. da Silva was granted an option to purchase 15,000 shares of Common Stock to make a portion of his total compensation contingent on increased value for the Company's shareholders; the option will have no value unless there is appreciation in the value of the Company's Common Stock over the option term and the option may not be exercised unless and until the shareholders approve a 4,000,000-share increase to the 1993 Plan.

     Compliance with Internal Revenue Code Section 162(m).  As a result of
Section 162(m) of the Internal Revenue Code, the Company will not be allowed a federal income tax deduction for compensation paid to certain executive officers, to the extent that compensation exceeds $1 million per officer in any one (1) year. This limitation applies to all compensation paid to the covered executive officers which is not considered to be performance based. Compensation which does qualify as performance-based compensation will not have to be taken into account for purposes of this limitation. The 1993 Plan is designed to assure that any compensation deemed paid in connection with the exercise of stock options granted under such plan with an exercise price equal to the market price of the option shares on the grant date will qualify as performance-based compensation.


Dated as of April 10, 1997
                                       Mr. Anthony J.A. Bryan
                                       Mr. William R. Thompson
                                       Dr. Frank L. Howland
                                       Mr. Lewis Solomon

                       COMPARISON OF SHAREHOLDER RETURN

     The graph below reflects a comparison of the cumulative total return (change in stock price plus reinvestment dividends) of the Company's Common Stock price with the cumulative total returns of the Nasdaq Market Index and the Company's Peer Group consisting of Altron, Inc., Ceramics Process Systems Corporation, Dense-Pac Microsystems, Inc., Irvine Sensors Corporation, and Microsemi Corp.

     COMPANY:                     MICROELECTRONIC                    BROAD
                                       PACK           PEER GROUP     MARKET
                                  ---------------     ----------     ------
      BASE:                       100.00              100.00         100.00
FISCAL YEAR ENDING: 06/30/1994     97.62               98.6           98.29
                    09/30/1994     88.1               112.83         103.52
                    12/30/1994     57.14              114.18         101.44
                    03/31/1995     33.33              116.84         104.44
                    06/30/1995     45.24              164.48         114.25
                    09/29/1995     45.24              216.68         127.3
                    12/29/1995     38.1               196.3          126.28
                    03/29/1996     78.57              185.08         132.11
                    06/28/1996     83.33              174.74         141.9
                    09/30/1996     64.29              124.56         145.81
                    12/31/1996     18.45              156.62         152.67
                    12/30/1994     57.14              114.18         101.44
                    03/31/1995     33.33              116.84         104.44
                    06/30/1995     45.24              164.48         114.25
                    09/29/1995     45.24              216.68         127.3
                    12/29/1995     38.1               196.3          126.28
                    03/29/1996     78.57              185.08         132.11
                    06/28/1996     83.33              174.74         141.9
                    09/30/1996     64.29              124.56         145.81
                    12/31/1996     18.45              156.62         152.67

____________
(1) The graph covers the period from April 21, 1994, the date the Company's initial public offering commenced, through the fiscal year ended December 31, 1996.
(2) The graph assumes that $100 was invested on April 21, 1994 in the Company's Common Stock and in each index and that all dividends were reinvested. No cash dividends have been declared on the Company's Common Stock.
(3) Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.
(4) The performance graph and all of the material in the Compensation Committee Report is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference to any filing of the Company under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, whether made before or after the date of this Proxy Statement and irrespective of any general incorporation language in any such filing.


     COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5s were required for such persons, the Company believes that it complied with all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners during the period from January 1, 1996 to December 31, 1996, with the exception of Mr. Lewis Solomon. Mr. Lewis Solomon filed an amended Form 3 on February 14, 1997 indicating that he beneficially owned 616 shares of the Company's Common Stock. Such ownership was not reported on Mr. Solomon's initial Form 3 filed on or about November 21, 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information known to the Company regarding the ownership of the Company's Common Stock as of March 31, 1997 for (i) each Director and nominee who owns Common Stock, (ii) all persons or entities who were known by the Company to be beneficial owners of five percent (5%) or more of the Company's Common Stock, (iii) the Chief Executive Officer and the other executive officers whose compensation for 1996 were each in excess of $100,000 and (iv) all executive officers and Directors of the Company as a group.

                                                             Number of Shares           Percent of Total Shares
Name and Address of Beneficial Owner                       Beneficially Owned(1)    Outstanding Beneficially Owned
------------------------------------                       ---------------------    -------------------------------
Entities that may be deemed to be affiliated with
Transpac Capital Ptc. Ltd.
6 Shenton Way
#2D-09 DBS Building
Tower Two
Singapore 068809 (2)................................                 842,013                              7.8%

Entities that may be deemed to be affiliated with
Patricof & Co. Ventures, Inc.
2100 Geng Road, Suite 220
Palo Alto, CA 94303 (3).............................                 733,997                              6.8%

Cabot Ceramics, Inc.
c/o Cabot Corporation
75 State Street
Boston, MA 02119-1806 (4)...........................                 656,992                             6.09%

Timothy da Silva (5)................................                 197,905                              1.8%

Lewis Solomon (6)...................................                 150,000                              1.4%

Anthony J.A. Bryan (6)..............................                 100,000                                *

William R. Thompson (7).............................                   3,250                                *

Frank Howland (6)...................................                   4,725                                *

Alfred Jay Moran, Jr. (6)...........................                 100,000                                *

Jee Fook Pak (6)....................................                  18,790                                *

Charles F. Wheatley (6).............................                  10,662                                *

Ernest J. Joly (6)..................................                   7,996                                *

All directors and executive officers
as a group (10 persons) (8).........................                 592,328                              5.5%

-----------
*    Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Percentage beneficially owned is based on a total of 10,793,280 shares of Common Stock issued and outstanding as of March 31, 1997. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 1997 are deemed outstanding for computing the percentage of the person holding such options or warrants but are not outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

(2) The Transpac entities include Transpac Capital Pte Ltd (the "Manager"), a Singapore private limited company; Transpac Industrial Holdings Limited ("TIH"), a Singapore private limited company; Regional Investment Company Limited ("Regional"), a Singapore public limited company; Transpac Equity Fund ("TEF"), a British Virgin Islands trust; Transpac Venture Partnership II ("TVP"), a collective investment scheme; Transpac Manager's Fund ("TMP"), a British Virgin Islands international business company; and NatSteel Equity III Pte Ltd ("NatSteel"), a Singapore private limited company. The Manager does not have any direct ownership interest in the Company's Common Stock. The Manager has, in its capacity as investment adviser to each of TIH, Regional, TEF and TVP, the power to control the voting and disposition of the 765,466 shares of Common Stock held in the aggregate by TIH, Regional, TEF and TVP and, therefore, may be deemed to be a beneficial owner of such shares. Such shares constitute approximately 13.90 percent of the outstanding Common Stock. TIH has direct beneficial ownership of 334,069 shares (approximately 6.1%) of the Common Stock. TIH shares the power to control the voting and disposition of such 334,069 shares of Common Stock with the Manager. TIH disclaims beneficial ownership of any shares of Common Stock held by any other Transpac entity. Regional has direct beneficial ownership of 92,066 shares (approximately 1.79%) of the Common Stock. Regional shares the power to control the voting and disposition of such 92,066 shares of Common Stock with the Manager. Regional disclaims beneficial ownership of any shares of Common Stock held by any other Transpac entity. TEF has direct beneficial ownership of 197,285 shares (approximately 1.79%) of the Common Stock. TEF shares the power to control the voting and disposition of such 197,285 shares of Common Stock with the Manager. TEF disclaims beneficial ownership of any shares of Common Stock held by any other Transpac entity. TVP has direct beneficial ownership of 139,415 shares (approximately 2.5%) of the Common Stock. TVP shares the power to control the voting and disposition of such 139,415 shares of Common Stock with the Manager. TVP disclaims beneficial ownership of any shares of Common Stock held by any other Transpac entity. TMF has direct beneficial ownership of 2,631 shares (approximately 0.05%) of the Common Stock. NatSteel has direct beneficial ownership of 75,547 shares (approximately 1.4%) of the Common Stock. NatSteel and the Manager have no formal relationship, advisory or otherwise, in respect of the shares of Common Stock held by NatSteel. However, NatSteel anticipates that it may rely upon the advice of Transpac in connection with the voting and disposition of the shares of Common Stock held by it. NatSteel disclaims beneficial ownership of the shares of Common Stock held by any other Transpac entity. The preceding information was obtained from a
Schedule 13D filed with the Securities and Exchange Commission on or about April 3, 1996. Mr. Steven Koo is Vice President of Transpac Capital Pte Ltd, and as such may be deemed to share voting and investment power with respect to the Transpac entities' shares. Mr. Koo disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Amount does not include any shares that may be issued upon conversion of the Transpac Debenture.

(3) Includes 202,736, 353,600, 90,466 and 87,195 shares owned by APA Excelsior Fund, APA Excelsior II, Coutts & Co. (Jersey) Ltd., Custodian for APA Excelsior Venture Capital Holding (Jersey) Ltd., and APA Venture Capital Fund, respectively, and 1,148, 1,143, 1,173 and zero shares, respectively, in the form of immediately exercisable warrants owned by such entities.

(4) Includes 654,236 shares owned by Cabot Ceramics, Inc. and 2,666 shares issuable upon exercise of a warrant. Cabot Ceramics, Inc. is a corporation wholly-owned by Cabot Corporation. The executive management of Cabot Corporation has voting and investment power over such shares and may be deemed to beneficially own such shares.

(5) Includes 1,000 shares registered in the name of Barbara da Silva, Mr. da Silva's spouse. All other shares beneficially owned by Mr. da Silva are in the form of stock options exercisable within sixty (60) days of March 31, 1997.

(6) All shares in the form of stock options exercisable within 60 days of March 31, 1997.

(7) Includes 1,000 shares owned by Mr. Thompson. All other shares beneficially owned by Mr. Thompson are in the form of stock options exercisable within sixty
(60) days of March 31, 1997.

(8)  See Notes 4 and 5 above.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In November 1996, the Company entered into an agreement for consulting services with G&L Investments, which employs, among others, Lewis Solomon (Chairman of the Board of Directors). In exchange for consulting services, G&L Investments receives $15,000 plus reasonable expenses for each month that G&L Investments provides services to the Company. In January 1997, the Company agreed to pay an additional aggregate sum of $50,000 to G&L Investments over the six month period starting in January 1997. In November 1996, the Company also entered into an agreement for consulting services with The Watley Group, LLC which employs Mr. Moran (the President and Chief Executive Officer) and Mr. Anthony Bryan (a Director), among others, pursuant to which The Watley Group, LLC receives $15,000 plus reasonable expenses for each month that it provides services to the Company. In January 1997, the Company agreed to pay The Watley Group, LLC an additional aggregate of $50,000 over the six month period starting in January 1997. Starting in January 1997, the Company also retained Mr. Moran as a full-time employee and paid Mr. Moran the prevailing minimum wage (which shall be deducted from such $50,000 payment).

     In March 1996, pursuant to a subscription agreement, the Company consummated the sale and issuance of 842,013 shares of Common Stock (the "Transpac Shares") to Transpac Capital Pte. Ltd. and a group of related investors (collectively, "Transpac"), at the purchase price of $2.37526 per share, for a total purchase price of $2,000,000 (the "Transpac Financing"). The Transpac Shares represented approximately 7.8% of the Common Stock issued and outstanding on March 31, 1997. In conjunction with the Transpac Financing, MPM
(S) Pte., Ltd. ("MPM"), a wholly-owned subsidiary of the Company, issued a debenture ("Debenture") to Transpac in the principal amount of $9,000,000. From and after April 23, 1997, the Debenture can be converted into shares of MPM's Common Stock provided MPM is then a publicly traded company, or can be repaid in cash. In addition, the Debenture will also be convertible, at Transpac's option, into shares of the Company's Common Stock. Under its terms, the Debenture may be convertible into up to the number of shares of the Company's Common Stock that, when combined with the number of shares of Common Stock then issued to Transpac upon the closing of the Transpac Financing or otherwise, will equal 49.0% of the Company's then outstanding capitalization. The Debenture will also be convertible into the number of shares of MPM common stock that is equivalent to up to 45% of MPM's then outstanding capitalization at the time of conversion. Transpac has board observer rights and the right in the future to appoint a representative of Transpac to the Company's Board of Directors. The Company guaranteed the repayment of the Debenture. The Company and Transpac are currently negotiating an equity conversion of such debt.

                                    PART IV
                                    -------

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1.   Index to Consolidated Financial Statements.
                                                                     Form 10K
                                                                     Page Number
                                                                     -----------

     Report of Independent Certified Public Accountants............      F-1

     Report of Independent Accountants.............................      F-2

     Consolidated Balance Sheets as of
      December 31, 1996 and 1995...................................      F-3

     Consolidated Statements of Operations
      for the three-year period ended
      December 31, 1996............................................      F-4

     Consolidated Statements of Cash Flows for
      the three-year period ended
      December 31, 1996............................................      F-5

     Consolidated Statements of Shareholders'
      Equity (Deficit) for the three-year period
      ended December 31, 1996......................................      F-6

     Notes to Consolidated Financial Statements....................      F-7


     2.   Consolidated Financial Statement Schedules.

          The following financial statement schedules of Microelectronic Packaging, Inc. and its subsidiaries are included in this annual report on Form 10-K.

                                                                     Form 10-K
                                                                     Page Number
                                                                     -----------

     Report of Independent Certified Public Accountants on
       Financial Statement Schedules...............................     F-24
     Schedule I --  Condensed Financial Information of
                      Microelectronic Packaging, Inc...............     F-25
     Schedule II -- Valuation and Qualifying Accounts and
                      Reserves.....................................     F-30


     Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

(b)  Reports on Form 8-K

     During the fourth quarter ended December 31, 1996, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on October 28, 1996.

(c)  Exhibits -- See Exhibit List below.


NUMBER              DESCRIPTION

 2.1(1) Agreement and Plan of Merger, dated July 19, 1991, among the Company, Cabot Ceramics, Inc. and Cabot Acquisition Corporation.

 2.2(1) Installment Stock Purchase Agreement dated June 15, 1993 among the Company, Mr. Waldemar Heeb and Mrs. Ikuko Mayeda.

 2.3(1)+ License Agreement dated July 27, 1992 among the Company and Micro Substrates, Inc. and Micro Substrates, L.P.

 3.1(10) Amended and Restated Articles of Incorporation of the Company filed May 31, 1996.

 3.2(1) Amended and Restated Articles of Incorporation of the Company filed January 18, 1994.

 3.3(1) Form of Amended and Restated Articles of Incorporation of the Company filed on the closing of the offering made pursuant to the Company's Registration Statement of Form S-1.

 3.4       Amended and Restated Bylaws of the Company.

 3.5(1) Amended and Restated Articles of Incorporation of the Company filed before the closing of the offering made pursuant to the Company's Registration Statement on Form S-1.

 4.1(1)    Specimen Certificate of Common Stock.

 4.2(1) Form of Warrant to purchase 160,000 shares of Common Stock of the Company issued by the Company to Thomas James Associates, Inc. entered into upon the closing of the offering made pursuant to the Company's Registration Statement on Form S-1.

 4.3(1) Form of Warrant issued by the Company to Silicon Valley Bank to purchase shares of Common Stock of the Company.

 4.4(1) Form of Convertible Promissory Note dated August 31, 1993 issued by the Company to certain investors, as amended by that certain Letter of Extension of Due Date of Convertible Promissory Notes dated February 11, 1994 issued by the Company to certain investors.

 4.5(1) Form of Amended and Restated Promissory Note issued by the Company to certain investors prior to the closing of the offering made under the Company's Registration Statement on Form S-1.

 4.6(1) Form of Warrant to Purchase Common Stock dated August 31, 1993 issued by the Company to certain investors.

 4.7(1) Form of Warrant to Purchase Series B Preferred Stock, dated August 8, 1989, issued by the Company to certain investors, as amended by that certain Series B Preferred Stock Purchase Warrant Consent and Amendment, dated August 30, 1991, and as amended by that certain Series B Preferred Stock Purchase Warrant, Second Consent and Amendment, entered into by the Company.

 4.8(1) Letter of Extension of Due Date of Convertible Promissory Notes dated February 11, 1994 issued by the Company to certain investors.

 4.9(1) Amended and Restated Microelectronic Packaging, Inc. Convertible Promissory Note due April 30, 1994 dated February 28, 1994 between the Company and Cabot Ceramics, Inc.

 5.1(1)    Opinion of Brobeck, Phleger & Harrison LLP.

10.1(1) Second Amended and Restated Registration Rights Agreement, Waiver Agreement and Conversion Agreement entered into among the Company and certain investors named therein.

10.2(1) Employment Agreement dated June 15, 1993 between CTM Electronics, Inc. and Mr. Waldemar Heeb.

10.3(1) Installment Insurance Agreement dated June 15, 1993 between the Company and Mr. Waldemar Heeb.

10.4(1) Settlement and Release Agreement dated April 30, 1993 among the Company, CTM Electronics, Inc., Mr. Waldemar Heeb and Mr. Tadashi Murakami.

10.5(1) Secured Promissory Note dated May 30, 1993 in the principal amount of $150,000 issued by the Company in favor of Mr. Tadashi Murakami.

10.6(1) Settlement and Mutual Release Agreement dated April 30, 1993 among the Company, CTM Electronics, Inc., Mr. Waldemar Heeb and Mr. Paul Koo.

10.7(1) Settlement and Mutual Release Agreement dated April 30, 1993 among the Company, CTM Electronics, Inc., Mr. Waldemar Heeb and Mr. Shigenobu Koyabu.

10.8(1)    1993 Stock Option/Stock Issuance Plan.

10.9(1)    Form of Director Automatic Option Grant Agreement.

10.10(1)   Option Agreement between the Company and Mr. Timothy da Silva.

10.11(1)   Employment Agreement between the Company and Mr. Timothy da Silva.

10.12(1) Loan and Security Agreement dated October 24, 1991 between Microelectronic Packaging America and Silicon Valley Bank, as amended by that Amendment to Loan Agreement dated May 26, 1992, as amended by that Amendment to Loan Agreement dated December 23, 1992, and as amended by that Amendment to Loan Agreement dated June 25, 1993.

10.13(1) Factoring Agreement dated June 18, 1993 between Microelectronic Packaging America and Silicon Valley Financial Services.

10.14(1) Continuing Guaranty dated October 24, 1991 between the Company and Silicon Valley Bank.

10.15(1) Letter Agreement for General Banking Facilities dated October 9, 1993 between Microelectronic Packaging (S) Pte. Ltd., a Singapore company ("MPS"), and Development Bank of Singapore, as revised by Letter Agreement dated November 19, 1993.

10.16(1) Guaranty dated August 24, 1990 between the Company and Development Bank of Singapore, as confirmed by Letter of Confirmation dated April 29, 1992.

10.17(1)   Term Loan between MPS and Development Bank of Singapore.

10.18(1) Mortgages dated August 16, 1989 among MPS, DBS Finance Limited, a Singapore company, and Development Bank of Singapore.

10.19(1) Promissory Note dated September 1, 1993 between the Company and Scripps Bank, a California bank in the principal amount of $166,001 maturing May 1, 1995.

10.20(1) Promissory Note dated September 13, 1993 between the Company and Scripps Bank in the principal amount of $100,000 maturing September 15, 1994.

10.21(1) Corporate Guarantee dated September 13, 1993 in the amount of $100,000 maturing September 15, 1994, between the Company and Scripps Bank.

10.22(1) Corporate Guarantee dated September 1, 1993 in the amount of $166,001 maturing May 1, 1995, between the Company and Scripps Bank.

10.23(1) Escrow Agreement dated October 11, 1993 between the Company and Innoventure (S) Pte. Ltd., a Singapore company.

10.24(1) Collaborative Manufacturing Agreement dated July 29, 1993 between the Company and Innoventure (S) Pte. Ltd., a Singapore company.

10.25(1) Technical Information Agreement dated January 19, 1993 between The Carborundum Company and MPC (S) Pte. Ltd., a Singapore company.

10.26(1)+  Option Agreement dated January 19, 1992 among the Company, The
           Carborundum Company and MPC (S) Pte. Ltd, a Singapore company.

10.27(1)+  Technical License Agreement dated September 14, 1987 between the
           Company and Samsung Corning Co. Ltd., a Korean company ("Samsung").

10.28(1)   Agreement dated September 14, 1987 between the Company and Samsung.

10.29(1) Alumina Powder Agreement dated December 17, 1987 between the Company and Samsung.

10.30(1) Investment Agreement dated September 14, 1987 between the Company and Samsung.

10.31(1) Lease Agreement dated September 10, 1990, as amended February 20, 1991, between CTM Electronics, Inc. and Judd/King No. 1, a California general partnership, for the San Diego office and industrial center at 9350 Trade Place, Suite A.

10.32(1) Lease Agreement dated February 6, 1991 between Microelectronic Packaging (S) Pte. Ltd., a Singapore company, and Jurong Town Corporation for the industrial premises at 31 Tuas Avenue 8, Jurong Town, Singapore, as renewed by a Lease Renewal Letter dated August 26, 1993.

10.33(1) Lease Agreement dated February 11, 1993 between Microelectronic Packaging (S) Pte. Ltd., a Singapore company, and Jurong Town Corporation for a portion of the premises at 1003 Bukit Merah Central, Singapore.

10.34(1) Lease Agreement dated November 21, 1984 between Microelectronic Packaging (S) Pte. Ltd., a Singapore company, and Jurong Town Corporation for the premises at 28 Tuss, Jurong Town, Singapore.

10.35(1) Form of Indemnification Agreement between the Company and each of its officers and directors.

10.36(1) Amendment to Settlement and Release Agreement dated December 22, 1993 among the Company, CTM Electronics, Inc., Mr. Waldemar Heeb and Mr. Tadashi Murakami.

10.37(1) Note Amendment Agreement dated December 22, 1993 issued by the Company in favor of Mr. Tadashi Murakami.

10.38(1) Amendment to Settlement and Release Agreement dated December 22, 1993 among the Company, CTM Electronics, Inc., Mr. Waldemar Heeb and Mr. Paul Koo.

10.39(1) Amendment to Settlement and Release Agreement dated December 22, 1993 among the Company, CTM Electronics, Inc., Mr. Waldemar Heeb and Mr. Shigenobu Koyabu.

10.40(1) Letter Agreement dated December 21, 1993, by and between the Company and Samsung.

10.41(1) Letter Agreement, dated December 16, 1993, by and between the Company and Samsung.

10.42(1) Letter of Intent to Reach Cooperation Agreement dated February 7, 1994 between the Company and Schott Glaswerice, a Germany corporation.

10.43(1) Secondary Agreement dated January 7, 1994 between MPS and Schott Glass Singapore Pte. Ltd., a Singapore company.

10.44(1) Tenancy dated January 7, 1994 between MPS and Schott Glass Singapore, Pte. Ltd.

10.45(1) Agreement to Lease dated December 13, 1993 between MPS and Schott Glass Singapore Pte, Ltd.

10.46(1) Amendment to Loan Agreement dated January 27, 1994 between Microelectronic Packaging America and Silicon Valley Bank.

10.47(1) Amendment to Loan Agreement dated February 23, 1994 between Microelectronic Packaging America and Silicon Valley Bank.

10.48(1) Consent to Certain Corporate Actions dated February 11, 1994 between the Company and Development bank of Singapore.

10.49(1) Consulting Agreement, dated January 1, 1993, between the Company and S&N Corporation

10.50(1) Amendment to Loan Agreement dated April 13, 1994 between Microelectronic Packaging America and Silicon Valley Bank.

10.51(1)  Option Agreement between the Company and Ernest J. Joly.

10.52(1)  Compensation Agreement between the Company and Ernest J. Joly.

10.53(1)  Option Agreement the Company and Charles F. Wheatley.

10.54(1)  Compensation Agreement between the Company and Charles F. Wheatley.

10.55(1) Consent to Certain Corporate Actions dated April 12, 1994 between the Company and Development Bank of Singapore.

10.56(3) Letter Agreement, dated May 27, 1994, by and between the Company and Development Bank of Singapore.

10.57(4)/+/  Purchase Option Agreement dated August 4, 1994 by and between
             International Business Machines ("IBM") and the Company.

10.58(4)/+/  Multilayer Technology Transfer and Licensing Agreement, dated
             August 4, 1994, by and between the Company and IBM.

10.59(4) Form of Promissory Note Issued by Contact International Corporation in favor of the Company.

10.60(4)  Form of Common Stock Option issued by CIC Holding, Inc. to the
          Company.

10.61(4)  Form of Common Stock Warrant issued by CIC Holding, Inc. to the
          Company.

10.62(4)  Form of Common Stock Warrant issued by CIC Holding, Inc. to the
          Company.

10.63(4) Form of Option to purchase the Common Stock of CIC Holding, Inc. issued by D.G.D. Bucci to the Company.

10.64(5) Tenancy Agreement relating to Private Lot A14698 at 9 Tuas Basin Link between Jurong Town Corporation and MPM Singapore Pte Ltd dated November 18, 1994.

10.65(5) Offer of Tenancy for an Extended C8 Type Factory Building on Lot A14698(A) at 5 Tuas Basin Link, Jurong Industrial Estate, Singapore 2263 from Jurong Town Corporation dated December 2, 1994.

10.66(5) Offer of Tenancy for an Extended C8 Type Factory Building on Lot A14698(B) at 7 Tuas Basin Link, Jurong Industrial Estate, Singapore 2263 from Jurong Town Corporation dated January 26, 1995.

10.67(5) Offer Letter from DBS Bank of Term Loan/Short Term Advances Facilities dated December 15, 1994.

10.68(5) Sale and Purchase Agreement for CERDIP Manufacturing Equipment and Alumina Powder Equipment between the Company and Samsung Corning Company, Ltd., dated December 19, 1994.

10.69(5)  Letter dated march 31, 1995 from Development Bank of Singapore.

10.70(7) Loan and Security Agreement, dated May 16, 1995, between the Company, MPS and Texas Instruments.

10.71(7) Loan and Security Agreement, dated May 30, 1995, between the Company, and NSEB.

10.72(9) Supply Guarantee and Preferred Allocation Agreement dated August 17, 1995 between Registrant, MPS and SGS-Thomson Microelectronics Pte. Ltd. (the "Supply Guarantee").

10.73(11) Agreement Relating to Guarantee among Registrant, MPA, CTM, MPS and
          Motorola.

10.74(11) Supplemental Agreement to the Supply Guarantee dated October 19,
          1995.

10.75(11) $1,000,000 Term Loan Financing between Citibank N.A. and MPS.

10.76(14) Subscription Agreement by and among MPI, Transpac Capital Pte Ltd,
          Transpac Industrial Holdings Ltd., Regional Investment Company Ltd and Natsteel Equity III Pte Ltd.

10.77(14) Convertible Loan Agreement by and among MPI, MPM, Transpac Capital
          Pte Ltd, Transpac Industrial Holdings Ltd, Regional Investment Company Ltd and Natsteel Equity III Pte Ltd.

10.78(14) Guarantee issued by MPI.

10.80(12) Form of Offshore Securities Subscription Agreement dated October
          22, 1996 by and among MPI, Purchaser and Loselle Greenawalt Kaplan Blair & Adler.

10.81(12) Form of 8% Convertible Debenture issued to the Purchasers.

10.82(12) Form of Common Stock Purchase Warrant dated October 22, 1995 issued by MPI to Dussledorf Securities Limited.

10.84(13) Form of Amendment to 8% Convertible Debenture.

10.85 Novation Agreement between Microelectronic Packaging, Inc. and Innoventure (S) Pte. Ltd.

10.86 Agreement for Subcontract Manufacturing between Microelectronic Packaging (S) Pte. Ltd. and PT Ironhill dated September 5, 1995.

10.87 Sub-Contract Manufacturing Agreement between Microelectronic Packaging, Inc. and Innoventure (S) Pte. Ltd. dated July 29, 1993.

10.88 Sub-Contract Manufacturing Agreement between Microelectronic Packaging, Inc. and PT Ironhill Micro Electronic Packaging Co. Ltd. dated July 29, 1993.

10.89 Amended Loan and Security Agreement dated January 2, 1997 by and between NS Electronics Bangkok (1993) Ltd. and Microelectronic Packaging, Inc.

10.90 Second Secured Promissory Note dated January 2, 1997 by and between NS Electronics Bangkok (1993) Ltd. and Microelectronic Packaging, Inc.

10.91 Amended Loan and Security Agreement dated February 16, 1997 by and between Texas Instruments Singapore (Pte) Limited and
          Microelectronic Packaging (S) Pte. Ltd.

10.92 Consulting Agreement dated November 21, 1996, as amended, by and between the Company and The Watley Group, LLC.

10.93 Consulting Agreement dated November 21, 1996, as amended, by and between the Company and G&L Investments.

16.1(10)  Letter dated November 27, 1995 from Price, Waterhouse LLP to
          Registrant.

21.1(5)   Subsidiaries of the Company.

23.1      Consent of Price Waterhouse LLP, Independent Accountants.

23.2      Consent of BDO Seldman LLP.

24.1      Power of Attorney (see page 52).

27.1      Financial Data Schedule

99.1(2)   1993 Stock Options/Stock Issuance Plan.

99.2(2)   Form of Notice of Grant of Stock Option and Stock Option Agreement.

99.3(2)   Addendum to Stock Option Agreement (Special Tax Elections).

99.4(2)   Addendum to Stock Option Agreement (Financial Assistance).

99.5(2) Form of Notice of Grant of Stock Option with Stock Option Agreement (Non-Employee Director Automatic Grant),

99.6(2)   Form of Stock Issuance Agreement.

99.7(2) Compensation Agreement between Timothy da Silva and the Company dated April 12, 1994.

99.8(2) Stock Option Agreement between Timothy da Silva and the Company dated October 22, 1992.

99.9(2) Compensation Agreement between Ernest J. Joly and the Company dated April 12, 1994.

99.10(2) Stock Option Agreement between Ernest J. Joly and the Company dated February 16, 1994.

99.11(2) Compensation Agreement between Charles F. Wheatley and the Company dated April 12, 1994.

99.12(2) Stock Option Agreement between Charles F. Wheatley and the Company dated February 16, 1994.
---------------------

(1) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33-72890) declared effective by the Securities and Exchange Commission on April 21, 1994.

(2) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-8 (File No. 33-78452) filed with the Securities and Exchange Commission on April 29, 1994.

(3) Incorporated by reference from an exhibit filed with the Company's Quarterly Report on Form 10-Q (File No. 0-23562) filed with the Securities and Exchange Commission on August 15, 1994.

(4) Incorporated by reference from an exhibit filed with the Company's Quarterly Report on Form 10-Q (File No. 0-23562) filed with the Securities and Exchange Commission on November 14, 1994.

(5) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K (File No. 0-23562) filed with the Securities and Exchange Commission on April 17, 1995 as amended.

(6) Incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K (File No. 0-23562) filed with the Securities and Exchange Commission on February 2, 1995.

(7) Incorporated by reference from an exhibit filed with the Company's Quarterly Report on Form 10-Q (File No. 0-23562) filed with the Securities and Exchange Commission on August 21, 1995.

(8) Incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K (File No. 0-23562) filed with the Securities and Exchange Commission on September 12, 1995.

(9) Incorporated by reference from an exhibit filed with the Company's Quarterly Report on Form 10-Q (File No. 0-23562) filed with the Securities and Exchange Commission on November 14, 1995.

(10) Incorporated by reference from an exhibit filed with the Company's Quarterly Report on Form 10-Q (File No. 0-23562) filed with the Securities and Exchange Commission for the period ended June 30, 1996.

(11) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K (File No. 0-23562) for the 1995 fiscal year filed with the Securities and Exchange Commission.

(12) Incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K (File No. 0-23562) filed with the Securities and Exchange Commission on October 28, 1996.

(13) Incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K File No. 0-23562) filed with the Securities and Exchange Commission on January 15, 1997.

(14) Incorporated by reference from an exhibit filed with the Company's current report on Form 8-K (File No. 0-23562) dated March 27, 1996 and filed with the Securities and Exchange Commission on April 5, 1996.

+ Confidential Treatment has been granted for the deleted portions of this document.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 10, 1997.

                                  MICROELECTRONIC PACKAGING, INC.



Date:  April 10, 1997             By:/s/ ALFRED J. MORAN, JR.
                                     -------------------------------------
                                     Alfred J. Moran, Jr.
                                     President and Chief Executive Officer

                               POWER OF ATTORNEY
                               -----------------

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alfred J. Moran, Jr. and Denis Trafecanty, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  April 10, 1997             By: /s/ ALFRED J. MORAN, JR.
                                      --------------------------------------
                                      Alfred J. Moran, Jr.
                                      President and Chief Executive Officer


Date:  April 10, 1997             By: /s/ DENIS TRAFECANTY
                                      --------------------------------------
                                      Denis Trafecanty
                                      Chief Financial Officer and Secretary


Date:  April 10, 1997             By: /s/ LEWIS SOLOMON
                                      --------------------------------------
                                      Lewis Solomon
                                      Chairman of the Board of Directors of
                                      the Company


Date:  April 10, 1997             By: /s/ FRANK HOWLAND
                                      -------------------------------------
                                      Frank Howland
                                      Director of the Company


Date:  April 10, 1997             By: /s/ ANTHONY J.A. BRYAN
                                      -------------------------------------
                                      Anthony J.A. Bryan
                                      Director of the Company


Date:  April 10, 1997             By: /s/ WILLIAM R. THOMPSON
                                      ------------------------------------
                                      William R. Thompson
                                      Director of the Company


Date:  April 10, 1997             By: /s/ TIMOTHY DA SILVA
                                      -----------------------------------
                                      Timothy da Silva
                                      Director of the Company

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Microelectronic Packaging, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of Microelectronic Packaging, Inc. as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microelectronic Packaging, Inc. at December 31, 1996 and 1995 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered a loss from operations in the amount of $11,301,000 and a loss from disposal of multilayer ceramics operations of $30,541,000 in 1996, has a working capital deficiency of $30,015,000 and an accumulated deficiency of $68,752,000 as of December 31, 1996, is not in compliance with certain loan agreements, has received a demand letter from one of its lenders, is economically dependent on a limited number of customers, has a foreign subsidiary in receivership under Singapore law and has various claims and lawsuits filed against the Company and its subsidiaries and may be forced to seek protection for the Company and certain subsidiaries under United States bankruptcy or similar bankruptcy laws in Singapore. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. In the event a plan of reorganization is accepted for the subsidiary, continuation of the Company thereafter is dependent on the Company's ability to negotiate payment arrangements with other creditors and achieve sufficient cash flow to meet its restructured debt obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, in 1996 the Company changed its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.


                                    BDO SEIDMAN, LLP


Costa Mesa, California March 26, 1997,
except for Note 17 paragraph 8 which
is as of April 5, 1997, and Note 9
paragraph 11 which is as of April 10, 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Microelectronic Packaging, Inc.


In our opinion, the 1994 consolidated financial statements listed in the index appearing under item 14(a)(1) and (2) present fairly, in all material respects, the results of operations and cash flows of Microelectronic Packaging, Inc.
and its subsidiaries for the year ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Microelectronic Packaging, Inc. and its subsidiaries for any period subsequent to December 31, 1994.

The aforementioned financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of approximately $2.9 million during 1994 and has a working capital deficiency as of December 31, 1994. In addition, the Company has embarked on a significant business development effort and will require significant additional capital resources to maintain its operations and business development efforts. These matters raise substantial doubts about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in Note 2. The aforementioned financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICE WATERHOUSE LLP

San Diego, California
April 11, 1995

                        MICROELECTRONIC PACKAGING, INC.
                          CONSOLIDATED BALANCE SHEETS

December 31,                                                                   1996            1995
-------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
 Cash                                                                      $  2,954,000    $  2,923,000
 Accounts receivable, net                                                     5,849,000       6,815,000
 Inventories                                                                 10,072,000       7,158,000
 Other current assets                                                         1,836,000       3,659,000
-------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                         20,711,000      20,555,000
-------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                            3,479,000      16,943,000
Other non-current assets                                                        704,000       4,929,000
-------------------------------------------------------------------------------------------------------

                                                                           $ 24,894,000    $ 42,427,000
=======================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
 Line of credit borrowings, due on demand                                  $  5,201,000    $  9,245,000
 Debt in default, due on demand                                               8,084,000               -
 Current portion of long-term debt                                            2,527,000       3,316,000
 Accounts payable                                                            12,522,000       9,292,000
 Accrued liabilities                                                          2,626,000       3,013,000
 Deferred revenue                                                               503,000         572,000
 Current liabilities of discontinued operations, net                         19,263,000              --
-------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                    50,726,000      25,438,000
-------------------------------------------------------------------------------------------------------

Long-term debt, less current portion                                          4,782,000       9,573,000
COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS
-------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, no par value:
     Authorized shares - 15,000,000 at 1996 and 10,000,000 at 1995
     Issued and outstanding - 6,991,493 at 1996 and 4,660,093 at 1995        38,138,000      34,326,000
 Accumulated deficit                                                        (68,752,000)    (26,910,000)
-------------------------------------------------------------------------------------------------------

                                                                            (30,614,000)      7,416,000
-------------------------------------------------------------------------------------------------------

                                                                           $ 24,894,000    $ 42,427,000
=======================================================================================================

                    See accompanying notes to consolidated financial statements.

                        MICROELECTRONIC PACKAGING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31,                                                1996             1995             1994
----------------------------------------------------------------------------------------------------------------

Net Sales
 Product sales                                                    $ 54,203,000      $57,996,000      $41,115,000
 Other sales                                                         1,785,000                -        1,173,000
----------------------------------------------------------------------------------------------------------------
                                                                    55,988,000       57,996,000       42,288,000
Cost of goods sold
 Product sales                                                      47,255,000       46,410,000       36,589,000
 Other sales                                                         1,523,000                -        1,070,000
----------------------------------------------------------------------------------------------------------------
                                                                    48,778,000       46,410,000       37,659,000
----------------------------------------------------------------------------------------------------------------
Gross profit                                                         7,210,000       11,586,000        4,629,000
Selling, general and administrative                                  8,260,000        7,626,000        4,991,000
Impairment of long-lived assets                                      6,163,000                -                -
Engineering and product development                                  2,717,000        2,152,000        1,734,000
----------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                       (9,930,000)       1,808,000       (2,096,000)
----------------------------------------------------------------------------------------------------------------

Other income (expense):
 Interest expense                                                   (2,032,000)      (1,123,000)        (443,000)
 Foreign exchange gain (loss)                                          292,000       (1,233,000)      (1,009,000)
 Royalty revenue                                                             -                -          153,000
 Other income, net                                                     369,000          614,000          496,000
----------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                           (11,301,000)          66,000       (2,899,000)
Discontinued operations:
 Loss from operations                                               (1,196,000)      (1,452,000)         (40,000)
 Estimated loss on disposal of
  multilayer ceramics operations,
  including provision of $1,580,000
  for operating losses through disposal date                       (29,345,000)               -                -
----------------------------------------------------------------------------------------------------------------

Net loss                                                          $(41,842,000)    $ (1,386,000)     $(2,939,000)
================================================================================================================

Weighted average number of shares outstanding                        5,445,000        4,660,000        4,174,000
================================================================================================================

Net loss per common share (1996 and 1995 historical, and
 1994 pro forma):
  Loss from continuing operations                                 $      (2.07)    $       0.01      $     (0.69)
  Discontinued operations                                                (5.61)           (0.31)           (0.01)
----------------------------------------------------------------------------------------------------------------
Net loss per share                                                $      (7.68)    $      (0.30)     $     (0.70)
================================================================================================================

         See accompanying notes to consolidated financial statements.

                        MICROELECTRONIC PACKAGING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


INCREASE (DECREASE) IN CASH
Year ended December 31,                                                 1996               1995               1994
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                          $(41,842,000)       $ (1,386,000)       $(2,939,000)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                      2,607,000           2,521,000          2,346,000
  Discontinued operations                                           30,541,000                   -                  -
  Provision for revaluation of long-lived assets                     6,163,000                   -                  -
  Non-employee stock-based compensation                                332,000                   -                  -
  Discount on conversion of debentures                                 700,000                   -                  -
  Loss on sale of fixed assets                                          12,000                   -              2,000
  Write down for revaluation of subsidiary                                   -           1,000,000                  -
  Unrealized loss on borrowings denominated in
   foreign currency and from forward foreign currency
   contracts                                                                 -             903,000            649,000
  Realized benefit from forward foreign currency contracts            (292,000)           (358,000)          (239,000)
Changes in assets and liabilities, net of effects
 of discontinuance in 1996:
  Accounts receivable                                                  966,000             642,000         (1,600,000)
  Inventories                                                       (3,354,000)         (2,148,000)          (173,000)
  Other current assets                                               1,731,000          (1,236,000)          (789,000)
  Other non-current assets                                           1,303,000          (1,801,000)        (1,508,000)
  Accounts payable, accrued liabilities and deferred revenue         3,641,000           2,162,000          1,259,000
---------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities of:
  Continuing operations                                              2,508,000             299,000         (2,992,000)
  Discontinued operations                                           (6,665,000)                  -                  -
---------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                    (4,157,000)            299,000         (2,992,000)
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Acquisition of fixed assets
  continuing operations                                             (1,284,000)        (12,163,000)        (2,443,000)
  discontinued operations                                           (8,852,000)                  -                  -
 Proceeds from sale of fixed assets                                    310,000                   -             26,000
 Advances under notes receivable                                             -             (30,000)          (940,000)
 Realized benefit from forward foreign currency contracts              292,000             358,000            239,000
---------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                               (9,534,000)        (11,835,000)        (3,118,000)
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:

 Increase (decrease) in short-term notes payable
  Continuing operations                                               (847,000)          3,405,000            538,000
  Discontinued operations                                              101,000                   -                  -
 Borrowings under long-term debt and promissory notes
  Continuing operations                                              5,128,000          10,599,000          1,507,000
  Discontinued operations                                            9,000,000                   -                  -
 Principal payments on long-term debt and promissory notes
  Continuing operations                                             (1,200,000)           (891,000)        (1,543,000)
  Discontinued operations                                             (340,000)                  -                  -
 Issuance of common stock, net                                       1,880,000                   -          5,906,000
---------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                           13,722,000          13,113,000          6,408,000
---------------------------------------------------------------------------------------------------------------------
Net increase in cash                                                    31,000           1,577,000            298,000
Cash at beginning of year                                            2,923,000           1,346,000          1,048,000
---------------------------------------------------------------------------------------------------------------------
Cash at end of year                                               $  2,954,000        $  2,923,000        $ 1,346,000
=====================================================================================================================

                        MICROELECTRONIC PACKAGING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

         See accompanying notes to consolidated financial statements.

                        MICROELECTRONIC PACKAGING, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (DEFICIT)


                           Preferred Stock A         Preferred Stock B             Common Stock
                         ----------------------   ------------------------   ------------------------   Accumulated
                          Shares      Amount       Shares        Amount       Shares        Amount        Deficit         Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE
 January 1, 1994          239,251   $ 9,401,000    1,231,123   $ 7,018,000   1,285,264   $ 12,001,000   $(22,585,000)  $  5,835,000

Common stock issued             -             -            -             -   1,600,021      5,906,000              -      5,906,000

Conversion of
  preferred stock        (239,251)   (9,401,000)  (1,231,123)   (7,018,000)  1,774,808     16,419,000              -              -

Net loss                        -             -            -             -           -              -     (2,939,000)    (2,939,000)

-----------------------------------------------------------------------------------------------------------------------------------
BALANCE,
 December 31, 1994              -             -            -             -   4,660,093     34,326,000    (25,524,000)     8,802,000

Net loss                        -             -            -             -           -              -     (1,386,000)    (1,386,000)

-----------------------------------------------------------------------------------------------------------------------------------
BALANCE,
 December 31, 1995              -             -            -             -   4,660,093     34,326,000    (26,910,000)     7,416,000

Common stock issued             -             -            -             -   2,331,400      3,480,000              -      3,480,000

Non-employee
  stock compensation            -             -            -             -           -        332,000              -        332,000

Net loss                        -             -            -             -           -              -    (41,842,000)   (41,842,000)

-----------------------------------------------------------------------------------------------------------------------------------
BALANCE,
 December 31, 1996              -   $         -            -   $        -    6,991,493   $ 38,138,000   $(68,752,000)  $(30,614,000)

===================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  -  DESCRIPTION OF COMPANY AND SUMMARY OF ACCOUNTING POLICIES

Microelectronic Packaging, Inc. ("MPI" or the "Company") is an electronic interconnect solutions company with design, manufacturing and sales services to support the requirements of electronic systems and integrated circuit ("IC" or "semiconductor") manufacturers. The Company develops, manufactures, markets and sells multichip modules ("MCMs") and pressed ceramic packages to customers in the IC, telecommunications, automatic test equipment and other electronics related industries.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of MPI and its wholly-owned subsidiaries, Microelectronic Packaging (S) Pte. Ltd. ("MPS") (including its wholly-owned subsidiary Furnace Technology (S) Pte. Ltd.), Microelectronic Packaging America ("MPA"), MPC (S) Pte. Ltd. ("MPC"), CTM Electronics, Inc. ("CTM"), MPM (S) Pte. Ltd. ("MPM") and Verro Printing Screens Pte. Ltd. ("VPS"). VPS had been dormant since August 1984 and was dissolved in March 1994. All significant intercompany accounts, transactions and profits have been eliminated.

CASH AND CASH EQUIVALENTS - For the purpose of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

INVENTORIES - Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.

PRODUCTION SUPPLIES - Production supplies, principally comprising printing fixtures, pressing and graphite tools, and furnace refractories are stated at cost and are charged to cost of goods sold as utilized in the production process. Amounts expected to be utilized within the next year are included in other current assets in the accompanying consolidated financial statements.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives generally ranging from three to thirty years. Leasehold improvements and assets under capital leases are amortized over the shorter of the estimated useful lives of the assets or the life of the lease.

IMPAIRMENT OF LONG-LIVED ASSETS - As of January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Note 18). SFAS No. 121 prescribes that an impairment loss is recognized in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on an estimate of future discounted cash flows. Adoption of SFAS No. 121 did not have a material impact on the Company's financial statements.

LONG-TERM PREPAID AND INTANGIBLE ASSETS - Long-term prepaid and intangible assets are comprised of prepaid royalties, deferred facility start-up costs and certain other intangible assets. The amortization of such amounts is included in the operating results of the period of expected benefit. The Company periodically assesses the recoverability of these assets and records an impairment of such assets when the projected gross cash flows are no longer estimated to be sufficient to recover such assets.

     Prepaid Royalties - Under the terms of its technology transfer and licensing agreement with International Business Machines Corporation ("IBM") (see Note 4), the Company agreed to pay an up-front minimum royalty of $2,000,000. This up-front royalty was included in other non-current assets for 1995, which was expensed in 1996 as a result of the discontinuance of the multilayer ceramics operations.

     Deferred Facility Start-up Costs - The Company has incurred costs associated with establishing a production facility to manufacture product utilizing the technology licensed from IBM (see Note 4). Such deferred facility start-up costs primarily consisted of direct incremental employee and employee related costs and pre-operating rent for new facilities which were included in other non-current assets at December 31, 1995. These costs, which totaled $8,921,000, were expensed in 1996 as a result of the discontinuance of the multilayer ceramics operations.

     Intangible Assets - Intangible assets consist of an acquired customer base and purchased technology licenses and are classified as other non-current assets. Intangible assets are amortized using the straight-line method over estimated

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     useful lives of 7 years. In 1996, the Company determined that the purchased technology is of no further benefit to the Company, and wrote-off the remaining net book value in 1996.

REVENUE RECOGNITION - The Company recognizes revenue from product sales at the time of shipment. Non-refundable license fees are recognized as revenue when the Company has no material remaining performance obligations under the associated license agreement. Other sales in 1994 and 1996 include the revenue arising from the resale of certain production equipment and related production supplies. The equipment and supplies were purchased by the Company on behalf of, and sold to, a third party pursuant to purchase orders. Revenues from these transactions were recognized at the time the Company had satisfied all of its significant performance obligations.

INCOME TAXES - The domestic parent Company and its U.S. subsidiaries file consolidated returns for U.S. federal income tax purposes. For California income tax purposes, the domestic parent company files on a unitary basis with all foreign and domestic subsidiaries. The Singapore subsidiaries file income tax returns in Singapore based upon their separate taxable income.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year(s) in which the differences are expected to reverse. This requires that the Company record a deferred tax asset related to the future income tax benefits associated with tax loss and credit carryforwards, and certain temporary differences for which tax benefits have not previously been recognized. Deferred tax assets are to be reduced by a valuation allowance when it is more likely than not that a portion or all of the deferred tax asset will not be realized. In addition, under SFAS 109, the tax benefit associated with the utilization of operating loss carryforwards is included in the regular provision for income taxes.

STOCK-BASED COMPENSATION - The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost is recognized for its employee stock option plans, unless the exercise price of options granted is less than fair market value on the date of grant. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (see Note 13).

FOREIGN CURRENCY TRANSACTIONS - The accounts of the Company's Singapore subsidiaries are maintained in U.S. dollars and the U.S. dollar is considered to be the functional currency of all consolidated subsidiaries. Transaction gains/(losses) resulting from transactions denominated in foreign currencies (primarily related to certain raw material purchases denominated in Japanese yen and other costs of production and administration denominated in Singapore dollars) are included in the results of operations for the period in which the exchange rates change.

FORWARD FOREIGN CURRENCY CONTRACTS - Subject to bank financing and consent, the Company enters into forward foreign currency contracts to minimize the short-term impacts of exchange rate fluctuations related to certain raw material purchases denominated in Japanese yen and other costs of production and administration denominated in Singapore dollars. The cost of the contracts and any resulting gains and losses on the contracts are included in the results of operations in the period in which the exchange rates change.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount of cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. The carrying amounts of the Company's short-term credit facilities and mortgage notes approximate fair value because the interest rates on these instruments are subject to change with market interest rates. As the majority of the Company's long-term obligations are classified as current liabilities (due on demand, due to defaults under debt covenants), the Company believes that their carrying amounts approximate their fair value.

ENGINEERING AND PRODUCT DEVELOPMENT COST - Engineering and product development costs are expensed as incurred.

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


HISTORICAL AND PRO FORMA (UNAUDITED) NET INCOME (LOSS) PER COMMON SHARE - Prior to April 1994, the Company's historical capital structure was not indicative of its prospective structure due to the conversion of all shares of convertible preferred stock into common shares concurrent with the closing of the Company's initial public offering in April 1994. Accordingly, historical net loss per common share was not considered meaningful and was not presented for 1994. Earnings per share calculations presented in the financial statements are computed on a pro forma basis for 1994 and on a historical basis for 1995 and 1996.

The calculation of the shares used in computing pro forma net income per share for 1994 includes the effect of the conversion of all shares of Series A and B Convertible Preferred Stock into 1,774,808 shares of Common Stock in connection with the Company's initial public offering as if they were converted into common shares on January 1, 1994, and accordingly, net income used in computing pro forma net loss per share has not been reduced by historical preferred dividend requirements of $813,000 in 1994.

Computations of net loss per common share, on a proforma and historical basis, are based on the weighted average number of common shares and common stock equivalents outstanding. Common stock equivalents related to stock options and warrants are determined using the treasury stock method. Pursuant to the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 83, all common shares issued and stock options granted within one year prior to the Company's initial public offering at prices below the initial public offering price have been included in the calculation of the shares used in computing pro forma net income (loss) per common share as if they were outstanding for the period presented (using the treasury stock method). Stock options and warrants are not included in the computations of pro forma and historical net loss per common share as they would be anti-dilutive.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, including the inventory obsolescence provision, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2  -  OPERATING RESULTS, CAPITAL RESOURCES AND GOING CONCERN

The Company's decision to discontinue its multilayer ceramics operations was the leading cause of the 1996 net loss of $41.8 million. The discontinuation of this operation resulted in the write-off of $8.9 million of preproduction costs, $2.0 million of prepaid royalties, a reduction in the carrying amount of property, plant and equipment by $14.9 million, the accrual of certain miscellaneous costs of $1.9 million, and the accrual of estimated losses to be incurred through the disposal date totaling $1.6 million. Other factors contributing to the Company's 1996 loss were: (1) a $6.2 million reduction in the carrying amount of pressed ceramic equipment at the MPS facility in Singapore and in Indonesia, and a $1.6 million allowance against MPS's receivable for inventory advanced to the Company's joint venture partner in Indonesia and (2) a significant decline in sales of pressed ceramic products by MPS, due to an industry-wide over-supply of pressed ceramic products. As of December 31, 1996, the Company has a working capital deficiency of $30.0 million, which includes $5.2 million of line of credit borrowings that are due on demand, $8.1 million of debt in default which is due on demand, the current portion of long-term debt of $2.5 million, plus net current liabilities of discontinued operations of $19.3 million.

On March 18, 1997, a receiver was appointed to handle the liquidation of the multilayer ceramics operations. Certain other factors, including, but not limited to, portions of the Company's debt which is currently in default, cross default provisions specified in most of the Company's borrowing arrangements, various claims and lawsuits filed against the Company and its subsidiaries, dependence on a limited number of customers, the high debt service costs of the Company, and the Company's scarcity of working capital have the potential to have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

The accompanying financial statements have been prepared assuming the Company (including subsidiaries except MPM) will continue as a going concern. A number of factors, including the Company's history of significant losses, the debt service costs

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

associated with the Company's high level of existing indebtedness, the need to restructure debt which is currently in default, various claims and lawsuits, and MPM in receivership raise substantial doubts about the Company's ability to continue as a going concern. The Company currently has $8.1 million of indebtedness in default and thereby due upon demand, as well as $5.2 million of line of credit borrowings that are also due upon demand. The Company does not possess sufficient cash resources to repay these obligations, and the Company would be unable to repay these loans in the event that such demand was made by the Company's creditors (see Note 17).

As a result of the events described above, the new executive management team is restructuring the Company's remaining operations with the goal of producing profits and positive cash flow. Management has been successful in restructuring two of its customer loans; principal will be repaid over three to four years with the commencement of principal payments deferred until 1998. The Company believes that it may be able to restructure the majority of its remaining customer loans on similar terms.

NOTE 3  -  COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

December 31,                                          1996                 1995
-----------------------------------------------------------------------------------
Accounts receivable consist of:
  Trade receivables.............................  $  6,147,000       $  7,014,000
  Allowance for doubtful accounts...............      (298,000)          (199,000)
                                                  ------------       ------------
                                                  $  5,849,000       $  6,815,000
                                                  ============       ============
Inventories consist of:
  Raw materials.................................  $  5,797,000       $  4,105,000
  Work-in-progress..............................     2,977,000          1,790,000
  Finished goods................................     2,622,000          2,293,000
  Obsolescence reserve..........................    (1,324,000)        (1,030,000)
                                                  ------------       ------------
                                                  $ 10,072,000       $  7,158,000
                                                  ============       ============
Other current assets consist of:
  Production supplies...........................  $    775,000       $  1,538,000
  Other receivables.............................       737,000          1,793,000
  Prepaid expenses and other....................       324,000            328,000
                                                  ------------       ------------
                                                  $  1,836,000       $  3,659,000
                                                  ============       ============
Property, plant and equipment consist of:
  Machinery and equipment.......................  $ 14,098,000       $ 25,419,000
  Leasehold improvements........................     1,701,000          1,780,000
  Building......................................     1,782,000          1,782,000
  Furniture and fixtures........................       242,000            221,000
                                                  ------------       ------------
                                                    17,823,000         29,202,000
Accumulated depreciation........................   (14,344,000)       (12,259,000)
                                                  ------------       ------------
                                                  $  3,479,000       $ 16,943,000
                                                  ============       ============

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


December 31,                                     1996            1995
-------------------------------------------------------------------------
Other non-current assets consist of:
  Prepaid royalty.........................   $          -    $  2,000,000
  Deferred facility start-up costs........              -       1,922,000
  Customer base, net of accumulated
    amortization of $387,000 and $279,000.        369,000         477,000
  Deposits and other......................        335,000         530,000
                                             ------------    ------------
                                             $    704,000    $  4,929,000
                                             ============    ============
Accrued liabilities consist of:
  Accrued employee compensation...........   $  1,150,000    $  1,965,000
  Other...................................      1,476,000       1,048,000
                                             ------------    ------------
                                             $  2,626,000    $  3,013,000
                                             ============    ============

NOTE 4  -  SIGNIFICANT AGREEMENTS

SAMSUNG CORNING - In 1987, the Company entered into several agreements with Samsung Corning Co., Ltd., ("SSC") including a licensing arrangement under which SSC agreed to pay royalties to the Company based on sales of product incorporating the licensed technology. SSC's obligation to pay royalties to the Company terminated in the first quarter of 1994. Royalty revenues were last paid by SSC to the Company under this licensing arrangement were $153,000 in 1994.

In December 1994, the Company's MPS subsidiary entered into an agreement to acquire certain production equipment, spare parts and production supplies from SSC. In connection with the consummation of this transaction, MPS paid to SSC in installments throughout 1995 a purchase price consideration totaling $5,746,000. MPS paid an additional $434,000 in ancillary costs to certain third parties. The funding for the foregoing transaction was obtained via a series of term loans from certain of the Company's customers (see Note 8).

MPC (S) PTE. LTD. - In January 1993, the Company formed a wholly-owned Singapore subsidiary (MPC) to manufacture microelectronic packaging for the Carborundum Company ("Carborundum"), a producer of products incorporating Aluminum Nitride ("AIN") and other thermal management materials. In connection with the formation of MPC, MPC entered into agreements to purchase certain raw materials from Carborundum and agreed to sell a predetermined number of parts per year to Carborundum at an agreed-upon price which will include the cost of the parts sold plus a defined profit margin. Pursuant to the agreements, Carborundum will share (but will continue to own) with MPC certain proprietary technical knowledge related to the manufacture of AIN packaging. Under an "Option Agreement," the Company granted to Carborundum an irrevocable option, exercisable at any time through December 31, 1996, to acquire for an agreed-upon price (as set forth in the Option Agreement) up to 75% of the ownership of MPC (the "75% Option"). On October 1, 1996, the Option Agreement was amended to permit Carborundum to acquire up to 49% ownership in MPC through December 31, 1997, and to acquire an aggregate of 75% ownership in MPC between January 1, 1998 and December 31, 1998 (inclusive of any ownership obtained prior to January 1, 1998). Carborundum also received a right to acquire for an agreed-upon price (as set forth in the Option Agreement) up to 100% of the ownership of MPC in the event that competitors of Carborundum's microelectronics business acquire more than 10% of the ownership of the Company or gain access to any confidential information of either MPC or the Company relating to Carborundum's microelectronics business, or if an event of default occurs (which includes MPC or MPI filing a petition of insolvency or should either entity make an assignment of assets for the general benefit of creditors). The 100% Option shall terminate upon termination of the Option Agreement on January 1, 1999; provided, however, that if Carborundum timely exercises the 75% Option, in part or in full, the 100% Option and the Option Agreement shall continue in effect for the maximum period of time permitted by applicable law. The manufacturing and technology agreements between MPC and Carborundum were to expire on December 31, 1996. On October 1, 1996, MPC and Carborundum agreed to amend and extend the terms of the Manufacturing Agreement for an additional two years. The amendment permits MPC to increase its profit margin on sales to Carborundum by 3.5% in 1997 and by 7% in 1998 (see Note 17).

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



INNOVENTURE AGREEMENT - In July 1993, the Company entered into an agreement with Innoventure (S) Pte. Ltd., a Singapore company ("Innoventure") whereby Innoventure agreed to establish a manufacturing facility in Indonesia in order to manufacture certain pressed ceramic packages on a sub-contract basis for purchase solely by MPI. Pursuant to the agreement, Innoventure entered into a commitment to finance the construction and operations of the facility, while MPI agreed to grant to Innoventure a non-exclusive technology license, agreed to lease certain production equipment to Innoventure, and committed to purchase the entire output of the facility subject to certain terms and conditions that are determined on an annual basis. The volume of MPI's future purchases from Innoventure will also be determined on an ongoing basis by MPI based upon its estimated sales requirements of pressed ceramic products. Partial processing of pressed ceramic products commenced at the Innoventure facility in the second quarter of 1995. Under the agreement, Innoventure will be entitled to the first $4.5 million of defined profits to be generated by the manufacturing facility within five years after January 1, 1995. Thereafter, any profits are to be shared equally by Innoventure and MPI. As of December 31, 1996, profits have not exceeded $4.5 million. In addition, the agreement calls for the Company to enter into a lease agreement covering the lease of certain manufacturing equipment to Innoventure. The parties have yet to finalize the terms of this leasing arrangement. In the interim, the Company moved certain of its production equipment from its Singapore facility and certain of the equipment purchased from SSC to the Innoventure facility.

The Company purchases certain raw materials, equipment and production supplies on behalf of Innoventure. As of December 31, 1996 Innoventure owed the Company $400,000 net of reserves related to the supply of such items (see Note 2). Such amount has been included in other current assets in the consolidated balance sheet.

In December 1993, Innoventure paid the Company $500,000, representing the non-refundable up-front license fee stipulated by the agreement. This license fee, net of certain related costs, was deferred and is being recognized over a five year period corresponding to the expected initial term of an underlying subcontract manufacturing agreement. As of December 31, 1996, the unamortized balance is $312,000 and is included in deferred revenue in the consolidated balance sheet. (See Note 18.)

INTERNATIONAL BUSINESS MACHINES CORPORATION - In August 1994, the Company entered into a technology transfer and licensing agreement (the "IBM Agreement") with International Business Machines Corporation ("IBM") pursuant to which the Company was granted a license to specific technology developed by IBM for the manufacture of multilayer ceramic products. Under the terms of the IBM Agreement, the Company and its wholly-owned subsidiary, MPM, acquired a nonexclusive, nontransferable right to use the licensed technology to manufacture and sell certain specified products on a worldwide basis. In exchange for the license, the Company paid an up-front non-refundable royalty of $2,000,000, and is obligated to pay additional royalties based on sales of products incorporating the licensed technology during the term of the IBM Agreement, which shall remain in effect for a period of ten years from the date of execution and thereafter from year to year unless terminated by either party. The technology agreement also requires the Company to reach certain specified production levels at specified dates. In the event the Company fails to achieve these specified milestones, IBM has the right to terminate the technology agreement. Commencing in August 1996, the IBM Agreement was terminable by either party without cause upon six months prior written notice. Pursuant to an option agreement (the "IBM Option Agreement"), IBM was also issued an option to purchase up to 51% of the capital stock of MPM, which option is exercisable from and after the achievement of certain production milestones by MPM as set forth in the IBM Option Agreement. The term of the option, as well as the purchase price, are defined in the IBM Option Agreement. The option was determined to have an immaterial value at the time of issuance. MPM is also currently in possession of certain inventory that MPM had ordered from IBM. IBM has not yet been paid for such inventory. The outstanding debt from the inventory is less than $150,000. In connection with the IBM transaction, MPM obtained a $3.2 million line of credit from DBS, which was fully utilized during 1995 to finance equipment purchases.

In March 1997, the Board of Directors of the Company decided to discontinue the multilayer ceramics operations. Changing market demand for multilayer ceramic products and IBM's unwillingness to renegotiate the terms of the IBM Agreement or to commit to purchasing multilayer ceramic products from the Company were the main reasons that the Board decided to discontinue the multilayer ceramics operations. All Singapore employees working on the multilayer ceramics operations have since been terminated and the two remaining ex-patriot employees will be terminated in mid-April of 1997. MPM is currently in receivership, as defined under the laws of Singapore. The receiver for MPM has asked the Company to assist him in selling off all of the remaining tangible assets of MPM. The proceeds from the sale of MPM's assets will be used to retire a portion

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



of MPM's debts (it is unlikely that the proceeds will be sufficient to retire all outstanding MPM debt). The Company anticipates that the liquidation of MPM will be completed by July 1997 (see Note 17).

NOTE 5  -  CONCENTRATIONS OF CREDIT RISK AND SALES TO MAJOR CUSTOMERS

The Company operates in one reportable business segment with multiple product lines within that segment, and primarily sells to a limited number of semiconductor manufacturers and related suppliers which results in concentrated credit risk with respect to the Company's accounts receivable. The Company performs ongoing credit evaluations of its customers but does not require collateral for credit purchases. The Company maintains allowances for potential credit losses, and such losses have been within management's expectations.

During 1996, three major customers (customers accounting for 10% or more of total sales) accounted for 29%, 20% and 16% of the Company's total sales, respectively. During 1995, four major customers accounted for 24%, 22%, 20% and 16% of the Company's total sales, respectively. During 1994, four major customers accounted for 29%, 18%, 17% and 13% of the Company's total sales, respectively. Amounts due from these customers comprised 71% and 75% of accounts receivable at December 31, 1996 and 1995, respectively.

In February 1997, one of these customers ceased business with the Company. The anticipated decrease in revenue, represented by the loss of sales to that customer, if not offset by other revenue sources, would have a material adverse effect on the Company's financial condition and results of operations. The further loss or reduction of sales by any of the other customers would materially adversely affect the Company's business, financial condition and results of operations.

In March 1994, the Company's CTM subsidiary began purchasing a significant portion of the components of its end-products from its major customer. Purchases of raw materials from this customer totaled $11,003,000, $5,853,000 and $3,911,000 in 1996, 1995 and 1994, respectively.

The Company has a foreign exchange line of credit with the Development Bank of Singapore ("DBS") under which it may enter into forward currency contracts of up to S$30,000,000 (U.S. $21,436,000 at December 31, 1996) for contracts with a maturity of up to twelve months. Advances under the line of credit are guaranteed by MPI and secured by all the assets of MPS, including a second mortgage on MPS's leasehold land and facility. Subject to bank financing and consent, the Company enters into forward foreign currency contracts to economically hedge foreign currency transactions on a continuing basis for periods consistent with the underlying exposures, generally ranging from one-to-nine months in duration. The Company does not engage in foreign currency speculation; however, the Company's use of forward foreign currency contracts does not qualify for hedge accounting treatment in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The Company's objective in entering into forward contracts is to minimize on a continuing basis the impact of foreign exchange rate movements on the Company's operating results.

As of December 31, 1996 and 1995, the Company had approximately $90,000 and $7,681,000 of forward foreign currency contracts outstanding, denominated in Japanese yen and Singapore dollars. At contract maturity, the Company makes net settlements of U.S. dollars for foreign currencies at forward rates agreed to at the inception of the contracts. The Company's risk that counterparties to these contracts may be unable to perform is minimized by the Company's policy of limiting the counterparties to major financial institutions. The Company has not experienced any losses as a result of counterparty default.

NOTE 6  -  NOTES RECEIVABLE

As of December 31, 1995, the Company had loaned an aggregate of $880,000 to Contact International Corporation ("CIC"), a manufacturer of etched lead frames, in the form of short-and long-term notes receivable. The notes receivable are secured by certain assets of CIC and bear interest at the prime rate plus 2%. During the fourth quarter of 1994, CIC defaulted on the above notes by failing to make required principal and interest payments.

In August 1995, CIC filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. During the fourth quarter of 1995, the Company fully-reserved this receivable. In 1996, the Company was permitted by the Court to take possession of the equipment that CIC had provided as security for the notes described above. In March 1997, the Company received $195,000 from the sale of the equipment, net of fees and expenses necessary for the sale of the equipment.

NOTE 7  -  LINE OF CREDIT FACILITIES AND SHORT-TERM BORROWINGS

At December 31, 1996 and 1995, MPS had borrowings of $5,062,000 (S$7,084,000)
and $6,045,000 (S$8,548,000), respectively, under a $6,788,000 (S$9,500,000)
borrowing arrangement with DBS. Borrowings under this arrangement, which

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


is comprised of a working capital line of credit facility and an overdraft facility, are due on demand and are secured by substantially all of the assets of MPS, excluding assets securing senior debt instruments as discussed in Note
8. Borrowings under this arrangement are guaranteed by MPI. Outstanding borrowings under the line of credit facility bear interest at the prime-lending rate of the bank plus 1/2% (6.5% at December 31, 1996 and 1995); the maximum balance outstanding at any month end was $5,366,000 and the average balance outstanding was $4,674,000 during 1996. Outstanding borrowings under the bank overdraft facility bear interest at the bank's prime lending rate plus 3/4% (6.75% at December 31, 1996 and 1995); the maximum balance outstanding at any month end was $1,850,000 and the average balance outstanding was $1,441,000 during 1996. This loan agreement significantly restricts the ability of MPS to transfer funds to MPI in the form of dividends, loans, or otherwise and all such transfers of funds to MPI required prior approval from the bank.

At December 31, 1996 and 1995, MPC had borrowings of $139,000 (S$195,000) and $3,000 (S$4,000), respectively, under a $357,000 (S$500,000) borrowing arrangement with DBS. Borrowings under this arrangement, which is comprised of a working capital line of credit and an overdraft facility, are due on demand and are secured by all of the assets of MPC. Borrowings under this arrangement are guaranteed by both MPI and MPS. Outstanding borrowings under the line of credit facility bear interest at the bank's prime lending rate plus 1/2% (6.5% as of December 31, 1996 and 1995). Outstanding borrowings under the bank overdraft facility bear interest at the bank's prime lending rate plus 3/4% (6.75% as of December 31, 1996 and 1995).

Certain of the above obligations are payable in Singapore dollars and have been translated at the exchange rate at December 31, 1996 (U.S. $1.00 = S $1.3995). Accordingly, actual settlement amounts of such obligations are subject to variances caused by changes in foreign exchange rates.

The MPS borrowing agreement includes affirmative and negative covenants with respect to MPS, including the maintenance of certain financial ratios, balances, earnings levels and limitations on payment of dividends, transfers of funds and incurrence of additional debt. The MPM and MPC borrowing agreements also contain restrictive provisions. As of December 31, 1996, each of MPS, MPM and MPC were in violation of the financial covenants set forth in their respective loan agreements with DBS. Although the Company is working with DBS, such violations have not been waived by DBS. Based on the terms of the borrowing agreements, these obligations are due on demand, and thus classified as current liabilities.

NOTE 8  -  LONG-TERM DEBT

December 31,                                                                                   1996           1995
---------------------------------------------------------------------------------------------------------------------
Long-term debt consists of:

Term notes to, or guaranteed by, certain customers, bearing interest at rates ranging from 3.5% to 18%, payable in quarterly installments commencing in March
1997, principal due in quarterly installments over a four-year term commencing in March 1998, secured by various assets including certain MPS production equipment, all of the domestic assets of MPI, MPA and CTM and all of the
outstanding common stock of MPA, MPS and CTM                                               $ 4,750,000    $ 6,000,000

Term notes to, or guaranteed by, certain customers, which are currently in default, due on demand and accordingly included in the current portion of long-
term debt, originally payable in various quarterly installments commencing in the second quarter of 1996, plus interest at rates ranging from 7.0% to 7.25%, secured by various assets including certain MPS production equipment, maturing
at various dates between 1998 and 2001                                                       6,833,000      4,000,000

8% convertible debentures, due October 1997, unsecured, subsequently converted
in the first quarter of 1997                                                                 1,900,000              -

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


December 31,                                                                                   1996           1995
---------------------------------------------------------------------------------------------------------------------

Mortgage notes - due January 2000 and January 2005, payable in monthly installments of S$22,000 (U.S. $16,000) plus interest, with interest at variable rates (currently 7.5% to 10.75%), secured by MPS building and improvements,
guaranteed by MPI                                                                            1,251,000      1,424,000

Capital lease obligations, consisting of various machinery and equipment financing agreements, payable in monthly installments of $10,000, including
interest at rates ranging from 4% to 6%, guaranteed by MPI                                     289,000        864,000

Non interest bearing obligations, originally payable in quarterly installments of $36,300 through December 1998, discounted at 7.7%, principal has been accelerated by holders, as a result of the change in MPI's Chairman and CEO, balance to be paid over seven months ending July, 1997, secured by 121,372
shares of MPI common stock                                                                     291,000        394,000

Term notes - maturing in October 1997, payable in monthly installments of
$13,000, including interest at 12.2%, secured by various CTM and MPA production equipment, balance of note secured by MPA equipment paid in October 1996
following sale of assets, guaranteed by MPI                                                     79,000        207,000
                                                                                           -----------    -----------
                                                                                            15,393,000     12,889,000
Debt in default, due on demand                                                              (8,084,000)             -
Current portion of long-term debt                                                           (2,527,000)    (3,316,000)
                                                                                           -----------    -----------
Long-term debt, less current portion                                                       $ 4,782,000    $ 9,573,000
                                                                                           ===========    ===========

Maturities of principal balances are (1997 includes the balance of long-term debt obligations which are in default) $10,611,000, $1,423,000, $1,473,000,
$1,469,000 and $338,000 in 1997 through 2001, respectively. Payments due thereafter are $79,000. See Note 17 for discontinued operations debt which is in default. Certain of the above obligations are payable in Singapore dollars and have been translated at the exchange rate at December 31, 1996. Accordingly, actual settlement amounts of such obligations are subject to variances caused by changes in foreign exchange rates.

MPA and CTM are prohibited from paying dividends to MPI under the provisions of a term note that has been guaranteed by one of the Company's significant customers.

MPI is directly liable, or is contingently liable based on guarantees of repayment provided, for certain of the above obligations with outstanding principal balances totaling $14,142,000 as of December 31, 1996.

In connection with a 1993 acquisition, the Company entered into installment insurance agreements with two of the selling shareholders. Under the terms of the agreements, the Company was obligated to make payments either directly to the individuals or in the form of quarterly insurance premium payments under certain annuity insurance policies through 1998. In February 1997, the selling shareholders elected to accelerate the balance of the quarterly insurance premium payments, as permitted by their agreements, based on the resignation of the Company's former Chairman and CEO. The Company has provided for the acceleration in 1996.

Two of the term notes to, or guaranteed by, certain customers (outstanding principal of $5,000,000 as of December 31, 1996) contain provisions which would result in the acceleration of repayment in the event of a default by the Company under any other credit arrangement. As of December 31, 1996, the Company was in default under these note agreements. Balances due have been classified as current.

The mortgage notes discussed above contain similar provisions which have resulted in their classification as current liabilities.

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


In October 1996, the Company issued $2.8 million in 8% convertible debentures to a group of offshore investors (collectively "Purchasers"). Accrued and unpaid interest on the debentures is due and payable in cash in quarterly installments on the first day of each fiscal quarter of the Company during the one-year term of the debentures. The outstanding principal under the debentures will be due and payable in full at the end of the one-year term; however, subject to certain limitations set forth below, from and after 45 days from October 23, 1996, the outstanding principal under the debentures may be converted at each Purchaser's option into shares of the Company's Common Stock. The number of shares of the Company's Common Stock issuable to the Purchasers upon such conversion will be the amount of principal outstanding divided by the lesser of 80% of the average of the closing bid price of the Company's Common Stock as reported by Nasdaq National Market for the three consecutive trading days immediately preceding the date of conversion or 110% of the closing bid price of the Company's Common Stock as reported by Nasdaq National Market on October 23, 1996. The discount which results from the application of these conversion provisions is $700,000 and has been recorded as additional interest expense by the Company in the fourth quarter of 1996, since the debentures were available for conversion prior to December 31, 1996. MPI also issued a warrant (the "Warrant") to one of the Purchasers to purchase 75,421 shares of the Company's Common Stock. The exercise price of the Warrant is the lesser of the average price at which the debentures are converted into the Company's Common Stock, or 110% of the closing bid price of the Company's Common Stock as reported by Nasdaq National Market on October 23, 1996. The Warrant is exercisable commencing 45 days after October 23, 1996, and remains exercisable until October 23, 1997 (see Note 13). In addition, the Company paid one of the Purchasers $322,000 as a placement fee. Under current Securities and Exchange Commission ("SEC") regulations, such shares of the Company's Common Stock may be offered and sold in the United States trading markets, at the earliest, 40 days after the issuance of the debentures and the Warrant. As of December 31, 1996, $900,000 of these debentures had been converted. As of February 20, 1997, holders of the remaining $1.9 million of debentures had elected to convert, resulting in the issuance of an additional 3,801,787 shares.(see Note 11).

NOTE 9  -  COMMITMENTS AND CONTINGENCIES

Following is a schedule by year of estimated future minimum lease payments under capital and operating lease agreements.

YEAR ENDED                                            CAPITAL    OPERATING
DECEMBER 31,                                           LEASES      LEASES
---------------------------------------------------------------------------

     1997                                             $141,000   $1,056,000
     1998                                               77,000      748,000
     1999                                               46,000      155,000
     2000                                               40,000      151,000
     2001                                               29,000      150,000
     Thereafter                                          3,000    2,753,000
---------------------------------------------------------------------------
     Total minimum lease payments                      336,000   $5,013,000
                                                                 ==========
     Amount representing interest                       47,000
---------------------------------------------------------------------------
     Present value of net minimum lease payments       289,000
     Current portion                                   123,000
---------------------------------------------------------------------------
     Long-term portion                                $166,000
===========================================================================

A significant portion of the above lease commitments are payable in Singapore dollars and have been translated at the exchange rate at December 31, 1996. Accordingly, actual settlement amounts of such commitments are subject to variances caused by changes in foreign currency exchange rates.

Certain machinery and equipment are subject to leases which are classified as capital leases for financial reporting purposes. At December 31, 1996 and 1995 $706,000 ($357,000 net) and $1,135,000 ($604,000, net) of such leased equipment are included in property, plant and equipment. Amortization expense related to assets under capital leases, for continuing operations was $55,000, $243,000, and $313,000, in 1996, 1995 and 1994, respectively.

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


The Company is also committed under noncancelable operating agreements for the lease of buildings, machinery and equipment. Rent expense for continuing operations in 1996, 1995 and 1994 was approximately $1,238,000, $1,128,000, and
$1,151,000, respectively.

Certain of the Company's shareholders have been granted certain registration rights; the costs of any such offering, exclusive of any underwriting discount, would be borne by the Company.

The Company previously shipped quantities of hazardous waste to a Whittier, California, hazardous waste treatment facility for recycling. The owner of that facility allegedly failed to recycle or dispose of the various wastes shipped to the site and has now filed for bankruptcy. The Company is one of more than four thousand generators, including numerous Fortune 500 corporations, identified by the State of California as having responsibility for cleanup at the site, and it is not ranked as one of the generators that has shipped a significant amount of hazardous waste. In May 1995, the United States Environmental Protection Agency ("EPA") issued written notice that it considers the Company to be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). The EPA determined that there may be an imminent and substantial endangerment to the public health, welfare, and environment because of a release and/or threat of a release of hazardous substances from the site located in Whittier, California. The notice requires the Company to take immediate actions to contain and prevent any further release of hazardous substances at the site. In response to the EPA notice, the Company and approximately 100 of the other named generators provided the necessary funding to effect the removal and destruction of the hazardous wastes stored at this site. In addition, the Company and such generators have provided the necessary funding to test the soil and ground water at this site, which testing is currently ongoing. Although the cost incurred by the Company to date of removing and destroying the hazardous waste stored at this facility was not significant, this effort does not address the cleanup of potential soil and/or ground-water contamination present at this site. There can be no assurance, therefore, that the costs and expenses associated with this action will not increase in the future to a level that would have material adverse effect upon the Company's operations. Based upon the Company's investigation to date, the Company is not able to determine whether this matter, if resolved adversely to the Company, would have a material adverse effect upon the Company's financial position, results of operations or cash flows.

The Company has also previously shipped small quantities of hazardous waste for recycling to a San Diego hazardous waste treatment facility operated by a third party operator ("Operator"). The owner of the property and the State of California have filed suits against the Operator and two of its officers and the owner of the property has obtained a mandatory injunction to compel the removal of hazardous waste on site. If the Operator does not comply, it is possible that the property owner or a government agency could also sue or bring enforcement proceedings against approximately 100 hazardous waste generators, including the Company, that shipped such wastes to the facility to pay for the removal and to participate in site cleanup if any contamination is discovered. Based upon the Company's investigation to date, the Company is not able to determine whether this matter, if resolved adversely to the Company, would have a material adverse effect upon the Company's financial position, results of operations or cash flows.

In November 1995, the Company reached an agreement to settle a consolidated class action lawsuit in exchange for $950,000. The settlement required the Company to contribute $525,000, with the remainder paid by the Company's insurance carrier. Final approval was received in May 1996, by the U.S. District Court for the Southern District of California. The Company provided for the full cost of the settlement of such litigation during 1995.

Pursuant to the Company's decision to cease its multilayer ceramic operations and to liquidate MPM's assets, MPM is currently in receivership in Singapore.

Numerous creditors have filed or threatened lawsuits against MPI or its subsidiaries for various defaults and violations of certain agreements entered into by MPI and its various subsidiaries. If such creditors choose to enforce their claims and are successful in doing so, MPI or its subsidiaries may be forced to seek protection under Chapter 7 or 11 of Title 11 the United States Code or under similar bankruptcy laws in Singapore.

On April 10, 1997, DBS sent to MPS a written demand for payment of the outstanding debt owed to DBS by MPM. In addition to demanding payment, DBS imposed the default interest rate (an additional 3% interest rate) on the outstanding debt, which has been accrued through December 31, 1996.

The Company is involved in various other claims arising in the ordinary course of business; none of these other claims, in the opinion of management, is expected to have a material adverse impact on the financial position, cash flows or overall trends in the results of operations of the Company.

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10  -  INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under the SFAS 109 asset and liability method, deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year(s) in which the differences are expected to reverse.

Net loss is comprised of the following:

Year ended December 31,                                                 1996            1995           1994
--------------------------------------------------------------------------------------------------------------

Domestic operations                                                 $ (1,631,000)   $(1,640,000)   $(1,428,000)
Singapore operations                                                 (40,211,000)       254,000     (1,511,000)
--------------------------------------------------------------------------------------------------------------
   Total                                                            $(41,842,000)   $(1,386,000)   $(2,939,000)
==============================================================================================================

A reconciliation of the provision for income taxes to the amount computed by applying the statutory Federal income tax rate to income before income taxes follows:

Year ended December 31,                                                  1996            1995           1994
--------------------------------------------------------------------------------------------------------------

Amounts computed at Federal statutory rate                          $(14,295,000)   $  (485,000)   $(1,029,000)
Taxes below the Federal rate on undistributed foreign earnings         2,829,000         20,000        125,000
Amortization of non-deductible intangible assets                          38,000         43,000         38,000
Non-deductible expenses                                                  247,000        184,000              -
Losses for which no current benefits are available                       271,000        223,000        859,000
Foreign losses with no benefit                                        10,910,000         15,000          7,000
--------------------------------------------------------------------------------------------------------------
Provision for income taxes                                          $          -    $         -    $         -
==============================================================================================================

The components of deferred income taxes:

Year ended December 31,                                                  1996            1995
--------------------------------------------------------------------------------------------------------------

Deferred tax assets:
 Net operating loss carryforwards                                   $ 4,077,000     $ 3,827,000
 Tax credit carryforwards                                               466,000         435,000
 Accrued liabilities and reserves                                     2,644,000       1,004,000
 Unrealized foreign exchange loss                                        29,000         185,000
 Deferred income                                                        166,000         230,000
--------------------------------------------------------------------------------------------------------------
                                                                      7,382,000       5,681,000
Deferred tax liabilities:
 Book and tax depreciation differences                                  (27,000)        (87,000)
--------------------------------------------------------------------------------------------------------------
                                                                      7,355,000       5,594,000
Valuation allowance                                                  (7,355,000)     (5,594,000)
--------------------------------------------------------------------------------------------------------------
Deferred taxes                                                      $         -     $         -
==============================================================================================================

At December 31, 1996 and 1995, a 100% valuation allowance has been provided on the total deferred income tax assets as they are not more likely than not to be realized.

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


The Company has not recorded provisions for any United States income taxes in 1996, 1995 and 1994. During 1995, taxable income at the Company's domestic operations was offset by the utilization of net operating loss carryforwards. In 1994, the domestic operations generated operating losses for both Federal and state income tax purposes. At December 31, 1996, the Company had Federal net operating loss carryforwards of approximately $11,840,000 for Federal tax reporting purposes and approximately $836,000 for California tax purposes. The net operating loss carryforwards for tax purposes expire between 2000 and 2011.

As of December 31, 1996, the Company also has approximately $398,000 and $37,000 in Federal and state research and development credit carryforwards, respectively. These credits expire between 2000 to 2008. Additionally, the Company has approximately $31,000 of investment tax credits which expire in 2001. The Company believes that it has incurred an ownership change pursuant to
Section 382 of the Internal Revenue Code and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations.

During 1996 and 1994, the Company's Singapore operations generated operating losses for both financial reporting and income tax purposes. During 1995, taxable income at the Company's Singapore operations was offset by the utilization of net operating loss and capital allowance carryforwards. At December 31, 1996, the Company had capital allowance carryforwards of approximately $5,700,000. The Company would forfeit its ability to utilize these tax loss carryforwards in the event of a significant change in its ownership as defined by the laws of Singapore as they relate to income taxes.

NOTE 11  -  SHAREHOLDERS' EQUITY

In October 1996, the Company issued $2.8 million of convertible debentures (see
Note 8). As of December 31, 1996, holders of $900,000 of these debentures had elected to convert, under the terms of the debentures, into 1,306,996 shares of common stock. As of February 20, 1997, holders of the remaining $1.9 million of debentures had elected to convert, resulting in the issuance of an additional 3,801,787 shares.

Under the terms of two non-interest bearing obligations, the Company was required to issue and place into escrow 121,372 shares of common stock as collateral to ensure the Company's performance under those obligations (see Note
8). Upon the Company's successful performance under those obligations, the shares are to be returned to the Company.

During the year, employees exercised options to purchase 61,019 shares of the Company's common stock.

In March 1996, the Company and MPM consummated the Transpac Financing, in which the Company issued 842,013 shares of its Common Stock for $2,000,000.

In order to provide for the convertibility of the Transpac Debenture, the Shareholders approved an amendment to the Company's Amended and Restated Articles of Incorporation to increase the authorized shares of Common Stock from 10 million shares to 15 million shares at a Special Meeting on May 29, 1996.

In April 1994, the Company received net proceeds of approximately $7.1 million in connection with the consummation of the Company's initial public offering ("IPO") of 1,600,000 shares of common stock. The Company used approximately $833,000 of the IPO proceeds to retire the principal and accrued interest outstanding under various credit facilities. In addition, the Company used approximately $1.2 million of the net proceeds to pay offering costs associated with the IPO.

Concurrent with the closing of the Company's IPO discussed above, all the outstanding shares of Series A and B Convertible Preferred Stock were converted into 1,774,808 shares of common stock.

NOTE 12  -  EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution retirement savings plan which is intended to qualify under section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time U.S. employees. Participants may contribute a percentage of their salaries subject to statutory annual limitations. The Company matches a percentage of the employee contributions as specified in the plan agreement. Contributions by the Company totaled $65,000, $54,000, and $42,000 in 1996, 1995 and 1994, respectively.

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13  -  STOCK OPTION/STOCK ISSUANCE PLAN AND STOCK PURCHASE WARRANTS

Stock Option/Stock Issuance Plan - The Company maintains a stock option/stock issuance plan under which incentive stock options may be granted to employees of the Company and nonqualified stock options may be granted to consultants and non-employee directors of the Company. Under the terms of the plan, non-transferable options may be granted for terms of up to 10 years and are generally exercisable at the rate of 33% per year, although vesting terms are determined at the discretion of the Board of Directors. Options are generally granted with an exercise price not less than the fair market value of the common stock shares at the date of grant. A total of 690,632 shares of common stock have been reserved for issuance under the plan. The plan expires in December 2000.

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for this plan. Under APB Opinion 25, because the exercise price of options granted under the Company's plan equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if such compensation cost for the Company's stock option and issuance plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: 0% dividend yield; expected volatility of 16% and 11%, risk free interest rates of 6.10% and 5.85%; and expected lives of 3 to 6 years (determined on an option-by-option basis).

Under the accounting provisions of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                               1996            1995
-----------------------------------------------------------------------------------------------------

   Net loss:
     As reported                                           $(41,842,000)   $(1,386,000)
     Proforma                                              $(41,858,000)    (1,392,000)
   Net loss per share:
     As reported                                           $      (7.68)   $     (0.30)
     Proforma                                              $      (7.69)   $     (0.30)
-----------------------------------------------------------------------------------------------------

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company's stock option plan as of December 31, 1995 and 1996, and changes during the years ending on those dates is presented below:

                                                 December 31, 1995             December 31, 1996
                                               -------------------------   ---------------------------
                                                            Weighted-                     Weighted-
                                                             Average                       Average
                                                Shares    Exercise Price      Shares    Exercise Price
                                                -------   --------------    ---------   --------------
Outstanding at beginning of year                386,119       $3.30           550,684       $2.62
Granted                                         187,921        1.87         1,116,700        2.03
Exercised                                          -            -             (60,995)       1.35
Forfeited                                       (23,356)       7.90           (59,212)       3.28
Outstanding at end of year                      550,684        2.62         1,547,177        2.22
Options exercisable at year-end                 255,279        2.23           866,542        2.14
Weighted-average fair value of options
 granted during the year                          $0.21                         $0.53

The following table summarizes information about fixed stock options outstanding at December 31, 1996.

                                              Options Outstanding                               Options Exercisable
                        -----------------------------------------------------------    ---------------------------------------
                            Number           Weighted-Average
Range of Exercise       Outstanding at          Remaining          Weighted-Average    Number Exercisable     Weighted-Average
     Prices                12/31/96          Contractual Life       Exercise Price         at 12/31/96         Exercise Price
==============================================================================================================================
  $1.31 - $5.13            1,547,177            9.1 Years              $2.22                866,542                $2.14

Stock Purchase Warrants - The Company issued 17,693 common stock purchase warrants at an exercise price of $5.63 per share in August 1993. These warrants expire in August 1998. In connection with its IPO (see Note 11), the Company issued 160,000 common stock purchase warrants to its underwriter at an exercise price of $6.50. These warrants, which were exercisable upon issuance, expire in April 1999. In connection with the issuance of $2.8 million of convertible debentures on October 23, 1996 (See Note 8) the Company issued 75,421 common stock purchase warrants to the lead investor at an exercise price of $0.55 (the average conversion price of the debentures). These warrants, which were exercisable 45 days after issuance, expire on October 23, 1997. No stock purchase warrants have been exercised during the three years ended December 31, 1996.

NOTE 14  -  SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

Cash paid for interest during 1996, 1995 and 1994 totaled $1,731,000, $1,034,000 and $542,000, respectively. In 1996, the Company entered into capital lease obligations to acquire property, plant and equipment totaling $1,784,000. As discussed in Notes 8 and 11, holders of $900,000 of convertible debentures had elected to convert their debentures into 1,306,926 shares of common stock, as of December 31, 1996.

NOTE 15  -  GEOGRAPHIC INFORMATION

Year ended December 31,                                       1996            1995           1994
-----------------------------------------------------------------------------------------------------

Net sales to unaffiliated customers:
   United States                                           $ 19,044,000    $15,181,000    $10,398,000
   Singapore                                                 36,944,000     42,815,000     31,890,000
-----------------------------------------------------------------------------------------------------
Net sales as reported in the
   accompanying consolidated statements of operations      $ 55,988,000    $57,996,000    $42,288,000
=====================================================================================================
Income (loss) from operations:
   United States                                           $ (1,029,000)   $(1,888,000)   $(1,750,000)
   Singapore                                                 (8,901,000)     3,696,000       (346,000)
-----------------------------------------------------------------------------------------------------
Income (loss) from operations as reported in the
   accompanying consolidated statements of operations      $ (9,930,000)   $ 1,808,000    $(2,096,000)
=====================================================================================================

December 31,                                                   1996           1995
-----------------------------------------------------------------------------------------------------
Identifiable assets:
   United States                                            $ 9,640,000    $ 7,209,000
   Singapore and Indonesia                                   15,254,000     35,218,000
-----------------------------------------------------------------------------------------------------
Total assets as reported in the
   accompanying consolidated balance sheets                 $24,894,000    $42,427,000
=====================================================================================================
Identifiable liabilities:
   United States                                            $11,912,000    $ 5,414,000
   Singapore                                                 43,596,000     29,597,000
-----------------------------------------------------------------------------------------------------
Total liabilities as reported in the
   accompanying consolidated balance sheets                 $55,508,000    $35,011,000
=====================================================================================================

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16  -  RELATED PARTY TRANSACTIONS

In exchange for marketing, advisory, strategic planning and technical services, the Company paid $91,000 and $80,000 in 1996 and 1994, to entities which are affiliated with three of the Company's Board members.

NOTE 17  -  SUBSEQUENT EVENTS

DISCONTINUED OPERATIONS - In March 1997, the Board of Directors of the Company decided to discontinue the multilayer ceramic operations, and has recorded the effect of this decision as of December 31, 1996. Changing market demand for multilayer ceramic products and IBM's unwillingness to renegotiate the terms of the IBM Agreement or purchase products from the Company were the main reasons that the Board decided to discontinue the multilayer ceramic operations. All of MPM's Singapore employees have since been terminated and the two remaining ex-patriate employees of MPM will be terminated in Mid-April of 1997. MPM is currently in receivership, as defined under the laws of Singapore. The receiver for MPM has asked the Company to assist him in selling off all of the remaining tangible assets of MPM. The proceeds from the sale of MPM's assets will be used to retire a portion of MPM's debts. The Company anticipates that the liquidation of the multilayer ceramic operations will be completed by July 1997.

Discontinued operations include management's best estimates of the amounts expected to be realized on the sale of its assets associated with the multilayer ceramic operation and the expenses to be incurred through the disposal date. The amounts the Company will ultimately realize and incur could differ materially in the near term from the amounts assumed in arriving at the loss on disposal of the discontinued operation.

Condensed financial information for "Current liabilities of discontinued operations, net" as of December 31, 1996 are shown below. The corresponding amounts for 1995 are shown below for comparative purposes; the 1995 amounts are included in their respective financial statement captions in the consolidated balance sheets.

December 31,                                                             1996           1995
-----------------------------------------------------------------------------------------------
   Cash                                                              $    391,000    $   47,000
   Other current assets                                                   225,000       532,000
   Property, net                                                        1,500,000     5,656,000
   Other non-current assets                                                     -     2,922,000
-----------------------------------------------------------------------------------------------
     Total assets                                                       2,116,000     9,157,000
-----------------------------------------------------------------------------------------------
   Line of credit, due on demand                                        3,298,000     3,197,000
   Accounts payable and accrued liabilities                             7,113,000       867,000
   Capital leases (guaranteed by MPS and MPI)                           1,968,000       524,000
   Convertible debentures (guaranteed by MPI)                           9,000,000             -
-----------------------------------------------------------------------------------------------
     Total liabilities                                                 21,379,000     4,588,000
-----------------------------------------------------------------------------------------------
   Current assets (liabilities) of discontinued operations, net      $(19,263,000)   $4,569,000
===============================================================================================

MPM has a $3,500,000 borrowing facility with DBS which is in default and is guaranteed by both MPI and MPS. This facility consists of a $3.2 million short-term advance facility and a $300,000 import/export bills facility. Advances under this credit facility are secured by substantially all of the assets of MPM, bear interest at the bank's prime lending rate plus 2.5% (8.5% at December 31, 1996) and cannot remain outstanding for more than 30 days. The facility does permit rolling over of existing outstanding balances. This credit facility matured in May 1996, but has not been converted into a term loan, which is at the election of DBS. This facility automatically terminates in the event of the termination of the Company's technology transfer agreement with IBM. At December 31, 1996, MPM had outstanding borrowings under this arrangement of $3,298,000. This debt is guaranteed by MPS and MPI. On April 10, 1997, DBS sent to MPS a written demand for payment of the outstanding debt owed to DBS by MPM. In addition to demanding payment, DBS imposed the default interest rate (additional 3% interest rate) on the outstanding debt.

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


In March 1996, the Company and MPM consummated a financing (the "Transpac Financing") with Transpac Capital Pte. Ltd. and certain other affiliated investors (collectively, "Transpac") in which the Company issued 842,013 shares of its Common Stock to Transpac for the aggregate purchase price of $2,000,000 (see Note 11) and MPM issued a debenture (the "Debenture") to Transpac in the principal amount of $9.0 million. The Debenture, repayment of which has been guaranteed by MPI, has a term of five years and bears interest at the rate of 8.5% per annum. Accrued and unpaid interest is due and payable in annual installments at the end of each year of the term of the Debenture. The principal outstanding under the Debenture will be due and payable in full at the end of the five-year term; however, from and after April 23, 1997, and through the term of the Debenture, the Debenture is convertible at Transpac's option into the number of shares of MPM capital stock that is equivalent to up to 45% of MPM's outstanding capitalization at the time of conversion, or into the number of shares of MPI capital stock that, when combined with the shares discussed above, will not exceed 49% of the Company's outstanding capitalization at the time of any such conversion.

The Company is attempting to convert the Transpac debentures into equity of the Company. The conversion, if successful, would significantly dilute any earnings per share amounts and significantly dilute the ownership interests of MPI's current shareholders. If the Company is unsuccessful in converting the debentures into equity, the Company would not be able to repay the amounts outstanding under the debentures as required by its guarantee. This failure would materially adversely affect the Company's financial condition and ability to continue as a going concern, and could, as is the case with other debt defaults and failure to repay, require that the Company seek bankruptcy protection under Chapter 11 or Chapter 7 of Title 11 of the United States Code or similar bankruptcy laws of Singapore for MPI and its U.S. subsidiaries. The Company anticipates conversion by June 30, 1997, and interest expense has been accrued through that date.

As of December 31, 1996, the Company's MPM subsidiary had $1,700,000 of capital expenditure purchase commitments outstanding.

MPC FIRE - On April 5, 1997, a fire started at the Company's MPC facility, causing damage to the building and some equipment (the building was promptly evacuated of all personnel, without injury). The extent of the damage is still being reviewed, however, the damage is sufficient for the building to be declared unsafe for use. The amount of the loss has been preliminarily estimated in excess of $3 million, however the Company is insured (less a $5,000 deductible).

NOTE 18  -  IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted SFAS No. 121 as of the beginning of 1996. As of December 31, 1996, the Board of Directors of the Company decided to dispose of its excess equipment located in Singapore and Indonesia. This equipment is used in the manufacture of pressed ceramic products and represents excess capacity that the Company has determined it will not need, due to market competition and a reduction in demand for pressed ceramic products as the market turns to other packaging materials. The Company has written off the remaining net book value for specifically-identified assets in the amount of $6,163,000, net of salvage value, in accordance with SFAS No. 121. Of this amount, $3,002,000 is for assets held in Singapore and $3,161,000 for assets in Indonesia. This reduction is included in the caption "Impairment of long-lived assets" in the consolidated statement of operations. The Company expects the equipment to be disposed of by December 31, 1997.

NOTE 19 - FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 1996, the Company recorded certain non-recurring adjustments, the most significant of which was the discontinuance of the Company's multilayer ceramics operations. Recorded fourth quarter adjustments for the discontinued multilayer ceramics operations included: write-off of $8.9 million of preproduction costs, $2.0 million of prepaid royalties, reduction in the carrying amount of property, plant and equipment by $14.9 million and the accrual of certain costs, $1.9 million of miscellaneous items and estimated losses to be incurred through the disposal date totaling $1.6 million. Additional fourth quarter adjustments included: $6.2 million reduction in the carrying amounts of equipment at the MPS facility in Singapore and in Indonesia and a $1.6 million allowance for receivable from the Company's joint venture partner in Indonesia. These fourth quarter adjustments were the result of changing market demand for the multilayer ceramics products, IBM's unwillingness to renegotiate the terms of the IBM Agreement or purchase products from the Company, reduced demand for pressed ceramic products and a change in the Company's strategic direction by new management which joined the Company in the fourth quarter of 1996.

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                         FINANCIAL STATEMENTS SCHEDULES

Board of Directors
Microelectronic Packaging, Inc.
San Diego, California

The audits referred to in our report dated March 26, 1997, except for Note 17 paragraph 8 which is as of April 5, 1997 and Note 9 paragraph 11, which is as of April 10, 1997, relating to the consolidated financial statements of Microelectronic Packaging, Inc., which is contained in Item 8 of this Form 10-K included the audits of the 1996 and 1995 consolidated financial statement schedules listed in the accompanying index. The 1996 and 1995 financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such 1996 and 1995 consolidated financial statement schedules present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered a loss from operations in the amount of $11,301,000 and a loss from disposal of multilayer ceramics operations of $30,541,000 in 1996, has a working capital deficiency of $30,015,000 and an accumulated deficiency of $68,752,000 as of December 31, 1996, is not in compliance with certain loan agreements, has received a demand letter from one of its lenders, is economically dependent on a limited number of customers, has a foreign subsidiary in receivership under Singapore law and has various claims and lawsuits filed against the Company and its subsidiaries and may be forced to seek protection for the Company and certain subsidiaries under United States bankruptcy or similar bankruptcy laws in Singapore. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. In the event a plan of reorganization is accepted for the subsidiary, continuation of the Company thereafter is dependent on the Company's ability to negotiate payment arrangements with other creditors and achieve sufficient cash flow to meet its restructured debt obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        BDO SEIDMAN, LLP
Costa Mesa, California
March 26, 1997

                        MICROELECTRONIC PACKAGING, INC.
      CONDENSED FINANCIAL INFORMATION OF MICROELECTRONIC PACKAGING, INC.
                            CONDENSED BALANCE SHEET
                                  SCHEDULE I


December 31,                                                          1996             1995
----------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash                                                           $  1,896,000    $    587,000
   Other current assets                                                274,000         256,000
----------------------------------------------------------------------------------------------
     Total current assets                                            2,170,000         843,000
----------------------------------------------------------------------------------------------
Investments in and net advances to/(from) subsidiaries                       -       7,544,000
Prepaid royalty                                                              -       2,000,000
Other non-current assets                                                 6,000         109,000
----------------------------------------------------------------------------------------------
                                                                  $  2,176,000    $ 10,496,000
==============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable and accrued liabilities                       $    694,000    $    614,000
   Deferred revenue                                                    312,000         572,000
   Current portion of long-term debt                                 2,191,000         372,000
----------------------------------------------------------------------------------------------
     Total current liabilities                                       3,197,000       1,558,000
----------------------------------------------------------------------------------------------
Long-term debt                                                       1,250,000       1,522,000

Investments, net of cumulative losses in,
   and net advances from, subsidiaries                              28,343,000               -

Commitments, contingent liabilities and subsequent events

Shareholders' equity (deficit):
   Common stock                                                     38,138,000      34,326,000
   Accumulated deficit                                             (68,752,000)    (26,910,000)
----------------------------------------------------------------------------------------------
                                                                   (30,614,000)      7,416,000
----------------------------------------------------------------------------------------------
                                                                  $  2,176,000    $ 10,496,000
==============================================================================================

   The accompanying notes are an integral part of these condensed financial statements.

                        MICROELECTRONIC PACKAGING, INC.
      CONDENSED FINANCIAL INFORMATION OF MICROELECTRONIC PACKAGING, INC.
                       CONDENSED STATEMENT OF OPERATIONS
                                  SCHEDULE I


Year ended December 31,                                               1996             1995            1994
--------------------------------------------------------------------------------------------------------------
Revenues:
   Net sales                                                       $         -    $          -    $  1,173,000
   Management fees from subsidiary                                     720,000         720,000         720,000
--------------------------------------------------------------------------------------------------------------
                                                                       720,000         720,000       1,893,000
Expenses:
   Cost of goods sold                                                        -               -       1,070,000
   Selling, general and administrative                               2,711,000       3,752,000       1,874,000
--------------------------------------------------------------------------------------------------------------
                                                                     2,711,000       3,752,000       2,944,000
Other income (expense):
Equity in earnings (losses) of unconsolidated subsidiaries         (39,236,000)      1,351,000     (2,201,000)
   Royalty revenue                                                           -               -         153,000
   Other, net                                                         (615,000)        295,000         160,000
--------------------------------------------------------------------------------------------------------------
                                                                   (39,851,000)      1,646,000      (1,888,000)
--------------------------------------------------------------------------------------------------------------
Net loss                                                          $(41,842,000)   $ (1,386,000)   $ (2,939,000)
==============================================================================================================

   The accompanying notes are an integral part of these condensed financial statements.

                        MICROELECTRONIC PACKAGING, INC.
      CONDENSED FINANCIAL INFORMATION OF MICROELECTRONIC PACKAGING, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                                  SCHEDULE I


Year ended December 31,                                               1996             1995            1994
--------------------------------------------------------------------------------------------------------------

Net cash used by operating activities                              $(1,627,000)    $(2,602,000)    $(1,167,000)

Cash flows from investing activities:
   Acquisition of fixed assets                                               -          (5,000)        (11,000)
   Advances under notes receivable                                           -         (30,000)       (940,000)
--------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                               (1,627,000)        (35,000)       (951,000)
--------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Intercompany advances (repayments)                               (1,349,000)      1,891,000      (3,349,000)
   Repayments under convertible promissory notes
     to shareholders                                                         -               -        (462,000)
   Borrowing under long-term debt                                    2,800,000       1,500,000               -
   Repayments under long-term debt                                    (395,000)       (195,000)       (172,000)
   Issuance of common stock                                          1,880,000               -       5,906,000
--------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                            2,936,000       3,196,000       1,923,000
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                      1,309,000         559,000        (195,000)
Cash at beginning of year                                              587,000          28,000         223,000
--------------------------------------------------------------------------------------------------------------
Cash at end of year                                                $ 1,896,000     $   587,000     $    28,000
==============================================================================================================

   The accompanying notes are an integral part of these condensed financial statements.

                        MICROELECTRONIC PACKAGING, INC.
      CONDENSED FINANCIAL INFORMATION OF MICROELECTRONIC PACKAGING, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                      OF MICROELECTRONIC PACKAGING, INC.
                                  SCHEDULE I


NOTE 1 - STATEMENT OF ACCOUNTING POLICY

Statement of accounting policy - The accompanying condensed financial information has been prepared by Microelectronic Packaging, Inc. ("MPI") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is therefore suggested that this condensed financial information be read in conjunction with the Consolidated Financial Statements and notes thereto.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - CAPITAL RESOURCES - MPI has limited revenues (comprised primarily of management fees received from MPS, as discussed below) to fund its operations and must rely on cash on hand, cash generated by its subsidiaries, borrowings, and certain proprietary technology in order to fund future operations.

The various loan agreements of MPI's individual subsidiaries significantly restrict their ability to transfer cash to MPI in the form of dividends, loans, or otherwise. During 1996, 1995 and 1994, MPI received management fees from MPS in the amount of $720,000 in each year (such amounts are included as revenues in the accompanying Condensed Financial Information, but have been eliminated in the consolidated financial statements).

The accompanying financial statements have been prepared assuming the Company (including subsidiaries except MPM) will continue as a going concern. A number of factors, including the Company's history of significant losses, cross default provisions specified in most of the Company's borrowing arrangements, various claims and lawsuits filed against the Company and its subsidiaries, that the Company may be forced to seek protection under United States bankruptcy or similar bankruptcy laws of Singapore, dependence on a limited number of customers, MPM being in receivership, the Company's scarcity of working capital, the debt service costs associated with the Company's high level of existing indebtedness, and the need to restructure debt which is currently in default raise substantial doubts about the Company's ability to continue as a going concern (see Note 2 to the Consolidated Financial Statements).

Numerous creditors have threatened or filed lawsuits against MPS for its various defaults and violations of certain agreements entered into by MPI and its various subsidiaries. If such creditors choose to enforce their claims and are successful in doing so, the Company may be forced to seek protection under Chapter 7 or 11 of Title 11 the United States Code or under similar bankruptcy laws in Singapore.

NOTE 3 - INVESTMENTS - MPI accounts for its investments in majority-owned subsidiaries using the equity method. Under the equity method, investments are carried at cost adjusted for MPI's proportionate share of the subsidiaries' undistributed earnings and losses.

Investment in, net of advances to/(from) subsidiaries comprise the following:

December 31,                                                             1996           1995
-----------------------------------------------------------------------------------------------
MPS common ownership interest, net of advances                        $ (5,020,000)   $7,207,000
MPA common ownership interest, net of advances                          (3,097,000)     (696,000)
CTM common ownership interest, net of advances                           2,298,000     1,951,000
MPC common ownership interest, net of advances                            (300,000)       35,000
MPM common ownership interest, net of advances (in receivership)       (22,224,000)     (953,000)
-----------------------------------------------------------------------------------------------
                                                                     $(28,343,000)   $7,544,000
===============================================================================================

Pursuant to the Company's decision to cease its multilayer ceramic operations and to liquidate MPM's assets, MPM is currently in receivership in Singapore. See Notes 17 and 19 of the Notes to the Consolidated Financial Statements.

NOTE 4 - Notes Receivable - See Note 6 to Notes to Consolidated Financial Statements.

                        MICROELECTRONIC PACKAGING, INC.
      CONDENSED FINANCIAL INFORMATION OF MICROELECTRONIC PACKAGING, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                      OF MICROELECTRONIC PACKAGING, INC.
                                  SCHEDULE I

NOTE 5 - PREPAID ROYALTIES - Under the terms of its technology transfer and licensing agreement with International Business Machines Corporation ("IBM") (see Note 4 to the Consolidated Financial Statements), the Company paid an up-front minimum royalty of $2,000,000. This up-front royalty was included in other non-current assets in 1995, and was transferred to the Company's MPM subsidiary in 1996. This amount was written-off in 1996 due to the Board of Director's decision to discontinue the multilayer ceramics operations.

NOTE 6 - COMMITMENTS - Commitments, contingent liabilities and subsequent events are described in Note 9 to the Consolidated Financial Statements.

NOTE 7 - LONG-TERM DEBT

December 31,                                                                                  1996           1995
-------------------------------------------------------------------------------------------------------------------
Long-term debt consists of:

Term note due to a customer of a subsidiary, bearing interest at 18%, payable in quarterly installments commencing in March 1997, principal due in quarterly installments over a four-year term commencing in March 1998, secured by various
assets of MPA and CTM                                                                     $1,250,000     $1,500,000

8% convertible debentures, due October 1997, unsecured, subsequently converted
in the first quarter of 1997                                                               1,900,000              -

Non interest bearing obligations, originally payable in quarterly installments of $36,300 through December 1998, discounted at 7.7%, principal has been accelerated by holders, as a result of the change in MPI's Chairman and CEO, balance to be paid over seven months ending July, 1997, secured by 121,372
shares of MPI common stock                                                                   291,000        394,000
-------------------------------------------------------------------------------------------------------------------
                                                                                           3,441,000      1,894,000

Current portion of long-term debt                                                          2,191,000       (372,000)
-------------------------------------------------------------------------------------------------------------------
                                                                                          $1,250,000     $1,522,000
===================================================================================================================

Annual principal repayments are $2,191,000, $234,000, $313,000, $313,000 and
$313,000 in 1997 through 2001, respectively. Amounts due thereafter total $77,000. In addition, MPI has guaranteed payment of certain obligations of certain of its subsidiaries - see Notes 5, 7 and 8 to Notes to Consolidated Financial Statements.

On April 10, 1997, DBS sent to MPS a written demand for payment of the outstanding debt owed to DBS by MPM. In addition to demanding payment, DBS imposed the default interest rate (additional 3% interest rate) on the outstanding debt.

NOTE 8  -  SUBSEQUENT EVENTS

See Note 17 to Notes to Consolidated Financial Statements.

The Company's subsidiaries are currently in default on substantially all of their debt obligations and numerous trade and other creditors are requesting repayment of their amounts due. The Company guarantees most of its subsidiaries' debt. See Note 8 to the Consolidated Financial Statements.

NOTE 9  -  SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

Cash paid for interest during 1996, 1995 and 1994 totaled $106,000, $160,000 and $72,000, respectively. As discussed in Notes 8 and 11 to the Consolidated Financial Statements, holders of $900,000 of convertible debentures had elected to convert their debentures into 1,306,996 shares of common stock, as of December 31, 1996.

                        MICROELECTRONIC PACKAGING, INC.
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                                  SCHEDULE II

                                                    ADDITIONS     ADDITIONS
                                      BALANCE AT   CHARGED TO       CHARGED
                                       BEGINNING    COSTS AND      TO OTHER                    BALANCE AT
                                       OF PERIOD     EXPENSES      ACCOUNTS   DEDUCTIONS    END OF PERIOD
---------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

YEAR ENDED DECEMBER 31, 1994          $  111,000     $    25,000                              $   136,000
YEAR ENDED DECEMBER 31, 1995          $  136,000     $    77,000               $ (14,000)     $   199,000
YEAR ENDED DECEMBER 31, 1996          $  199,000     $    99,000                              $   298,000

INVENTORY VALUATION RESERVES:

YEAR ENDED DECEMBER 31, 1994          $  382,000     $   310,000               $ (29,000)     $   663,000
YEAR ENDED DECEMBER 31, 1995          $  663,000     $   460,000               $ (93,000)     $ 1,030,000
YEAR ENDED DECEMBER 31, 1996          $1,030,000     $   606,000               $(312,000)     $ 1,324,000

OTHER VALUATION RESERVES (1):

YEAR ENDED DECEMBER 31, 1994                         $   157,000                              $   157,000
YEAR ENDED DECEMBER 31, 1995          $  157,000     $   916,000               $ (90,000)     $   983,000
YEAR ENDED DECEMBER 31, 1996          $  983,000     $ 1,817,000                              $ 2,800,000

PROPERTY, PLANT AND EQUIPMENT -
 CONTINUING OPERATIONS:

YEAR ENDED DECEMBER 31, 1996                         $ 6,163,000                              $ 6,163,000


PROPERTY, PLANT AND EQUIPMENT -
 DISCONTINUED OPERATIONS:

YEAR ENDED DECEMBER 31, 1996                         $14,943,000                              $14,943,000

(1)  PERTAINS TO OTHER RECEIVABLES, INCLUDING INNOVENTURE RECEIVABLE.