Form 10-Q
period 1997-03-31
MICROELECTRONIC PACKAGING INC /CA/
filed 1997-05-15
CIK 916232

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                    COMMISSION FILE NUMBER      0-23562
                                                -------

                        MICROELECTRONIC PACKAGING, INC.
                        -------------------------------
            (Exact name of registrant as specified in its charter)


              California                                94-3142624
----------------------------------------    -----------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

9350 Trade Place, San Diego, California                    92126
----------------------------------------    -----------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code  (619) 530-1660
                                                  ------------------

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]  No [_]

At May 13, 1997, there were outstanding 10,793,280 shares of Registrant's Common
   ------------                         ----------
Stock, no par value per share.

===============================================================================

Index                                                                                   Page No.
-----                                                                                   -------
PART I          FINANCIAL INFORMATION

Item 1.         Financial Statements:

                Condensed Consolidated Balance Sheets...................................    3

                Condensed Consolidated Statements of Operations.........................    4

                Condensed Consolidated Statements of Cash Flows.........................    5

                Condensed Consolidated Statement of Changes in Shareholders' Deficit....    6

                Notes to Condensed Consolidated Financial Statements....................    7

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................................   11

PART II         OTHER INFORMATION

Item 1.         Legal Proceedings.......................................................   28

Item 2.         Changes in Securities...................................................   28

Item 3.         Defaults Upon Senior Securities.........................................   28

Item 4.         Submission of Matters to a Vote of Security Holders.....................   28

Item 5.         Other Information.......................................................   28

Item 6.         Exhibits and Reports on Form 8-K........................................   28

SIGNATURES..............................................................................   30

EXHIBIT INDEX...........................................................................   31

                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                        MICROELECTRONIC PACKAGING, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                            March 31,         December 31,
                                                              1997                1996
------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash                                                    $  2,949,000       $   2,954,000
  Accounts receivable, net                                   4,732,000           5,849,000
  Inventories                                               13,560,000          10,072,000
  Other current assets                                         879,000           1,836,000
------------------------------------------------------------------------------------------
    Total current assets                                    22,120,000          20,711,000
Property, plant and equipment, net                           3,264,000           3,479,000
Other non-current assets                                       874,000             704,000
------------------------------------------------------------------------------------------
                                                          $ 26,258,000       $  24,894,000
==========================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Line of credit borrowings, due on demand                $  2,891,000       $   5,201,000
  Debt in default, due on demand                             7,931,000           8,084,000
  Current portion of long-term debt                            875,000           2,527,000
  Accounts payable                                          17,255,000          12,522,000
  Accrued liabilities                                        2,168,000           2,626,000
  Deferred revenue                                             451,000             503,000
  Current liabilities of discontinued operations, net       20,429,000          19,263,000
------------------------------------------------------------------------------------------
    Total current liabilities                               52,000,000          50,726,000
Long-term debt, less current portion                         4,390,000           4,782,000
Commitments and Contingencies
Shareholders' Deficit
  Common stock, no par value                                39,839,000          38,138,000
  Accumulated deficit                                      (69,971,000)        (68,752,000)
------------------------------------------------------------------------------------------
Total shareholders' deficit                                (30,132,000)        (30,614,000)
------------------------------------------------------------------------------------------
                                                          $ 26,258,000       $  24,894,000
==========================================================================================

                        MICROELECTRONIC PACKAGING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                       Three months ended March 31,
                                                      -----------------------------
                                                          1997             1996
-----------------------------------------------------------------------------------
Net sales:
 Product sales                                        $ 13,894,000     $ 17,217,000
 Other sales                                                     -          234,000
-----------------------------------------------------------------------------------
                                                        13,894,000       17,451,000
Cost of goods sold:
 Product sales                                          13,177,000       14,239,000
 Other sales                                                     -          215,000
-----------------------------------------------------------------------------------
                                                        13,177,000       14,454,000
-----------------------------------------------------------------------------------
Gross profit                                               717,000        2,997,000

Selling, general and administrative                      1,718,000        1,437,000
Engineering and product development                        339,000          613,000
-----------------------------------------------------------------------------------
  Income (loss) from operations                         (1,340,000)         947,000

Other income (expense):
 Foreign exchange gain                                     303,000          142,000
 Interest (expense), net                                  (390,000)        (388,000)
 Other income, net                                         208,000           53,000
-----------------------------------------------------------------------------------
Income (loss) from continuing operations
 before provision for income taxes                      (1,219,000)         754,000
Provision for income taxes                                       -          100,000
-----------------------------------------------------------------------------------
Income (loss) from continuing operations                (1,219,000)         654,000
Loss from discontinued operations                                -          (89,000)
-----------------------------------------------------------------------------------
Net income (loss)                                     $ (1,219,000)    $    565,000
===================================================================================
Weighted average shares used
 in per share calculation                                9,040,000        4,903,000
===================================================================================
Net income (loss) per common share:
 Income (loss) from continuing operations             $      (0.13)    $       0.13
 Loss from discontinued operations                               -            (0.01)
-----------------------------------------------------------------------------------
Net income (loss) per common share                    $      (0.13)    $       0.12
===================================================================================

                        MICROELECTRONIC PACKAGING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                         Three months ended March 31,
                                                                        ------------------------------
                                                                          1997                1996
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                     $ (1,219,000)      $   565,000
  Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
      Depreciation and amortization                                          230,000           671,000
      Unrealized gain on borrowings
        denominated in foreign currency                                      (64,000)           (9,000)
      Gain on sale of fixed assets                                            (3,000)                -
      Realized loss on forward foreign currency contracts                          -           557,000
  Changes in assets and liabilities:
      Accounts receivable                                                  1,117,000        (2,435,000)
      Inventories                                                         (3,488,000)           65,000
      Other current assets                                                   758,000          (705,000)
      Deferred facility start-up costs and other non-current assets           30,000        (1,088,000)
      Accounts payable, accrued liabilities and deferred revenue           5,389,000           827,000
------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities of:
  Continuing operations                                                    2,750,000        (1,552,000)
  Discontinued operations                                                    128,000
------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                           2,878,000        (1,552,000)
------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of fixed assets                                                (37,000)       (1,491,000)
  Proceeds from sale of fixed assets                                          25,000                 -
  Realized (loss) from forward foreign currency contracts                          -          (557,000)
------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                             (12,000)       (2,048,000)
------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase (decrease) in short-term notes payable
    Continuing operations                                                 (2,310,000)          743,000
    Discontinued operations                                                 (101,000)                -
  Borrowings under long-term debt and promissory notes
    Continuing operations                                                     34,000        10,000,000
  Principal payments on long-term debt and promissory notes
    Continuing operations                                                   (467,000)         (179,000)
    Discontinued operations                                                  (27,000)                -
  Issuance of common stock                                                         -         1,920,000
------------------------------------------------------------------------------------------------------
    Net cash provided (used) by financing activities                      (2,871,000)       12,484,000
------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                               (5,000)        8,884,000
Cash at beginning of period                                                2,954,000         2,923,000
------------------------------------------------------------------------------------------------------
Cash at end of period                                                   $  2,949,000       $11,807,000
======================================================================================================

                        MICROELECTRONIC PACKAGING, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                           IN SHAREHOLDERS' DEFICIT
                                  (unaudited)

                                    Common Stock
                               -----------------------     Accumulated
                                 Shares       Amount         Deficit           Total
                               ----------  -----------   -------------     ------------
Balance at January 1, 1997      6,991,493  $38,138,000   $ (68,752,000)    $(30,614,000)
Issuance of common stock        3,801,787    1,701,000                        1,701,000
Net loss                                                    (1,219,000)      (1,219,000)
                               ----------  -----------   -------------     ------------
Balance at March 31, 1997      10,793,280  $39,839,000   $ (69,971,000)    $(30,132,000)
                               ==========  ===========   =============     ============


                        MICROELECTRONIC PACKAGING, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. QUARTERLY FINANCIAL STATEMENTS

   The accompanying condensed consolidated financial statements and related notes at and for the three month periods ended March 31, 1997 and 1996 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim periods. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 1996 in the Company's Annual Report on Form 10-K. Readers of this Quarterly Report on Form 10-Q are strongly encouraged to review the Company's Annual Report on Form 10-K. Copies are available from the Chief Financial Officer of the Company at 9350 Trade Place, San Diego, California 92126.

2. INVENTORIES

Inventories consist of the following:
                                           MARCH 31, 1997    December 31, 1996
                                           --------------    -----------------
                                            (unaudited)
 Raw materials..........................     $ 9,619,000        $ 5,797,000
 Work-in-progress.......................       3,865,000          2,977,000
 Finished goods.........................       1,246,000          2,622,000
 Obsolescence reserve...................      (1,170,000)        (1,324,000)
                                             -----------        -----------
                                             $13,560,000        $10,072,000
                                             ===========        ===========

3. EFFECTS OF INCOME TAXES

   The Company has not recorded provisions for any income taxes for the quarter ended March 31, 1997, since the Company's domestic and Singapore operations generated operating losses for both financial reporting and income tax purposes.

   The Company believes that it has incurred an ownership change pursuant to
   Section 382 of the Internal Revenue Code and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations.

4. NET INCOME (LOSS) PER SHARE

   The computation of primary net income (loss) per share is based upon the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents from the assumed exercise of stock options (using the treasury stock method). Fully diluted net income (loss) per share has not been presented as it is not materially different from primary net income (loss) per share. When dilutive, fully diluted net income (loss) per share will include the effects of the conversion of the Transpac debenture into shares of MPI Common Stock.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

5. COMMITMENTS AND CONTINGENCIES

   The Company is involved in various claims and litigation arising in and outside of the ordinary course of business. In addition, given the current state of the Company and its subsidiaries, numerous creditors and parties to contracts have threatened or initiated litigation to recoup their loans and investments. If these claims are not favorably resolved, they will have a material adverse effect on the Company's financial condition, results of operations and ability to continue as a going concern.

6. CUSTOMER SUPPLIED INVENTORY

   The Company's CTM Electronics, Inc. subsidiary purchases certain chips used in the assembly of its multichip modules from one of the Company's significant customers. This customer has notified the Company of its intent to stop selling chips to the Company effective January 1, 1998, and instead will provide the chips on consignment. The pro forma presentation below gives effect to this proposed change on selected line items from the Company's Condensed Consolidated Financial Statements as of, and for the three months ended, March 31, 1997, as if this change had been put into effect on January 1, 1997.

                                 Historical        Pro Forma          Pro Forma
                               March 31, 1997     Adjustments       March 31, 1997
=======================================================================================
Total current assets             $22,120,000    $(7,735,000) (1)      $14,385,000
=======================================================================================
Total current liabilities        $52,000,000    $(7,735,000) (1)      $44,265,000
=======================================================================================

   (1) Effect on total current assets is the result of reduced carrying values of inventories and accounts receivable, and the effect on total current liabilities results from the reduced resulting balances of accounts payable.

                             Historical                                    Pro Forma
                         Three Months Ended       Pro Forma           Three Months Ended
                           March 31, 1997        Adjustments            March 31, 1997
=========================================================================================
Net sales                    $13,894,000        $(7,134,000)(1)(2)         $ 6,760,000

Cost of goods sold            13,177,000         (7,280,000)(1)              5,879,000

Gross profit                     717,000            146,000                    863,000

Net income (loss)            $(1,219,000)           146,000                $(1,073,000)
=======================================================================================
Net income (loss) per
  common share               $     (0.13)       $      0.01                $     (0.12)
=======================================================================================

   (1) Effect on net sales and cost of goods sold is the result of a reduction in the sales amount and reduced cost of materials used in the assembly process of these multichip modules.

   (2) Effect on net sales resulting from a reduction of sales discounts which would occur as a result of lower selling prices. The Company has offered a 2% discount for prompt payment of invoices, which the customer has consistently utilized.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

7.  LOSS OF BUSINESS

    The Company's MPC subsidiary was informed in April 1997 that Carborundum Corporation ("Carborundum"), its sole customer, was immediately cancelling the manufacturing and related agreements with MPC as a result of Carborundum's sale of its assets to a third party.

    On April 5, 1997, a fire at the Company's MPC facility caused damage to the building and certain equipment. The Company is insured against the fire, and believes that it will incur minimal losses from the fire. The Company intends to close the MPC operation and has terminated all of its MPC employees. MPC represented approximately 6% of consolidated net sales of the Company in the year ended December 31, 1996, and comprised less than 1% of the Company's consolidated total assets. The Company expects that there will be minimal impact from the disposition of the assets of MPC. Most costs of closure of the MPC operations will be borne by the former customer or the Company's business interruption insurance.

8.  SUPPLEMENTAL INFORMATION TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

    Holders of the remaining $1,900,000 of convertible debentures issued in October 1996, elected to convert their debentures into 3,801,787 shares of Common Stock during the quarter ended March 31, 1997.

9.  NEW ACCOUNTING STANDARD

    On March 3, 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 13, Earnings per Share. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997; early adoption is not permitted. The Company has not determined the effect, if any, of adoption on its EPS computation(s).

10. GOING CONCERN

    The accompanying financial statements have been prepared assuming the Company (including subsidiaries except MPM) will continue as a going concern. A number of factors, including the Company's history of significant losses, the debt service costs associated with the Company's high level of existing indebtedness, the need to restructure debt which is currently in default, various claims and lawsuits, the economic dependency upon a limited number of customers, MPM in receivership, and the possibility of MPS being placed into receivership raise substantial doubts about the Company's ability to continue as a going concern. The Company currently has $7.9 million of indebtedness in default and thereby due upon demand, as well as $2.9 million of line of credit borrowings that are also due upon demand. The Company does not possess sufficient cash resources to repay these obligations, and the Company would be unable to repay these loans in the event that such demand was made by the Company's creditors.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

    As a result of the events described above, the new executive management team is restructuring the Company's remaining operations with the goal of producing profits and positive cash flow. Management has been successful in restructuring two of the Company's customer loans; principal will be repaid over three to four years with the commencement of principal payments deferred until 1998. The Company believes that it may be able to restructure the majority of its remaining customer loans on similar terms.

11. Forward Looking Statements

    These Condensed Consolidated Financial Statements contain forward-looking statements which involve substantial risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the effects of debt restructuring and restructuring of MPS.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Conditions and Results of Operations contains forward-looking statements which involve substantial risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section and elsewhere in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

NET SALES

Net sales were $13,894,000 for the first three months of 1997 ("1997"), which represents a decrease of $3,557,000 or 20.4% when compared to the first three months of 1996 ("1996"). The decrease in net sales during 1997 was primarily attributable to a $4,545,000 reduction in revenues from sales of pressed ceramics products at the Company's Microelectronic Packaging (S) Pte. Ltd. ("MPS") subsidiary, offset in part by a $1,458,000 increase in revenues from the sales of MCM products at the Company's CTM Electronics, Inc. ("CTM") subsidiary. The decrease in sales of pressed ceramic products reflects a 45% reduction in the number of units sold and a 5% reduction in average selling prices between 1996 and 1997. The reduction in units sold results from the loss of a significant customer (SGS-Thompson) and an industry-wide decline in the demand for pressed ceramics products. The increase in sales of MCM's results from a 48% increase in average selling prices due to a change in product mix, offset in part by a 21% reduction in units sold.

Net sales for 1996 includes $234,000 of revenues derived under an equipment and technology transfer agreement with a government factory in Yixing, China. Such revenues have been included in "Other Sales" in the Condensed Consolidated Statement of Operations. There were no such revenues recorded in 1997.

COST OF GOODS SOLD

Cost of goods sold for 1997 was $13,177,000, which represents a decrease of $1,277,000 or 8.8% from 1996. This decrease is comprised of a decrease in costs at MPS of $2,567,000 or 31% and an increase in costs at CTM of $2,048,000 or 43%. The decrease in cost of goods sold for pressed ceramics results from the 45% decline in the number of units shipped by MPS, offset in part by an increase in costs of approximately 14%. The increase in cost of goods sold for MCM's in 1997 results primarily from a 99% increase in the average per unit cost of the major components used, reduced by a 21% decrease in the number of units shipped at ctm. The increase in the average material cost per unit results from a change in product mix and correlates directly with the increase in average unit selling prices discussed above (which accounts for a 78% increase in costs).

Cost of goods sold for 1996 includes $215,000 of expenses incurred in connection with the equipment and technology transfer agreement with a government factory in Yixing, China. Such expenses have been included in "other sales" under "cost of goods sold" in the Condensed Consolidated Statement of Operations. There were no such expenses incurred in 1997.

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GROSS PROFIT

The gross profit for 1997 was $717,000 or 5.2% of net sales, as compared to $2,997,000 or 17.2% for 1996. The decrease in gross profit results from the reduction in units shipped at MPS, which has reduced overhead absorption, offset in part by an increase in gross margin in absolute dollars at CTM through sale of higher-priced products. The cost of the raw materials used in the assembly of the new multichip modules have increased approximately dollar-for-dollar with net sales, causing gross margin, as a percentage of sales, to decline (see Note 6 to the Condensed Consolidated Financial Statements).

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $1,718,000 for 1997 as compared with $1,437,000 for 1996. This increase of $281,000 or 19.6% is primarily due to the increase in legal, personnel, and other costs related to the Company's ongoing operations and restructuring. The Company currently anticipates that selling, general and administrative expenses will increase during the remainder of fiscal 1997 from fiscal 1996 levels due in part to the continuation of the restructuring.

ENGINEERING AND PRODUCT DEVELOPMENT

Engineering and product development expenses were $339,000 for 1997, representing a decrease of $274,000 or 44.7%, from 1996. This decrease is primarily due to a decrease in personnel costs and expenditures on materials used in product development at MPS. This decrease corresponds with the reduced sales levels at MPS. The Company currently anticipates that engineering and product development costs will increase during the remainder of 1997.

FOREIGN EXCHANGE GAIN

As discussed in more detail below, the Company's operating results are subject to the impact of fluctuations in the relative values of certain currencies. The Company reported net foreign exchange gains of $303,000 for 1997, and $142,000 for 1996 which are the result of the appreciation of the value of the US dollar relative to the Singapore dollar. The appreciation of the value of the US dollar relative to the Japanese yen during 1997 had the effect of decreasing the cost of certain raw materials as well as reducing the carrying value of certain of the Company's obligations. The appreciation of the Japanese yen relative to the US dollar during 1996 had the effect of increasing the cost of certain raw materials as well as increasing the carrying value of certain of the Company's obligations.

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

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

In an effort to minimize the impact of foreign exchange rate movements on the Company's operating results, and subject to financing from and the consent of DBS, the Company has entered into forward foreign currency contracts to hedge foreign currency transactions such as purchases of raw materials denominated in Japanese yen. The Company generally enters into forward contracts only when it anticipates future weakening of the US dollar relative to either the Singapore dollar or Japanese yen. The terms of forward contracts involve the exchange of US dollars for either Japanese yen or Singapore dollars at a future date, with maturities generally ranging from one to several months from the execution date of the forward contract. At contract maturity, the Company makes net settlements of US dollars for foreign currencies at forward rates that were agreed to at the execution date of the forward contracts. The Company utilizes its S$30.0 million (US$20.8 million at March 31, 1997) foreign exchange line of credit with DBS to finance the purchase of forward foreign currency contracts with maturities of up to 12 months. Advances under this line of credit are guaranteed by MPI and are secured by all of the assets of MPS, including a second mortgage on MPS's leasehold land and buildings. The Company's ability to utilize this line is subject to significant limitations imposed by DBS. An additional factor which restricts the Company's hedging activities is the available borrowing capacity of the foreign exchange line of credit. As a result of these and other factors, the Company's hedging measures have been and will continue to be severely limited in their effectiveness.

INTEREST EXPENSE

Interest expense was $390,000 for 1997, representing a decrease of $2,000 or 0.5% from 1996.

OTHER INCOME (EXPENSE)

Other income was $208,000 for 1997, as compared to $53,000 for 1996, which is principally comprised of a $190,000 gain on the sale of the assets which were collateral for a loan made by the Company, which had been fully-reserved in 1995.

EFFECTS OF INCOME TAXES

The Company has not recorded provisions for any income taxes for the quarter ended March 31, 1997, since the Company's domestic and Singapore operations generated operating losses for both financial reporting and income tax purposes.

The Company believes that it has incurred an ownership change pursuant to
Section 382 of the Internal Revenue Code and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's independent certified public accountants have included an explanatory paragraph in their audit report with respect to the Company's December 31, 1994, 1995 and 1996 consolidated financial statements related to a substantial doubt with respect to the Company's ability to continue as a going concern. There can be no assurance that the Company will operate profitably in the future and that the Company will not continue to sustain losses. Absent outside debt or equity financing, and excluding significant expenditures required for the Company's major projects and assuming the Company is successful in restructuring its debt, the Company currently anticipates that cash on hand and anticipated cash flow from operations may be adequate to fund its operations in the ordinary course throughout the remainder of 1997. Any significant increase in planned capital expenditures or other costs or any decrease in, or elimination of, anticipated sources of revenue or the inability of the Company to restructure its debt could cause the Company to restrict its business and product development efforts. There can be no assurance that the Company will be successful in

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

restructuring its debt on acceptable terms, or at all. If adequate revenues are not available, the Company will be unable to execute its business development efforts and has been required to delay, scale back or eliminate programs such as the transition of the Singapore operations to Indonesia and may be unable to continue as a going concern.

During the first three months of 1997, the Company financed its operations primarily through cash flows from its operating units. The Company's principal sources of liquidity as of March 31, 1997 consisted of $2.9 million of cash and a very limited available borrowing capacity with DBS.

The Company is currently in default on substantially all of its debt obligations and numerous trade and other creditors are requesting repayment of their amounts due.

MPS has a S$9.5 million (US$6.6 million) borrowing arrangement with DBS, guaranteed by MPI, consisting of a working capital line of credit facility and an overdraft facility. Borrowings under this arrangement are due on demand and are secured by substantially all of the assets of MPS. Borrowings under the working capital line and the overdraft facility bear interest at the Singapore prime rate plus 1/2% and 3/4%, respectively. At March 31, 1997, MPS had outstanding borrowings under this arrangement of US$2.8 million. In addition, MPS had loans from, or guaranteed by, customers totaling US$10.3 million.

The MPS borrowing agreements include affirmative and negative covenants with respect to MPS, including the maintenance of certain financial statement ratios, balances, earnings levels and limitations on payment of dividends, transfers of funds and incurrence of additional debt. The MPM agreement also contains certain restrictive provisions. As of March 31, 1997, MPS and MPM were not in compliance with the covenants set forth in its agreement with DBS. The Company anticipates that the industry-wide depressed market for pressed-ceramics will continue for the remainder of 1997. As a result, the Company will continue to have difficulty in meeting its covenants with DBS. The Company is in regular communication with DBS, providing DBS with data on the Company and the industry. DBS is participating in the financial restructuring efforts of MPS.

The Company was recently informed that DBS may appoint a receiver for MPS. Should DBS appoint a receiver for MPS, the receiver may elect to accept an offer to purchase assets of MPS. Alternatively, the receiver may elect to liquidate the assets of MPS, which would cause the cessation of MPS's operations and sales. The Company may negotiate with DBS and the receiver-to-be in an attempt to sell selected assets of MPS, which would allow the Company to remain in the pressed ceramics business. Since MPS's sales are material to the Company's results of operations, any cessation would materially adversely affect the Company's financial condition and results of operations.

As of March 31, 1997, MPS failed to make timely principal payments under its loan obligations to TI, SGS-Thomson and a note to Citibank N.A. guaranteed by Motorola. Remedies available to the note holders include acceleration of the principal balance of the notes, attachment and/or foreclosure of assets of MPS, CTM, MPA, and MPI pledged as security, and perfection of guarantees issued by MPI. The Company is in regular communication with all lenders regarding the restructure. No lender to date has either declared a default or has exercised any such remedies under these notes. MPS entered into an Amended Loan and Security Agreement with TI on April 2, 1997 pursuant to which TI agreed to (i) waive its right to pursue a default remedy under the original loan agreement,
(ii) a lower interest rate of 3.5% per annum on the outstanding balance and
(iii) a revised (and extended) payment schedule for the outstanding balance owed by MPS. The Company is currently attempting to renegotiate the terms and conditions of its notes with SGS-Thomson and Citibank to waive any current defaults and to restructure the notes to provide more favorable terms to the Company. There can be no assurance that the Company will be successful in these negotiations or that SGS-Thomson and Citibank will not avail themselves of the remedies available to them.

MPC has a S$500,000 (US$346,000 at March 31, 1997) borrowing arrangement with DBS, guaranteed by both MPI and MPS, consisting of a working capital line and an overdraft facility. Borrowings under this arrangement are also due on demand and are secured by all of the assets of MPC. Borrowings under the working capital line of credit facility and the overdraft facility bear interest at the Singapore prime rate plus 1/2% and 3/4% respectively. At March 31, 1997, MPC had outstanding borrowings under this arrangement of $82,000. MPC was notified by DBS on April 16, 1997 that this banking facility was canceled. The balance was fully repaid subsequent to March 31, 1997.

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

MPM had a $3.5 million borrowing facility with DBS, which is guaranteed by both MPI and MPS. This facility consisted of a $3.2 million short-term advance facility and a $300,000 import/export bills facility. Advances under this credit facility are secured by substantially all of the assets of MPM and bear interest at the bank's prime lending rate plus 2.5% and cannot remain outstanding for more than 30 days. The facility does permit rolling over of existing outstanding balances. This credit facility matured in May 1996, but has not been converted into a term loan, which is at the election of DBS. This facility automatically terminates in the event of the termination of the Company's technology transfer agreement with IBM. At March 31, 1997, MPM had outstanding borrowings under this arrangement of approximately $3.2 million. DBS has appointed a receiver to dispose of the assets of MPM which comprise part of DBS's security. The Company anticipates that the disposition of the MPM assets will partially repay the outstanding borrowings. The Company is currently attempting to negotiate repayment terms with DBS for the anticipated shortfall.

At March 31, 1997, the Company also had borrowings of $9.0 million under the Transpac Debenture, $11.5 million under notes payable to various customers bearing interest at rates ranging from 3.5% to 18.0%, $1.1 million under mortgage notes bearing interest at a rate of 7.5%, $0.1 million under term loans bearing interest at rates ranging from 11.9% to 12.2%, and $2.4 million under capital lease obligations, consisting of various machinery and equipment financing agreements, bearing interest at 4% to 8%. Borrowings under the above arrangements are secured by substantially all of the assets of the Company. The Company also incurred certain non-interest bearing obligations in connection with an acquisition in 1993 that have been discounted to their net present value of $0.3 million at March 31, 1997.

The Company informed DBS in March 1997 that MPM would be unable to repay its borrowings with DBS as part of the liquidation of MPM. On April 10, 1997, DBS sent to MPS a written demand for payment of the entire $3,298,000 currently due under the MPM loan. In addition to demanding payment, DBS imposed the default interest rate (additional 3% interest rate) on the outstanding debt. Since MPM has insufficient resources to repay DBS, with the agreement of the Company, DBS has appointed a receiver to dispose of the assets of MPM which comprise part of DBS's security. MPM has additionally ceased lease payments due in February 1997 to lessors for certain equipment in the MPM facility and the lessors have declared the leases to be in default. MPM owes approximately $2.0 million on these equipment leases. The Company believes that the disposal of MPM's assets will not be sufficient to repay the debt obligations due to DBS. The Company believes the disposal of assets will be insufficient to fully repay the lease obligations of MPM and its indebtedness to Transpac. These obligations have been fully guaranteed by MPI. The Company is currently attempting to negotiate repayment terms with these creditors for the anticipated shortfall.

In addition, the Company anticipates that the liquidation of MPM will not provide sufficient resources to repay the trade creditors of MPM. Indebtedness to IBM for equipment rental totaling $704,000 is a direct obligation of MPI, and accordingly would not be discharged by the liquidation of MPM. Additionally, certain vendors of MPM provided goods or services to MPM under purchase orders issued by MPS. Under Singapore law, these obligations, totaling $2.3 million may also be deemed obligations of MPS and may not be discharged by the liquidation of MPM. The Company has reflected these anticipated obligations in its consolidated balance sheets as of December 31, 1996 and March 31, 1997.

The financial resources of MPS are insufficient for it to repay the MPM trade creditors. DBS has informed the Company that it may appoint a receiver over MPS to protect its primary secured creditor position from actions brought against MPS by the MPM trade creditors. The trade creditors of MPS or MPM may seek to liquidate MPS.

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

There can be no assurance that if DBS appoints a receiver for MPS or the trade creditors of MPS or MPM successfully petition for the liquidation of MPS, that the receiver will not liquidate all or a portion of MPS's assets to repay obligations owed to DBS. If such action were taken by the receiver, MPS would be unable to manufacture its pressed ceramic products and would produce no revenue. The Company is in communication with DBS to restructure the debts of MPS. Since MPS's sales are material to the Company's results of operations, any cessation would materially adversely affect the Company's financial condition and results of operations.

MPI failed to make timely principal payments under a note with NSEB which was due in January, 1997. In March 1997, the Company entered into an Amended Loan and Security Agreement and a Second Secured Promissory Note with NSEB pursuant to which NSEB agreed to waive any breach of the covenants, terms and conditions of the original Loan and Security Agreement and the original Secured Promissory Note (both dated May 30, 1995) and agreed to a revised payment schedule. The interest rate on the outstanding balance, however, was raised from 14% per annum to 18% per annum.

FUTURE OPERATING RESULTS

Continuation of MPS Operations. The Company was recently informed by DBS, the principal secured creditor of MPS, that it may appoint a receiver for MPS. The appointment of a receiver is allowed by the terms of the loan agreements between MPS and DBS, since MPS is in default of certain covenants under loans granted by DBS to MPS. Should DBS appoint a receiver for MPS, the receiver may elect to accept an offer to purchase assets of MPS. Alternatively, the receiver may elect to liquidate the assets of MPS, which would cause the cessation of MPS's operations and sales. The Company may negotiate with DBS and the receiver-to-be in an attempt to sell selected assets of MPS, which would allow the Company to remain in the pressed ceramic business. This proposed plan would allow the continued operation of the existing business during an interim period until such asset purchase can be organized and completed. The Company has not yet reached an agreement with DBS. Should the Company be successful in these negotiations, the Company could continue to operate its pressed ceramic business without interruption to its customers. Since MPS's sales are material to the Company's results of operations, any cessation would materially adversely affect the Company's financial condition and results of operations.

Status as a Going Concern. The Company's independent certified public accountants have included an explanatory paragraph in their audit report with respect to the Company's December 31, 1994, 1995 and 1996 consolidated financial statements related to a substantial doubt with respect to the Company's ability to continue as a going concern. There can be no assurance that the Company will operate profitably in the future and that the Company will not continue to sustain losses. Absent outside debt or equity financing, and excluding significant expenditures required for the Company's major projects and assuming the Company is successful in restructuring its debt, the Company currently anticipates that cash on hand and anticipated cash flow from operations may be adequate to fund its operations in the ordinary course throughout the remainder of 1997. Any significant increase in planned capital expenditures or other costs or any decrease in, or elimination of, anticipated sources of revenue or the inability of the Company to restructure its debt could cause the Company to restrict its business and product development efforts. There can be no assurance that the Company will be successful in restructuring its debt on acceptable terms, or at all. If adequate revenues are not available, the Company will be unable to execute its business development efforts and will be required to delay, scale back or eliminate programs such as the transition of the Singapore operations to Indonesia and may be unable to continue as a going concern. There can be no assurance that the Company's future consolidated financial statements will not include another going concern explanatory paragraph if the Company is unable to restructure its debt and become profitable. The factors leading to and the existence of the explanatory paragraph will continue to have a material adverse effect on the Company's ability to obtain additional financing.

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

Future Capital Needs; Need for Additional Financing. The Company's future capital requirements will depend upon many factors, including the extent and timing of acceptance of the Company's products in the market, requirements to restructure and retire its substantial debt, requirements to construct, transition and maintain existing or new manufacturing facilities, commitments to third parties to develop, manufacture, license and sell products, the progress of the Company's design and development efforts, the Company's operating results and the status of competitive products. If the Company is successful in restructuring its debt obligations, absent debt or equity financing and excluding significant expenditures required for the Company's major projects, the Company anticipates that cash on hand and anticipated cash flow from operations may be adequate to fund its operations through the remainder of 1997. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations. In addition, the Company may require substantial additional financing to fund its operations in the ordinary course, particularly if the Company is unable to restructure its debt obligations. Furthermore, the Company may require additional financing to fund the acquisition of selected assets needed in its production facilities and to complete certain programs, such as the provision of production supplies to a third party supplier in Indonesia and the consolidation of MPS's Singapore operations. There can be no assurance that the Company will be able to obtain such additional financing on terms acceptable to the Company, or at all.

Pursuant to a 1993 subcontract manufacturing agreement between MPI and Innoventure, Innoventure established a manufacturing facility in Indonesia that partially processes pressed ceramic products on behalf of MPI. Partial processing of pressed ceramic products commenced in the second quarter of 1995. Pressed ceramic products that are partially processed in the Indonesian facility are completed in the Company's Singapore facility. The Company currently anticipates that the Indonesian facility may be able to fully process and produce pressed ceramic products in 1997. Equipping such facility to fully process and produce pressed ceramic products is subject to a number of conditions, including, but not limited to, additional transfers of pressed ceramic manufacturing equipment from Singapore, and there can be no assurance that such facility will be so equipped. Pursuant to the terms of the Innoventure Agreement (succeeded by the PTI Agreement), MPI agreed to provide Innoventure with raw materials and other production supplies necessary for the commencement of production in this facility. This obligation to provide raw materials and production supplies was subsequently modified by both parties in 1995 such that MPS, successor to MPI, is now purchasing these items from its suppliers on behalf of PTI, successor to Innoventure. PTI currently owes MPS approximately $1.3 million related to the supply of such raw materials and related production supplies, and MPS anticipates that it will continue to purchase such items on PTI's behalf for the foreseeable future. The foregoing amount is to be repaid to MPS on terms to be agreed upon by both parties. There can be no assurance, however, that PTI will be able to manufacture pressed ceramic products on a timely basis, in sufficient quantities or at all. PTI's inability to manufacture products would have a material adverse effect on its ability to repay its debt obligations to MPS. In addition, there can be no assurance that PTI's need for raw materials and production supplies will not increase in the future or that MPS will be able to meet such increased demand. Under the PTI Agreement, MPS also agreed to lease certain production equipment to PTI. To date, the parties have not finalized the terms of this leasing arrangement. In the interim, MPS moved certain of its production equipment from its Singapore facilities and certain of the equipment purchased from Samsung Corning to the PTI facility. There can be no assurance that MPS will not be required to replace such equipment in MPS's Singapore facilities or incur additional costs as a result of replacing such equipment. There can be no assurance that DBS will approve the transfer of any additional production equipment from MPS to PTI, which approval is required under the terms of the collateral agreements relating to certain loans with MPS. Additionally, there can be no assurance that MPS's customers will qualify the remainder of the PTI facility. Production of the remaining portion of the process cannot commence at the PTI facility without production qualification by customers. Finally, should MPS choose to retain the remaining portion of the production process and not transfer that process to PTI, under the terms of the PTI Agreement, PTI may choose to cease production of the portion

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

of the production process now performed by them in Indonesia, necessitating the return of those processes to MPS in Singapore.

Although limited processing of pressed ceramic products commenced in Indonesia during the second quarter of 1995, the full transition of MPS's pressed ceramic production operations from Singapore to Indonesia has not yet been completed and such operations are still primarily located at its Singapore facility. If MPS were to transfer its pressed ceramic production operations to the facility in Indonesia, the Company may consolidate the MPS Singapore operations, which currently occupy two facilities, into one facility. Such consolidation, if undertaken by the Company, would require significant expenditures. The Company does not currently have the resources to consolidate MPS's Singapore facilities. In the event that the Company requires additional funds to finance the consolidation of MPS's facilities, the Company will seek additional financing through subsequent sales of its debt or equity securities or through bank or lessor financing alternatives, if available. There can be no assurance that the Company will not incur additional costs with respect to the establishment of the manufacturing facility in Indonesia or the consolidation, if any, of MPS's Singapore operations.

The DBS line of credit available to MPS, which is guaranteed by MPI, contains numerous restrictive covenants on the ability of such subsidiary to provide funds to MPI or to other subsidiaries and on the use of proceeds. The credit facilities at MPC and MPM and the Transpac agreements also contain similar restrictions. The Company is in breach of each of such agreements and is in default under each of such agreements. The MPC S$500,000 (US$346,000 as of March 31, 1997) borrowing arrangement with DBS has been fully repaid subsequent to March 31, 1997. The MPM $3.5 million borrowing facility with DBS has been declared under default, DBS has appointed a receiver to liquidate MPM's assets, which liquidation is anticipated to be completed by the end of June 1997, and DBS has further called upon MPS to repay the MPM borrowing under MPS's guarantee. The Company has been negotiating with Transpac regarding the possible conversion of its indebtness into equity of the Company. If the Company cannot reach an agreement with its creditors to repay its obligations, the Company will not be able to continue as a going concern. The Company's high level of outstanding indebtedness and the numerous restrictive covenants set forth in the agreements covering this indebtedness and its default position prohibit the Company from obtaining additional bank lines of credit and from raising funds through the issuance of debt or other securities without the prior consent of DBS, Transpac and other creditors. The Company is currently in default on their guarantee and loan obligations to DBS as a result of the Company's decision to cease its multilayer operations, liquidate MPM's assets and restructure MPS. The liquidation of MPM and the restructuring of MPS will have also resulted in the Company's default under a number of other agreements, and certain creditors have informed the Company they intend to accelerate outstanding payments due to them under various credit agreements because of such defaults. There can be no assurance that other creditors of the Company will not also choose to accelerate the Company's debt obligations and the Company will not be able to repay such accelerated obligations as they become due and immediately payable. If either a sufficient number of creditors or any of the substantial creditors choose to accelerate payments or to place MPI or one or more of its subsidiaries under judicial reorganization, the Company may be forced to seek protection under Chapter 11 of Title 11 of the United States Code or, where applicable, similar bankruptcy laws of Singapore. If the Company were to seek additional financing, it is not likely that additional financing will be available to the Company on acceptable terms, or at all. If additional funds are raised by issuing equity or convertible securities, further dilution to the existing shareholders will result. Since adequate funds are not currently available, the Company has been required to delay, scale back or eliminate programs such as the consolidation of MPS's Singapore facility, which could continue to have a material adverse effect on the Company's business, prospects, financial condition and results of operations. In addition, the Company has been forced to delay, downsize or eliminate other design and development, manufacturing, construction or transitioning programs or alliances or obtain funds through arrangements with third parties pursuant to which the Company has been forced to relinquish rights to certain of its technologies or to other assets that the Company would not otherwise relinquish. The delay, scaling back or elimination of any such programs or the relinquishment of any such rights could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Possible Future Adverse Operating Results. The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future depending upon a variety of factors, including foreign currency losses, corporate and debt restructurings, creditor relationships, conversions of significant amounts of debt into a significant amount of equity, downward pressure in gross margins,

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

continued losses due to low shipping volume, delayed market acceptance, if any, of new and enhanced versions of the Company's products, delays, cancellations or reschedulings of orders, delays in product development, defects in products, integration of acquired businesses, political and economic instability, natural disasters, outbreaks of hostilities, variations in manufacturing yields, changes in manufacturing capacity and variations in the utilization of such capacity, changes in the length of the design-to-production cycle, relationships with and conditions of customers, subcontractors, and suppliers, receipt of raw materials, including consigned materials, customer concentration, price competition, cyclicality in the semiconductor industry and conditions in the pressed ceramic and personal computer industries. In addition, operating results will fluctuate significantly based upon several other factors, including the Company's ability to attract new customers, changes in pricing by the Company, its competitors, subcontractors, customers or suppliers, the conversion, if any, of existing Singapore facilities, and fluctuations in manufacturing yields at the Singapore and Indonesian facilities. The absence of significant backlog for an extended period of time will also limit the Company's ability to plan production and inventory levels, which could lead to substantial fluctuations in operating results. Accordingly, the failure to receive anticipated orders or delays in shipments due, for example, to unanticipated shipment reschedulings or defects or to cancellations by customers, or to unexpected manufacturing problems may cause net sales in a particular quarter to fall significantly below the Company's expectations, which would materially adversely affect the Company's operating results for such quarter. The impact of these and other factors on the Company's net sales and operating results in any future period cannot be forecasted with certainty. In addition, the significant fixed overhead costs at the Company's facilities, the need for continued expenditures for design and development, capital equipment and other commitments of the Company, among other factors, will make it difficult for the Company to reduce its expenses in a particular period if the Company's sales goals for such period are not met. A large portion of the Company's operating expenses are fixed and are difficult to reduce or modify should revenues not meet the Company's expectations, thus magnifying the material adverse impact of any such revenue shortfall. Accordingly, there can be no assurance that the Company will not continue to sustain losses in the future or that such losses will not have a material adverse effect on the Company's business, financial condition and results of operations.

Repayment of Debt Obligations by MPM. As of December 31, 1996 and March 31, 1997, MPM had outstanding borrowings of approximately $3,298,000 under its borrowing arrangement with DBS. MPM informed DBS in March 1997 that it would be unable to repay its outstanding debts. DBS subsequently accelerated the entire amount of the borrowings currently due and appointed a receiver for MPM to liquidate MPM's assets, which were pledged to DBS as security. DBS's receiver has since requested the Company's assistance in the liquidation of MPM's assets. The Company currently anticipates that the proceeds from the liquidation of MPM's assets will not be sufficient to repay the debt obligations due to DBS. However, the Company believes the disposal of assets will be insufficient to fully repay the lease obligations of MPM and its indebtedness to Transpac. Since these borrowings have been fully guaranteed by MPI, the Company is currently attempting to negotiate repayment terms with these creditors for the anticipated shortfall. The failure by the Company to obtain favorable repayment terms will materially adversely affect the Company's prospects and financial condition.

As of December 31, 1996 and March 31, 1997, MPM had equipment lease obligations totaling $2.0 million, principally with one lessor. MPM failed to make lease payments due in February 1997, and the lessors have declared the leases to be in default. MPM anticipates that the lessors will liquidate the leased equipment. However, the Company believes that the proceeds therefrom will be insufficient to fully repay the lease obligations. Since the lease obligations have been guaranteed by MPI, the Company is currently attempting to negotiate terms with the lessors for the anticipated remaining indebtedness. The failure by the Company to obtain favorable repayment terms would materially adversely affect the Company's financial condition and ability to continue as an ongoing concern. MPM is also currently in possession of certain inventory that MPM had ordered from IBM. IBM has not yet been paid for such inventory. The outstanding debt from the inventory is less than $150,000.

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

MPM is obligated, pursuant to its real property lease in Singapore with Jurong Town Corporation ("JTC"), to return the facilities which it has been leasing to their original state before returning the facilities to JTC. Returning the facilities to their original state would require the expenditure of approximately $800,000. There can be no assurance that JTC will not enforce this lease provision. If MPM were forced to return the facilities to their original state or pay the overdue lease payments, such actions could materially adversely affect any plans to restructure MPM's debt obligations. MPM is currently delinquent on lease payments due under the real property lease. DBS has guaranteed the payment of MPM's lease obligation to JTC through June 1997.

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

Adverse Impact of MPM Liquidation on MPS. Approximately $2.3 million of invoices from MPM's trade creditors were incurred under purchase orders issued by MPS. Under Singapore law, MPS may be liable for these invoices. MPS may be currently unable to fully repay these MPM invoices. DBS, as the primary secured creditor of MPS, has informed the Company that it may elect to appoint a receiver over MPS. MPM's and/or MPS's trade creditors may also seek to have MPS liquidated under the laws of Singapore. There can be no assurance that the receiver, if appointed by DBS or MPM's and/or MPS's trade creditors, would not liquidate all of MPS's assets currently pledged as security to DBS. Should DBS appoint a receiver or should MPM's and/or MPS's trade creditors successfully petition for the appointment of a receiver, and should that receiver liquidate MPS's assets, MPS would be unable to continue its operations. Additionally, if the liquidation of MPS assets were to generate proceeds less than the outstanding obligations due, MPI may be forced to repay certain outstanding debts because of its role as guarantor of such debts. If MPI were unable to repay these debts, the Company may be forced to seek bankruptcy protection under Chapter 11 or Chapter 7 of Title 11 of the United States Code or similar bankruptcy laws of Singapore for MPI and its subsidiaries.

Repayment of Bank Obligations by MPS. At March 31, 1997, MPS had outstanding borrowings of approximately $2.8 million with DBS and had borrowed an aggregate of approximately $10.5 million from a consortium of customers (the "Consortium") to fund its purchase of certain CERDIP manufacturing and alumina powder equipment from Samsung Corning. MPM's defaults on its obligations under its DBS facility agreement has resulted in a demand by DBS that MPS pay MPM's outstanding debts . DBS's action may result in defaults under MPS's loan agreements pursuant to which it borrowed funds from the Consortium, among other lenders. Such accelerations will materially adversely affect the Company's ability to continue as an ongoing concern and may force the Company to seek bankruptcy protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code or similar bankruptcy laws of Singapore. As a part of the Consortium, Motorola guaranteed MPS' repayment of $2.0 million in borrowings from a certain bank lender. Under the terms of the agreement relating to Motorola's guarantee, MPI granted Motorola a security interest in all of the issued and outstanding capital stock of MPS, CTM and MPA. In the event that MPS defaults under its obligations to this bank lender and while such event of default continues, Motorola may have the right to vote and give consents with respect to all of the issued and outstanding capital of MPS, CTM and MPA (the "Subsidiary Voting Rights"). As a result, during the continuation of any such event of default, MPI may be unable to control at the shareholder level the direction of the subsidiaries that generate substantially all of the Company's

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

revenues and hold substantially all of the Company's assets. Any such loss of control would have a material adverse effect on the Company's business, prospects, financial condition, results of operations and status as an ongoing concern and could force the Company to seek protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code or similar bankruptcy laws of Singapore. The agreements covering the Transpac Financing, including the convertible debenture and MPI's guarantee of such MPM indebtedness, contain numerous restrictions and events of default that have been triggered by the aforementioned actions and would, if they became effective and operative, materially adversely affect the Company's business, prospects, results of operations, condition and status as an ongoing concern and could force the Company to seek protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code or similar bankruptcy laws of Singapore.

High Leverage. The Company is highly leveraged and has substantial debt service requirements. The Company has $30.2 million in debt obligations as of March 31, 1997. On March 31, 1997, the Company had a total shareholders' deficit of approximately $30.1 million. The Company's ability to meet its debt service requirements will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operation of the Company, many of which are beyond its control and on the willingness of the Company's creditors to participate in restructuring the Company's debt. There can be no assurance that the Company will be able to meet the capital requirements described above or, if the Company is able to meet such requirements, that the terms available will be favorable to the Company.

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

Foreign Currency Fluctuations. Although the Company's sales are denominated in United States dollars, a substantial portion of the Company's operating expenditures are made in other currencies, namely Japanese yen and Singapore dollars. As a result, the Company's operating results have been and may continue to be materially adversely affected by changes in the United States dollar relative to

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

these currencies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Any appreciation of such currencies relative to the United States dollar would result in exchange losses for the Company and could have the effect of increasing the Company's costs of goods and general and administrative expenses and decreasing its margins or in making the prices of the Company's products less competitive. Accordingly, such effects have had and will continue to have a material adverse effect upon the business, financial condition and results of operations of the Company. Although the Company seeks to mitigate its currency exposure through hedging measures, these measures have been and may in the future be significantly limited in their effectiveness. In the future, the Company's operating results may also be materially adversely affected by changes in the United States dollar relative to Indonesia's currency.

New Manufacturing Facilities in Indonesia; Transition of Existing Singapore Operations; New Manufacturing Facilities in Indonesia and Singapore. In 1993, MPI entered into a subcontract manufacturing agreement with Innoventure pursuant to which Innoventure designed and constructed a new manufacturing facility in Indonesia. This agreement was succeeded by an agreement between MPS and PTI dated September 5, 1995. The Company currently anticipates that it may move its pressed ceramic production operations presently located in MPS's facilities in Singapore to Indonesia. In connection with such move, the Company may consolidate MPS's Singapore operations, which currently occupy two facilities, into one facility. Such consolidation, if undertaken by the Company, will require significant expenditures and such consolidation would be completed no earlier than the end of 1997. To date, the transition of the Company's pressed ceramic production operations from Singapore to Indonesia has not yet been completed and the majority of such operations are still located at its Singapore facility. The operation of the Indonesia facility by PTI is designed to increase MPS's manufacturing capacity and to lower costs of production. Partial processing of pressed ceramic products, which are completed in MPS's Singapore facility, commenced in the second quarter of 1995. The Company currently anticipates that it will be increasingly dependent on the Indonesian facility to conduct the initial processing of its pressed ceramic products in future periods. MPS's increasing reliance on PTI as a subcontractor involves certain risks, including reduced control over delivery schedules, quality assurance, manufacturing yields and cost. Although MPS has not experienced material disruptions in supply from PTI to date, there can be no assurance that manufacturing problems will not occur in the future. Any such material disruption could have a material adverse effect on the Company's business, financial condition and results of operations. The complete equipping and operation of the facility in Indonesia could take several years to accomplish. PTI is not under any obligation to fully equip such facility and there are a number of other conditions that must be satisfied before such Indonesian facilities can be fully equipped. There can be no assurance, therefore, that the Indonesian facility will be fully completed. PTI is also not subject to any written contractual obligation to continue operating such facility. Thus, there can be no assurance that the agreement with PTI is enforceable or that any judgment secured by MPS, whether in Singapore or elsewhere, upon a breach of such agreement will be upheld by Singapore courts. MPS is also under no obligation to continue its business relationship with PTI. PTI is entitled to the first $4.5 million in defined profits generated by the Indonesian facility within five years of project start-up. In addition, pursuant to the Innoventure Agreement, MPI agreed to provide Innoventure with raw materials and production supplies necessary for the commencement of production in the Indonesian facility. This obligation to provide raw materials and production supplies has subsequently been modified by both parties such that MPS is now purchasing these items from its suppliers on behalf of PTI. As of March 31, 1997, PTI owed the MPS approximately $1.3 million related to the supply of such raw materials and related production supplies, and MPS anticipates that it will continue to purchase such items on PTI's behalf for the foreseeable future. It is anticipated that the foregoing amount will be repaid to MPS by PTI with the form and timing of such payments being agreed to by both parties. There can be no assurance that amounts of raw materials and production supplies being provided to PTI will not increase in the future, however, or that such amounts will be repaid by PTI in a timely fashion, or at all. There can also be no assurance that MPS will have adequate funds to provide such materials and production supplies to PTI. During the third quarter of 1995, the Company located certain CERDIP manufacturing equipment acquired from Samsung Corning in the PTI facility. Pressed ceramic products that are partially processed in the Indonesian facility are then completed in MPS's Singapore facilities. The

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Company currently anticipates, but there can be no assurance, that the facility may be able to fully process and produce pressed ceramic products at the earliest by the end of 1997.

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

Significant Customer Concentration. Historically, the Company has sold its products to a very limited number of customers. Recently, certain of the Company's key customers have decreased or terminated (in the case of SGS-Thomson) their product purchase orders with the Company. Any further reduction in orders by any of these customers, including reductions due to market, economic or competitive conditions in the semiconductor, personal computer or electronic industries or in other industries that manufacture products utilizing semiconductors or MCMs, could materially adversely affect the Company's business, financial condition and results of operations. Sales to one customer, Schlumberger, accounted for 29% of the Company's net sales in 1996 and is expected to continue to account for substantially all of the Company's MCM sales. Given the Company's anticipated continued increasing reliance on its MCM business as a percentage of overall net sales, the failure to meet Schlumberger's requirements will materially adversely affect the Company's ability to continue as an ongoing concern. The supply agreements with certain of the Company's customers do not obligate them to purchase products from the Company. The Company's ability to increase its sales in the future will also depend in part upon its ability to obtain orders from new customers. There can be no assurance that the Company's sales will increase in the future or that the Company will be able to retain existing customers or to attract new ones. There can also be no assurance that any of the Company's subsidiaries will be able to diversify or enhance its customer base. Failure to develop new customer relationships could materially adversely affect each such subsidiary's results of operations and would materially adversely affect the Company's business, financial condition and results of operations.

Mature Market; Dependence on Semiconductor and Personal Computer Industries. Historically, a significant portion of the Company's revenues have been derived from sales of pressed ceramic products to customers in the semiconductor industry. The market for the pressed ceramic product is relatively mature and demand for pressed ceramic products has been declining and may continue to decline in the future. Accordingly, the Company believes that sales of its pressed ceramic products will decrease in the future and, as a result, the Company's business, financial condition and results of operations may be materially adversely affected.

The financial performance of the Company is dependent in large part upon the current and anticipated market demand for semiconductors and products such as personal computers that incorporate semiconductors. The semiconductor industry is highly cyclical and historically has experienced recurring periods of oversupply, resulting in significantly reduced demand for the Company's pressed ceramic products. The Company believes that the markets for new generations of semiconductors will also be subject to similar fluctuations. The semiconductor industry has lately demonstrated a slowdown in demand. There can be no assurance that such growth will return and that the slowdown will not continue. A continued reduced rate of growth in the demand for semiconductor component parts due, for example, to competitive factors, technological change or otherwise, may materially adversely affect the markets for the Company's products. From time to time, the personal computer industry, like the semiconductor industry, has experienced significant downturns, often in connection with, or in anticipation of, declines in general economic conditions. Accordingly, any factor adversely affecting the semiconductor or the personal computer industry or particular segments within

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

the semiconductor or personal computer industry may materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company's net sales and results of operations will not be materially adversely affected if downturns or slowdowns in the semiconductor, personal computer industry or other industries utilizing the Company's products continue or again occur in the future.

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

International Operations. For several years, most of the Company's net sales have been made to foreign subsidiaries of European and United States corporations. The Company anticipates that sales to foreign subsidiaries of European and U.S. corporations will continue to account for a significant but declining portion of its net sales in the foreseeable future. As a result, a significant portion of the Company's sales will continue to be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing contract manufacturers and customers that are provided with contract manufacturing, potentially adverse tax consequences, extended payment terms, and difficulty in accounts receivable collection. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States or any other country upon the importation or exportation of the Company's products in the future. Protectionist trade legislation in either the United States or foreign countries, such as a change in the

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

current tariff structures, export compliance laws or other trade policies, could materially adversely affect the Company's ability to manufacture or sell in foreign markets. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, if the Company transfers additional production equipment to the facility in Indonesia, the Company will be increasingly subject to the risks associated with conducting business in Indonesia, including economic conditions in Indonesia, the burdens of complying with Indonesian laws, particularly with respect to private enterprise and commercial activities, and, possibly, political instability. If the Company increases the amount of its assets in Indonesia, there can be no assurance that changes in economic and political conditions in Indonesia will not have a material adverse effect on the Company's business, financial condition and results of operations. Enforcement of existing and future laws and private contracts is uncertain, and the implementation and interpretation thereof may be inconsistent.

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

Net Operating Loss. The Company's decision to discontinue its multilayer ceramic operations was the factor contributing to its 1996 net loss of $41.8 million. On March 31, 1997, the Company had a

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

working capital deficiency of $29.9 million, which included $2.9 million line of credit borrowings that were due on demand, the then-current portion of long-term debt of $7.9 million, plus the net current liabilities of discontinued operations of $20.4 million.

Risk of Limitation of Use of Net Operating Loss Carryforwards. As of March 31, 1997, the Company had net operating loss carryforwards of approximately $11,840,000 for federal income tax purposes, which may be utilized through 2000 to 2011, and approximately $11,840,000 for state income tax purposes, which may be utilized through 2000 to 2011 (subject to certain limitations). As of March 31, 1997, the Company's deferred tax assets, consisting primarily of the net operating loss carryforwards, have been fully reserved since the assets are not more likely than not realizable. The conversion of the $2.8 million of convertible debentures issued in October, 1997 and certain other equity transactions resulted in an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company's use of its net operating loss carryforwards to offset taxable income in any post-change period may be subject to certain specified annual limitations. If there has been an ownership change for purposes of the Code, there can be no assurance as to the specific amount of the net operating loss carryforwards, if any, available in any post-change year since the calculation is based upon fact-dependent formula.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

             As of May 9, 1997, various creditors have instituted legal actions against the Company and its subsidiaries in order to recover amounts due. In addition, numerous other creditors and parties to contracts have threatened or initiated litigation to recoup their loans and/or investments. If these claims are not favorable resolved, they will have a material adverse effect on the Company's financial condition, results of operations and ability to continue as a going concern.

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

             As of March 31, 1997, the Company and its subsidiaries were in default on substantially all of their debt obligations, which total $7,931,000, due to non-payment of principal or interest payments due. In addition, the Company's MPM subsidiary is in default under the terms of its debenture issued to Transpac due to non payment of interest which was due on December 31, 1996. These debentures have been guaranteed by MPI.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter ended March 31, 1997:

             Report on Form 8-K dated March 1, 1997 was filed with the Securities and Exchange Commission on March 13, 1997, regarding the Board of Directors' decision to liquidate MPM (S) Pte., Ltd., one of the Company's wholly-owned Singapore subsidiaries; the Board of Directors' approval of the restructuring of MPS (S) Pte., Ltd., another of the Company's wholly-owned Singapore subsidiaries, pursuant to which MPS may be placed under Judicial Management, as defined under Singapore law; and the conversion of the remaining outstanding Convertible Debentures sold to Dusseldorf Securities, Ltd. and various offshore investors on October 24, 1996, for an aggregate of 5,108,783 shares of the Company's Common Stock.

             Report on Form 8-K dated December 16, 1996 was filed with the Securities and Exchange Commission on January 15, 1997, regarding the amendment of the terms of subscription agreements for Convertible Debentures with Dusseldorf Securities, Ltd. and various offshore investors to eliminate a provision of the subscription agreements which limited the conversion of such Convertible Debentures to no more than 20% of the outstanding Common Stock of the Company, pursuant to an exemption granted by the Nasdaq Stock Market, Inc.

         The Exhibits filed as part of this report are listed below.

            Exhibit No.       Description
            -----------       -----------

            11.1              Computation of Net Income (Loss) per Common Share

            27.1              Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MICROELECTRONIC PACKAGING, INC.
                                         -------------------------------
                                         (Registrant)

Date:    May 14, 1997                    By: /s/ ALFRED JAY MORAN JR.
         ------------                        ----------------------------
                                             ALFRED JAY MORAN, JR.
                                             PRESIDENT & CHIEF
                                             EXECUTIVE OFFICER

Date:    May 14, 1997                    BY: /s/ DENIS J. TRAFECANTY
         ------------                        ----------------------------
                                             DENIS J. TRAFECANTY
                                             CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

Number      Description
------      -----------
11.1        Computation of Net Income (Loss) per Common Share

27.1        Financial Data Schedule