Form 10-K/A
period 1996-12-31
MICROELECTRONIC PACKAGING INC /CA/
filed 1997-06-23
CIK 916232

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _______________
                                   FORM 10-K/A

This report amends the Registrant's Annual Report on Form 10-K originally filed on April 15, 1997 with the Securities and Exchange Commission.

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

                     DOCUMENTS INCORPORATED BY REFERENCE.
     None.
===============================================================================

                                    PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve substantial risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section and elsewhere in this Annual Report on Form 10-K.

     The following information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 1997.

YEARS ENDED 1994, 1995 AND 1996

     Net sales. The increase from 1994 to 1995 in sales of pressed ceramic products reflects a 26.0% increase in units shipped and a 7.7% increase in the average revenue per unit. The increase in revenue from the sale of MCMs for the same period was due to an 80.3% increase in the number of units shipped, partially offset by a 13.0% decrease in the average revenue per unit. The reduction in the average revenue per unit resulted from an increase in sales of lower-priced units while the sales of higher-priced units remained relatively constant. The decrease in sales from 1995 to 1996 of pressed ceramic products reflects a 25.0% decrease in units shipped, partially offset by a 10.3% increase in the average revenue per unit. The increase in revenue from the sale of MCMs for this same period was due to a 41.3% increase in the number of units shipped and a 3.6% increase in the average revenue per unit.

     Cost of goods sold. The reduction in sales volume for the pressed ceramic division in 1996, was not accompanied by a corresponding reduction in production overhead, resulting in reduced overhead absorption. This generated cost of goods sold which were a higher percentage of revenues than for 1995.


                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The following information replaces the sections "Directors of the Registrant," "Business Experience of Directors," and "Executive Officers of the Registrant" included under Item 10 of Part III (on pages 35 and 36) of the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 1997.

DIRECTORS OF THE REGISTRANT

  The Bylaws of the Company provide that the Board of Directors shall be comprised of no fewer than four (4) nor greater than seven (7) Directors, with the exact number to be fixed by the Board. The currently authorized number of Directors is five (5), and, as of the date of this Proxy Statement, is comprised of Messrs. Solomon, Bryan, Howland, da Silva and Stein. The Board of Directors has selected four (4) nominees to be elected at the next Annual Meeting. Mr. Thompson resigned effective June 12, 1997 for health reasons and has been replaced by Mr. Stein. Mr. da Silva is not seeking reelection to the Board of Directors and his term will end on the date set for the Annual Meeting. The fifth position will remain vacant until the Board of Directors locates a suitable candidate.

  Set forth below is information regarding the nominees, including information furnished by them as to principal occupations, certain other directorships held by them, any arrangements pursuant to which they were selected as directors or nominees and their ages as of June 12, 1997.

                                                  POSITIONS AND OFFICES HELD
NAME                                      AGE          WITH THE COMPANY
----                                      ---     --------------------------
Lewis Solomon(1)(2)(4)...................  63 Chairman of the Board of Directors
Anthony J.A. Bryan(1)....................  74 Director
Frank Howland(1)(3)(4)...................  70 Director
Gary S. Stein(2).........................  48 Director
William R. Thompson(2)(3)................  62 Director (resigned effective June
                                               12, 1997)
Timothy da Silva.........................  61 Director, Former President and
                                               Chief Executive Officer
                                               (Mr. da Silva's term will end on
                                               the date set for the next
                                               Annual Meeting)

--------
(1) Member of the Compensation Committee

(2) Member of the Audit Committee

(3) Member of the Stock Option Plan Administration Committee

(4) Member of the Technology Committee

BUSINESS EXPERIENCE OF DIRECTORS

  The principal occupations of each current director of the Company for at least the last five (5) years are as follows:

  Lewis Solomon has served on the Board of Directors of the Company and as a consultant to the Company since November 1996. Since 1988, Mr. Solomon has been Chairman of the Board of Directors of G&L Investments, a strategic business consulting firm ("G&L"). Mr. Solomon previously served on the Board of Directors of the Company from January 1984 to February 1995. From October 1983 to February 1987, Mr. Solomon was Executive Vice President with Alan Patricof & Associates, an international venture capital fund. From 1969 to October 1983, Mr. Solomon worked at General Instrument Corporation, a semiconductor and electronics manufacturing company ("General Instrument"), where his last position was Senior Vice President and Assistant to the Chief Executive Officer. Mr. Solomon also serves on the Boards of Directors of Anacomp, Inc. a manufacturer of magnetic products, Anadigics, Inc., a manufacturer of gallium arsenide semiconductors, and Computer Products, Inc., a communications company. Mr. Solomon holds a B.S. degree in physics from St. Joseph's College and an M.S. in industrial engineering from Temple University.

  Anthony J. A. Bryan has served on the Company's Board of Directors since November 1996. Since March 1996, Mr. Bryan has been Senior Managing Director of The Watley Group, LLC, a firm that specializes in corporate restructurings, management consulting, merchant banking and mergers and acquisitions. From December 1987 to December 1995, Mr. Bryan was Chairman of the Executive Committee of Hospital Corporation International, a hospital management and health care company. From March 1988 to February 1991, Mr. Bryan was Chairman and Chief Executive Officer of Oceanics Group, a company specializing in offshore surveying and positioning services. Prior to that, Mr. Bryan was Chairman, President and Chief Operating Officer of Copperweld Corporation and President and Chief Executive Officer of Cameron Iron Works. Mr. Bryan has served on the boards of directors of several industrial, charitable and educational institutions, including Federal Express, Chrysler Corporation, Pittsburgh National Corporation and Imetal (Paris). Mr. Bryan holds a Masters Degree in Business Administration from Harvard University.

  Frank L. Howland has served on the Company's Board of Directors since June 1994. Since March 1989, Dr. Howland has been President of Frank L. Howland Inc., a consulting company specializing in the area of assembly and packaging of electronic components. From 1955 to 1989, Dr. Howland was a manager in the Electronic Component Research and Development divisions of Bell Laboratories, Inc. Dr. Howland holds a B.S. degree in civil engineering from Rutgers University and an M.S. and Ph.D. in civil/structural engineering from the University of Illinois.

  Gary S. Stein was appointed to the Board of Directors on June 12, 1997, and has served as a consultant to the Company since November 1996. Since 1988, Mr. Stein has been President of G&L. Since 1993, Mr. Stein has been Director, President and Chief Operating Officer of Liverpool Industries, Inc., a manufacturer of precision sheet metal fabricated products and other components. From 1972 to 1988, Mr. Stein was employed by General Instrument, where he was a Vice President and Corporate Officer, and subsequently, was Vice President for Corporate Strategic Marketing. Previously, at General Instrument, Mr. Stein held the chief operating officer positions of President of the Worldwide Wagering Group and Chairman of American Totalisator, Inc., Vice President and General Manager--Power Semiconductor Division and Vice President and General Manager of a joint venture in pay television between Mattel, Inc. and General Instrument. Mr. Stein holds a B.A. degree in economics from Beloit College and received a Masters degree in Business Administration in Finance from the Wharton School of Business at the University of Pennsylvania. Mr. Stein has also completed the Executive Marketing Management Program at the Harvard Business School.

  There are no family relationships among executive officers or directors of the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company, their ages as of April 10, 1997, and their positions as follows:

NAME                     AGE        POSITION
----                     ---        --------
Alfred Jay Moran, Jr....  53 President and Chief Executive Officer
Denis J. Trafecanty.....  54 Senior Vice President,
                             Chief Financial Officer and Secretary
Charles F. Wheatley.....  62 Executive Vice President
Jee Fook Pak............  49 Senior Vice President of MPS and Managing
                             Director for CERDIPs

ITEM 11.  EXECUTIVE COMPENSATION

  The following information replaces the "Director Remuneration" section included under Item 11 of Part III (on pages 38 and 39) of the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 1997.

DIRECTOR REMUNERATION

  Directors are reimbursed for expenses incurred in connection with attending Board and Committee meetings. Between April 1994 and October 31, 1996, each non-employee Board member received a fee of $1,000 for each meeting attended. Effective as of November 7, 1996, each non-employee Director began to receive a fee of $1,500 for each meeting attended, $750 for each Board committee meeting that does not occur on the date of a Board meeting and a fee of $1,000 for each month of Board service as a Director. Directors who are also employees of the Company receive no additional remuneration for serving as Directors (other than reimbursement for expenses incurred).

  Assuming shareholder approval of certain amendments to the Company's 1993 Stock Option/Stock Issuance Plan (the "Plan") at the upcoming 1997 annual shareholders' meeting (the "1997 Annual Meeting"), each individual who first joins the Board as a non-employee director at any time after November 21, 1996, such as Mr. Stein, or who was a member of the Board of Directors on November 21, 1996, will receive an option grant for 15,000 shares of Common Stock under the Automatic Option Grant Program in effect for non-employee Board members under the amended Plan. In addition, at each annual shareholders' meeting, beginning with the 1997 Annual Meeting, each individual who is to continue to serve as a non-employee Board member, whether or not he is standing for re-election at that particular meeting, will receive an option grant for 10,000 shares of Common Stock. Each grant under the Automatic Option Grant Program will have an exercise price per share equal to the fair market value per share of the Common Stock on the grant date and will have a maximum term of ten years, subject to earlier termination should the optionee cease to serve as a Board member. Each option granted under the Automatic Option Grant Program becomes exercisable in four successive equal annual installments over the optionee's period of continued Board service, measured from the grant date. However, the shares subject to each outstanding option under the Automatic Option Grant Program will immediately vest in full upon (i) an acquisition of the Company by merger or asset sale, (ii) a hostile takeover of the Company or
(iii) the optionee's death or disability while continuing to serve as a Board member.

  Under the Automatic Option Grant Program, a stock option for 900 shares of Common Stock was granted on May 29, 1996 to each of Dr. Howland, Mr. Thompson, Dr. Wilmer Bottoms (former director) and Mr. Cecil Smith (former director), who continued to serve as non-employee Board members following the Annual Shareholders Meeting held on that date. Each option has an exercise price of $4.19 per share.

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

  On June 12, 1997, Mr. Stein was appointed to the Board to fill the vacancy created by the resignation of Mr. Thompson. Pursuant to the Automatic Option Grant Program of the 1993 Plan, Mr. Stein (a non-employee director) received a stock option grant for 15,000 shares of Common Stock, which has an exercise price of $0.22 per share, the fair market value of the Common Stock on the date of grant. Such option grant is subject to shareholder approval.

  On November 21, 1996, each of Messrs. Solomon, Bryan, Thompson, Stein (in his capacity as a consultant to the Company), Howland and da Silva (an employee-director) were also awarded an option grant under the Discretionary Option Grant Program of the 1993 Plan to purchase shares of Common Stock at an exercise price of $1.91 per share, the fair market value of the Common Stock on such date. The number of shares subject to each such grant is as follows:
Mr. Solomon--187,500; Mr. Bryan--125,000; Mr. Thompson--100,000; Mr. Stein--
187,500; Mr. Howland--100,000; and Mr. da Silva--15,000. With respect to the options granted to Mr. Solomon, Mr. Stein and Mr. Bryan, such options were immediately vested as to 150,000, 150,000 and 100,000 of the option shares, respectively, and each of the remaining option shares are to become vested upon the provision of six (6) full years of continuous service to the Company, subject to acceleration of vesting upon the consummation by the Company of a Board-approved financing plan for up to $15 million at a price per share of not less than $1.875. With respect to the options granted to Messrs. Thompson, Howland and da Silva, vesting of all of the option shares was also conditional upon the provision of six (6) full years of continuous service to the Company, subject to acceleration of vesting upon the consummation of such a Board-approved financing plan for up to $15 million at a price per share of not less than $1.875. In addition, the Board of Directors agreed to grant at a later date additional options to Messrs. Bryan (75,000), Stein (112,500) and Solomon (112,500) at the then fair market value of the Company's Common Stock on the date that is the earlier of (i) two full business days after the public announcement of the execution of a Board-approved term sheet for a financing plan as described in this paragraph or (ii) July 1, 1997. The vesting on such shares shall be identical to the first set of option grants to such three individuals as set forth above. All such options referred to in this paragraph vest in full on a change of control.

  The Company currently intends to cancel and regrant substantially all existing options (other than options granted pursuant to the Automatic Option Grant Program), including the options described in this section after the 1997 Annual Meeting. Based in part upon the delisting of the Company's Common Stock from the Nasdaq National Market, the financial condition of the Company, the stock price, the probable lack of a request for a $15 million financing, the desire to avoid any compensation expense in the Company's financial statements and the necessity of retaining its employees, the Company believes that this cancellation and regrant program would be in the best interests of the shareholders. As such, the Board of Directors and the Stock Option Plan Administration Committee currently intend to cancel and regrant substantially all options outstanding under the Discretionary Option Grant Program of the Plan and grant an equivalent number of additional options to persons who have received options under the Automatic Option Grant Program with an exercise price in excess of the fair market value of the Common Stock of the Company as traded on the Nasdaq Electronic Bulletin Board on the Grant Date. Pursuant to such program, each such outstanding option will be cancelled and a new replacement option will be granted for the same number of shares, with an exercise price based on the fair market value of the Common Stock on the new grant date, and with a new vesting schedule measured from such date. In addition, on the new grant date, each of the non-employee directors will be granted an additional option under the Discretionary Option Grant Program of the 1993 Plan to purchase shares of Common Stock.

  For options granted to Messrs. Solomon and Bryan on November 21, 1996, on the new grant date, it is currently anticipated that such options shall be immediately vested with respect to 50% of the option shares and will become vested for the remaining option shares in a series of equal annual installments over the consultant's two-year period of service with the Company measured from new grant date. It is presently anticipated that the director grants to Messrs. Thompson and Howland shall vest in full on such new grant date. In addition, it is currently anticipated that the additional options to be granted under certain future events to Messrs. Solomon (112,500), Stein (112,500) and Bryan (75,000) will be granted to such persons on such new grant date with the fair market value on the new date of grant with the same vesting schedule as set forth in the sentence preceding the previous sentence. Vesting of all of these option shares will be subject to full acceleration in the event of a change in control of the Company. The options granted to the nonemployee directors and consultants on November 21, 1996 and subsequently cancelled and regranted on the new grant date will be subject to approval by the shareholders of the amendments to the 1993 Plan at the Annual Meeting.

  During 1996, the Company paid Dr. Howland $6,840 for fees and expenses incurred in connection with consulting services provided to the Company.

  In November 1996, the Company entered into an agreement for consulting services with G&L, which establishes a consulting relationship with, among others, Lewis Solomon (Chairman of the Board of Directors) and Gary Stein (appointed to the Board on June 12, 1997 to replace Mr. Thompson). In exchange for consulting services, G&L, through an affiliate, receives $15,000 plus reasonable expenses for each month that G&L provides services to the Company. In January 1997, the Company agreed to pay an additional aggregate sum of $50,000 to G&L, through an affiliate, over the six-month period starting in January 1997. In June 1997, the Company agreed to pay an additional aggregate sum of $50,000 to G&L, through an affiliate, over the six month period starting in July 1997 (which payments are cancelable upon 90 days prior written notice by the Board of Directors to G&L). In November 1996, the Company also entered into an agreement for consulting services with The Watley Group, LLC ("Watley") which employs Mr. Moran and Mr. Anthony Bryan (a Director), among others, pursuant to which Watley receives $15,000 plus reasonable expenses for each month that it provides services to the Company. Through the agreement with Watley, the Company has retained Mr. Moran as President and Chief Executive Officer of the Company. In January 1997, the Company agreed to pay Watley an additional aggregate sum of $50,000 over the six-month period starting in January 1997. In June 1997, the Company agreed to pay an additional aggregate sum of $50,000 to Watley over the six month period starting in July 1997 (which payments are cancelable upon 90 days prior written notice by the Board of Directors to Watley). Starting in January 1997, the Company also retained Mr. Moran as a full-time employee and will pay Mr. Moran the prevailing minimum wage (which prevailing wage shall be deducted from the additional $50,000 fee referred to above).

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION FOR EXECUTIVE OFFICERS

   The following information replaces footnote (5) to the "Summary Compensation Table" included under Item 11 of Part III (on page 41) of the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 1997.

(5) For 1995, Other Annual Compensation is comprised of housing reimbursement of $31,280, the value of the use of a 1989 Toyota Corona estimated to be $34,371, reimbursement of relocation and storage costs of $8,220, and reimbursement of medical expenses of $3,477, all in connection with Mr. Wheatley's overseas assignment. For 1994, Other Annual Compensation is comprised of the value of the use of a 1989 Toyota Corona provided to Mr. Wheatley by the Company which is estimated to be $20,426, $22,832 of living expenses, reimbursement of relocation and storage costs (for Mr. Wheatley's personal effects while in Singapore) of 12.538 and reimbursement of medial expenses of $4.232, all in connection with Mr. Wheatley's overseas assignment.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

 Employment Agreement with Timothy da Silva

  The following information replaces the paragraph in this section included
Item 11 of Part III (on page 43) of the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 1997.

  In January 1994, the Company entered into a three (3)-year employment agreement with Timothy da Silva. Under the terms of such agreement, Mr. da Silva was entitled to a salary of not less than his then current salary of $150,000 per year, the exact amount of which was determined by the Board of Directors on an annual basis. Mr. da Silva was also entitled to receive monthly payments, in the amount of at least $599 per month, to be applied to costs related to his automobile plus payment of automobile insurance and maintenance costs. The employment agreement also included provision for an annual bonus to be awarded to Mr. da Silva by the Board of Directors based upon his performance during the applicable past year. However, no such bonus was awarded over the period of the employment agreement. Mr. da Silva participated in all of the Company's employee benefit plans and the Company was obligated to provide him with life and disability insurance premium payments. In the event of his termination other than for cause, Mr. da Silva was entitled to a severance payment equal to six
(6) months of his then current salary plus six (6) months additional coverage under the Company's health, medical and dental plans. Mr. da Silva resigned as Chief Executive Officer of the Company effective December 31, 1996 but he has continued to serve as a Director since such date, and stayed as an employee of the Company until February 14, 1997. The Company has no continuing obligations to Mr. da Silva under his employment agreement beyond February 14, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table and footnote (8) replaces the corresponding table and footnote (8) found under Item 12 of Part III (on page 47) of the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 1997.

NAME AND ADDRESS OF           NUMBER OF SHARES       PERCENT OF TOTAL SHARES
BENEFICIAL OWNER            BENEFICIALLY OWNED(1) OUTSTANDING BENEFICIALLY OWNED
-------------------         --------------------- ------------------------------
Entities that may be
deemed to be affiliated
with
Transpac Capital Pte. Ltd.
6 Shenton Way
#2D-09 DBS Building
Tower Two
Singapore 068809 (2)......         842,013                     7.8%
Entities that may be
deemed to be affiliated
with
Patricof & Co. Ventures,
Inc.
2100 Geng Road, Suite 200
Palo Alto, CA 94303 (3)...         733,997                     6.8%
Cabot Ceramics, Inc.
c/o Cabot Corporation
75 State Street
Boston, MA 02119-1806 (4).         656,992                    6.09%
Timothy da Silva (5)......         197,905                     1.8%
Lewis Solomon (6).........             --                         *
Anthony J.A. Bryan (6)....             --                         *
William R. Thompson (7)...           3,250                        *
Frank Howland (6).........           4,725                        *
Alfred J. Moran, Jr. (6)..             --                         *
Jee Fook Pak (6)..........          18,790                        *
Charles F. Wheatley (6)...          10,662                        *
Ernest J. Joly (6)........          10,661                        *
All directors and
 executive officers as a
 group  (9 persons) (8)...         245,993                     2.3%

--------
*  Less than 1%

(8) See Notes 4 and 5 above. Excludes Mr. Stein who was appointed to the Board of Directors on June 12, 1997. Mr. Stein's beneficial ownership of shares (including options exercisable within 60 days of March 31, 1997) are zero
    (0).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The following information replaces Item 13 of Part III (on page 48) of the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 1997.

  In November 1996, the Company entered into an agreement for consulting services with G&L, which establishes a consulting relationship with, among others, Lewis Solomon (Chairman of the Board of Directors) and Gary Stein (appointed to the Board on June 12, 1997 to replace Mr. Thompson). In exchange for consulting services, G&L, through an affiliate, receives $15,000 plus reasonable expenses for each month that G&L provides services to the Company. In January 1997, the Company agreed to pay an additional aggregate sum of $50,000 to G&L, through an affiliate, over the six-month period starting in January 1997. In June 1997, the Company agreed to pay an additional aggregate sum of $50,000 to G&L, through an affiliate, over the six month period starting in July 1997 (which payments are cancelable upon 90 days prior written notice by the Board of Directors to G&L). In November 1996, the Company also entered into an agreement for consulting services with The Watley Group, LLC ("Watley") which employs Mr. Moran and Mr. Anthony Bryan (a Director), among others, pursuant to which Watley receives $15,000 plus reasonable expenses for each month that it provides services to the Company. Through the agreement with Watley, the Company has retained Mr. Moran as President and Chief Executive Officer of the Company. In January 1997, the Company agreed to pay Watley an additional aggregate sum of $50,000 over the six-month period starting in January 1997. In June 1997, the Company agreed to pay an additional aggregate sum of $50,000 to Watley over the six month period starting in July 1997 (which payments are cancelable upon 90 days prior written notice by the Board of Directors to Watley). Starting in January 1997, the Company also retained Mr. Moran as a full-time employee and will pay Mr. Moran the prevailing minimum wage (which prevailing wage shall be deducted from the additional $50,000 fee referred to above).

  In March 1996, pursuant to a subscription agreement, the Company consummated the sale and issuance of 842,013 shares of Common Stock (the "Transpac Shares") to Transpac Capital Pte. Ltd. and a group of related investors (collectively, "Transpac"), at the purchase price of $2.37526 per share, for a total purchase price of $2,000,000 (the "Transpac Financing"). The Transpac Shares represented approximately 7.8% of the Common Stock issued and outstanding on March 31, 1997. In conjunction with the Transpac Financing, MPM
(S) Pte. Ltd. ("MPM"), a wholly-owned subsidiary of the Company, issued a debenture ("Debenture") to Transpac in the principal amount of $9,000,000. From and after April 23, 1997, the Debenture can be converted into shares of MPM's Common Stock provided MPM is then a publicly traded company, or can be repaid in cash. In addition, the Debenture will also be convertible, at Transpac's option, into shares of the Company's Common Stock. Under its terms, the Debenture may be convertible into up to the number of shares of the Company's Common Stock that, when combined with the number of shares of the Company's Common Stock then issued to Transpac upon the closing of the Transpac Financing or otherwise, will equal 49.0% of the Company's then outstanding capitalization. The Debenture will also be convertible into the number of shares of MPM common stock that is equivalent to up to 45% of MPM's then outstanding capitalization at the time of conversion. Transpac has board observer rights and the right in the future to appoint a representative of Transpac to the Company's Board of Directors. The Company guaranteed the repayment of the Debenture. The Company and Transpac are currently negotiating an equity conversion of such debt since the conversion formula included in the Debenture is dependent upon the Company, or MPM, being profitable. Neither MPM nor the Company have been profitable, and MPM is currently in receivership under the laws of Singapore and will cease to exist thereafter. The only other option available to Transpac is to call upon the guarantee issued by the Company, which does not have the cash necessary to repay the Debenture. As of the date of this Proxy, the Company has not reached any agreement with Transpac regarding an equity conversion of the Debenture.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 20, 1997.

                                      MICROELECTRONIC PACKAGING, INC.


Date:  June 20, 1997                  By: /s/ ALFRED J. MORAN, JR.
                                          -------------------------------------
                                          Alfred J. Moran, Jr.
                                          President and Chief Executive Officer