Form 10-K/A
period 1996-12-31
MICROELECTRONIC PACKAGING INC /CA/
filed 1997-06-23
CIK 916232

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

DIRECTORS OF THE REGISTRANT

  The Bylaws of the Company provide that the Board of Directors shall be comprised of no fewer than four (4) nor greater than seven (7) Directors, with the exact number to be fixed by the Board. The currently authorized number of Directors is five (5), and, as of April 10, 1997 (the latest practicable date prior to the filing of Form 10-K), was comprised of Messrs. Solomon, Bryan, Howland, da Silva and Thompson. The Board of Directors has selected four (4) nominees to be elected at the next Annual Meeting, Messrs. Solomon, Bryan, Howland and Stein. Mr. Thompson resigned effective June 12, 1997 for health reasons and has been replaced by Mr. Stein. Mr. da Silva is not seeking reelection to the Board of Directors and his term will end on the date set for the Annual Meeting. The fifth position will remain vacant until the Board of Directors locates a suitable candidate.

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