Form 10-K/A
period 1996-12-31
MICROELECTRONIC PACKAGING INC /CA/
filed 1997-06-27
CIK 916232

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

     The reduction in sales volume for the pressed ceramic division in 1996, was not accompanied by a corresponding reduction in production overhead, resulting in reduced overhead absorption. This generated cost of goods sold which were a higher percentage of revenue than for 1995.

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

(5) For 1995, Other Annual Compensation is comprised of housing reimbursement of $31,280 and the value of the use of a 1989 Toyota Corona estimated to be $34,371, reimbursement of relocation and storage costs of $8,220, and reimbursement of medical expenses of $3,477, all in connection with Mr. Wheatley's overseas assignment. For 1994, Other Annual Compensation is comprised of the value of the use of a 1989 Toyota Corona provided to Mr. Wheatley by the Company which is estimated to be $20,426, $22,832 of living expenses, reimbursement of relocation and storage costs (for Mr. Wheatley's personal effects while in Singapore) of $12,538 reimbursement of medial expenses of $4,232, all in connection with Mr. Wheatley's overseas assignment.

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