Form 10-Q
period 1997-06-30
MICROELECTRONIC PACKAGING INC /CA/
filed 1997-08-14
CIK 916232

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             --------------------
                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED     JUNE 30, 1997
                               ---------------------

                                       OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER                0-23562
                               ---------------------

                        MICROELECTRONIC PACKAGING, INC.
--------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          CALIFORNIA                                     94-3142624
-------------------------------             ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

9350 TRADE PLACE, SAN DIEGO, CALIFORNIA                     92126
----------------------------------------     -----------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE      (619) 530-1660
                                                    ----------------------

   Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [_]

     As of August 11, 1997, there were 10,793,279 shares outstanding of the
           ---------------             ----------
Registrant's Common Stock, no par value per share.

================================================================================

Index                                                                   Page No.
-----                                                                   --------
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets.......................     3
           Condensed Consolidated Statements of Operations.............     4
           Condensed Consolidated Statements of Cash Flows.............     5
           Condensed Consolidated Statement of Changes in Shareholders'
            Deficit....................................................     6
           Notes to Condensed Consolidated Financial Statements........     7

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................    14

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings...........................................    33
Item 2.    Changes in Securities.......................................    33
Item 3.    Defaults Upon Senior Securities.............................    33
Item 4.    Submission of Matters to a Vote of Security Holders.........    33
Item 5.    Other Information...........................................    33
Item 6.    Exhibits and Reports on Form 8-K............................    33

SIGNATURES.............................................................    35

EXHIBIT INDEX..........................................................    36

                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                        MICROELECTRONIC PACKAGING, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    June 30,            December 31,
                                                                     1997                  1996
                                                                  ------------          -----------
                                                                  (unaudited)
ASSETS
Current assets:
  Cash                                                            $  1,192,000          $  2,954,000
  Accounts receivable, net                                           2,193,000             5,849,000
  Inventories                                                        7,660,000            10,072,000
  Other current assets                                                 114,000             1,836,000
                                                                  ------------          ------------
    Total current assets                                            11,159,000            20,711,000
Property, plant and equipment, net                                     780,000             3,479,000
Other non-current assets                                               338,000               704,000
                                                                  ------------          ------------
                                                                  $ 12,277,000          $ 24,894,000
                                                                  ============          ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Debt in default, due on demand                                  $ 16,774,000          $ 19,052,000
  Line of credit borrowings, due on demand                                 -               5,201,000
  Current portion of long-term debt                                  3,014,000             2,527,000
  Accounts payable                                                  12,102,000            12,522,000
  Accrued liabilities                                                2,102,000             3,656,000
  Deferred revenue                                                     330,000               503,000
  Current liabilities of discontinued operations, net               13,338,000             7,265,000
                                                                  ------------          ------------
    Total current liabilities                                       47,660,000            50,726,000

Long-term debt, less current portion                                 2,961,000             4,782,000
Commitments and Contingencies
Shareholders' Deficit
  Common stock, no par value                                        39,839,000            38,138,000
  Accumulated deficit                                              (78,183,000)          (68,752,000)
                                                                  ------------          ------------
Total shareholders' deficit                                        (38,344,000)          (30,614,000)
                                                                  ------------          ------------
                                                                  $ 12,277,000          $ 24,894,000
                                                                  ============          ============


                        MICROELECTRONIC PACKAGING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                         Three months ended June 30,           Six months ended June 30,
                                                      --------------------------------       ----------------------------
                                                            1997             1996                 1997            1996
                                                      ------------        ------------       ------------    ------------
Net sales:
  Product sales                                       $  8,788,000        $  4,448,000       $ 16,462,000    $ 10,778,000
  Other sales                                               90,000             582,000             90,000         817,000
                                                      ------------        ------------       ------------    ------------
                                                         8,878,000           5,030,000         16,552,000      11,595,000

Cost of goods sold:
  Product sales                                          8,249,000           3,585,000         15,040,000       8,749,000
  Other sales                                               43,000             514,000             43,000         729,000
                                                      ------------        ------------       ------------    ------------
                                                         8,292,000           4,099,000         15,083,000       9,478,000
                                                      ------------        ------------       ------------    ------------
Gross profit                                               586,000             931,000          1,469,000       2,117,000

Selling, general and administrative                      1,315,000             982,000          2,579,000       1,865,000
Engineering and product development                         88,000             154,000            196,000         275,000
                                                      ------------        ------------       ------------    ------------
  Income (loss) from operations                           (817,000)           (205,000)        (1,306,000)        (23,000)
Other income (expense):
  Interest (expense), net                                 (204,000)           (242,000)          (433,000)       (472,000)
  Other income, net                                        106,000              33,000            275,000          82,000
                                                      ------------        ------------       ------------    ------------
Income (loss) from continuing operations
  before provision for income taxes                       (915,000)           (414,000)        (1,464,000)       (413,000)
Income tax provision (benefit)                                   -             (53,000)                 -          47,000
                                                      ------------        ------------       ------------    ------------
Income (loss) from continuing operations                  (915,000)           (361,000)        (1,464,000)       (460,000)
Discontinued operations:
  Income (loss) from operations                         (3,445,000)            971,000         (4,116,000)      1,635,000
  Estimated loss on disposal of
    pressed ceramics operations                         (3,851,000)                  -         (3,851,000)              -
                                                      ------------        ------------       ------------    ------------
Net income (loss)                                     $ (8,211,000)       $    610,000       $ (9,431,000)   $  1,175,000
                                                      ============        ============       ============    ============
Weighted average shares used
  in per share calculation                              10,793,000           5,746,000          9,921,000       5,327,000
                                                      ============        ============       ============    ============
Net income (loss) per common share:
  Income (loss) from continuing operations            $      (0.08)       $      (0.06)      $      (0.15)   $      (0.09)
  Income (loss) from discontinued operations                 (0.68)               0.17              (0.80)           0.31
                                                      ------------        ------------       ------------    ------------
Net income (loss) per common share                    $      (0.76)       $       0.11       $      (0.95)   $       0.22
                                                      ============        ============       ============    ============


                        MICROELECTRONIC PACKAGING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                              Six months ended June 30,
                                                                     -----------------------------------------
                                                                            1997                    1996
--------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities of:
  Continuing operations                                              $        281,000          $    (4,116,000)
  Discontinued operations                                                   2,363,000
--------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                            2,644,000               (4,116,000)
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of fixed assets                                                (331,000)              (6,046,000)
  Proceeds from sale of fixed assets
    Continuing operations                                                      24,000
    Discontinued operations                                                   236,000
  Realized loss from forward foreign currency contracts                             -                  215,000
--------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                              (71,000)              (5,831,000)
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase (decrease) in short-term notes payable
    Continuing operations                                                           -                  961,000
    Discontinued operations                                                (3,612,000)                       -
  Borrowings under long-term debt and promissory notes
    Continuing operations                                                      76,000               10,616,000
  Principal payments on long-term debt and promissory notes
    Continuing operations                                                    (291,000)                (334,000)
    Discontinued operations                                                  (508,000)                       -
  Issuance of common stock                                                          -                1,986,000
--------------------------------------------------------------------------------------------------------------
    Net cash provided (used) by financing activities                       (4,335,000)              13,229,000
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                            (1,762,000)               3,282,000
Cash at beginning of period                                                 2,954,000                2,923,000
--------------------------------------------------------------------------------------------------------------
Cash at end of period                                                $      1,192,000          $     6,205,000
==============================================================================================================


                        MICROELECTRONIC PACKAGING, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                           IN SHAREHOLDERS' DEFICIT
                                  (unaudited)


                                                  Common Stock
                                        -----------------------------        Accumulated
                                            Shares          Amount             Deficit              Total
                                        -------------    ------------       -------------       -------------
Balance at January 1, 1997                  6,991,493    $ 38,138,000       $ (68,752,000)      $ (30,614,000)
Issuance of common stock                    3,801,786       1,701,000                               1,701,000
Net loss                                                                       (9,431,000)         (9,431,000)
-------------------------------------------------------------------------------------------------------------

Balance at June 30, 1997                   10,793,279    $ 39,839,000       $ (78,183,000)      $ (38,344,000)
=============================================================================================================

                        Microelectronic Packaging, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

1. Quarterly Financial Statements

   The accompanying condensed consolidated financial statements and related notes as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim periods. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 1996 in the Company's Annual Report on Form 10-K. Readers of this Quarterly Report on Form 10-Q are strongly encouraged to review the Company's Annual Report on Form 10-K. Copies are available from the Chief Financial Officer of the Company at 9350 Trade Place, San Diego, California 92126.

2. Inventories

   Inventories consist of the following:

                                June 30, 1997            December 31, 1996
                                -------------            -----------------
                                 (unaudited)
 Raw materials...............    $4,881,000                 $ 5,797,000
 Work-in-progress............     3,239,000                   2,977,000
 Finished goods..............       160,000                   2,622,000
 Obsolescence reserve........      (620,000)                 (1,324,000)
                                 ----------                 -----------
                                 $7,660,000                 $10,072,000
                                 ==========                 ===========

3. Effects of Income Taxes

   The Company has not recorded provisions for any income taxes for the three and six month periods ended June 30, 1997, since the Company's domestic and Singapore operations generated operating losses for both financial reporting and income tax purposes. A 100% valuation allowance has been provided on the total deferred income tax assets as they are not more likely than not to be realized.

   The Company believes that it has incurred an ownership change pursuant to
   Section 382 of the Internal Revenue Code and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations.

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

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

5. Commitments and Contingencies

   The Company is involved in various claims and litigation arising in and outside of the ordinary course of business. In addition, given the current state of the Company and its subsidiaries, numerous creditors and parties to contracts have threatened or initiated litigation to recoup their loans and investments. If these claims are not favorably resolved, they will have a material adverse effect on the Company's financial condition, results of operations and ability to continue as a going-concern.

6. Customer Supplied Inventory

   The Company's CTM Electronics, Inc. subsidiary purchases certain chips ("die") used in the assembly of multichip modules ("MCM's") sold to one of the Company's significant customers from that same customer. This customer notified the Company recently that it will no longer sell die to the Company and instead is providing the die on consignment. The pro forma presentation below gives effect to this change in operations on selected line items from the Company's Condensed Consolidated Financial Statements as of, and for the three and six month periods ended, June 30, 1997, as if this change had been put into effect on January 1, 1997.

                                               Historical                 Pro Forma                 Pro Forma
                                              June 30, 1997              Adjustments(1)            June 30, 1997
                                              -------------           -----------------           --------------
Accounts Receivable                             $ 2,193,000           $      (913,000)              $ 1,280,000
Inventories                                       7,660,000                (4,731,000)                2,929,000
Total current assets                             11,159,000                (5,644,000)                5,515,000

Current portion of long-term debt                 3,014,000                 4,940,000                 7,954,000
Accounts payable                                 12,102,000               (10,584,000)                1,518,000
Total current liabilities                        47,660,000                (5,644,000)               42,016,000

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

                                               Historical                                            Pro Forma
                                            Three Months Ended           Pro Forma               Three Months Ended
                                              June 30, 1997             Adjustments                June 30, 1997
-------------------------------------------------------------------------------------------------------------------
Net sales                                       $ 8,878,000            $(5,060,000) (2)              $ 3,818,000
Cost of goods sold                                8,292,000             (5,164,000) (3)                3,128,000
Gross profit                                        586,000                104,000                       690,000
Net income (loss)                               $(8,211,000)               104,000                   $(8,107,000)
-------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share                   $(0.76)                 $0.01                        $(0.75)
===================================================================================================================

                                               Historical                                            Pro Forma
                                             Six Months Ended            Pro Forma                Six Months Ended
                                              June 30, 1997             Adjustments                June 30, 1997
-------------------------------------------------------------------------------------------------------------------
Net sales                                       $16,552,000            $(9,748,000) (2)              $ 6,804,000
Cost of goods sold                               15,083,000             (9,948,000) (3)                5,135,000
Gross profit                                      1,469,000                200,000                     1,669,000
Net income (loss)                               $(9,431,000)               200,000                   $(9,231,000)
===================================================================================================================
Net income (loss) per common share                   $(0.95)                 $0.02                        $(0.93)
===================================================================================================================

  (1) Effect on the balance sheet is the reduced carrying values of accounts receivable, inventories (both of which reduce total current assets), and accounts payable. The excess of accounts payable adjustments over adjustments for accounts receivable and inventory (the "shortfall"), results in the increase in the current portion of long-term debt. The Company is currently in the process of negotiating the repayment terms of this shortfall. There can be no assurance that the customer will extend any repayment terms, and could declare the shortfall immediately due and payable. At present, the Company would be unable to repay the shortfall.

  (2) The cost of the die to be provided on consignment will be removed from the selling price of the multichip modules. The amount of the 2% prompt payment discount offered to the customer, which is included in revenues, will be reduced by the lower selling prices for these multichip modules.

  (3) The cost of the die to be provided on consignment will be removed from the cost of goods sold, corresponding to the reduction in selling prices of the multichip modules.

7. Liquidation of Subsidiary

   On July 10, 1997, The Development Bank of Singapore Limited, one of the Company's and its subsidiaries largest creditors ("DBS"), appointed a Receiver and Manager to liquidate the assets of Microelectronic Packaging (S) Pte. Ltd. ("MPS"), which has been a wholly owned subsidiary of the Company that manufactured primarily pressed ceramic products. DBS exercised its option to appoint a Receiver and Manager under the terms of a Deed of Debenture

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------


   dated November 27, 1984 (as amended) between DBS and MPS. The Company anticipates that the Receiver and Manager will complete the liquidation of MPS within the next several months. The Company has guaranteed all of MPS's obligations to DBS. There were approximately $5.3 million of such loans outstanding as of June 30, 1997, which are included in the caption "Current liabilities of discontinued operations, net" in the Condensed Consolidated Balance Sheet. There can be no assurance that such debt will be fully paid through the liquidation of the assets of MPS. If insufficient, DBS could demand repayment of the shortfall from the Company through the guarantee. The Company does not have adequate resources to repay such debt if the guarantee is called.

   The Company has recorded the effect of the receivership as of June 30, 1997, and the results of operations of MPS have been classified as "Loss from discontinued operations" on the Condensed Consolidated Statement of Operations for the three and six month periods ended June 30, 1997 and 1996. As a result of the appointment of a Receiver and Manager, MPS is no longer able to manufacture its pressed ceramic products and has ceased to generate revenue as of July 10, 1997.

   The Company has also evaluated the net realizable value of the assets of its MPS subsidiary. The effect of this is to reduce the carrying value of certain assets as of June 30, 1997, and a charge to "Estimated loss on disposal of pressed ceramics operations" on the Condensed Consolidated Statement of Operations for the three and six month periods ended June 30, 1997.

   On March 18, 1997, a Receiver was appointed to handle the liquidation of the multilayer ceramics operations of MPM (S) Pte. Ltd. As of August 11, 1997, most of the assets of MPM have been sold. Final resolution of the remaining liabilities will come only after the liquidation of MPS, since MPS has guaranteed the DBS bank loan and the equipment leases belonging to MPM. The portion of these liabilities remaining after any reduction available from the sale of MPS and MPM assets will then be transferred to MPI, as MPI also guaranteed these loans and leases. The holders of the Transpac debentures still retain $9.0 million of debt securities issued by MPM which are guaranteed by the Company. The Company and MPS are in default thereunder.

8. Loss of Business

   The Company's MPC subsidiary was informed in April 1997 that Carborundum Corporation ("Carborundum"), its sole customer, was immediately cancelling the manufacturing and related agreements with MPC as a result of Carborundum's sale of its assets to a third party.

   On April 5, 1997, a fire at the Company's MPC facility caused damage to the building and certain equipment. The Company is insured against the fire, and believes that it will incur minimal losses from the fire. The Company has closed the MPC operation and has terminated all of its MPC employees. MPC represented approximately 6% of consolidated net sales of the Company in the year ended December 31, 1996, and comprised less than 1% of the Company's consolidated total assets. The Company

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

    expects that there will be minimal impact from the disposition of the assets of MPC. Most costs of closure of the MPC operations will be borne by the former customer or the Company's business interruption insurance.

    The Company has recorded the effect of the closure of this business as of June 30, 1997, and the results of operations of MPC have been classified as "Loss from discontinued operations" on the Condensed Consolidated Statement of Operations for the three and six month periods ended June 30, 1997 and 1996.

9.  Discontinued Operations

    Based on the information included in Notes 7 and 8, the results of MPS, MPC and MPM segments have been reported separately as discontinued operations as of June 30, 1997, and for the three and six month periods then ended. Consolidated Statements of Operations for the three and six month periods ended June 30, 1996 have been restated to present MPS, MPC and MPM segments as discontinued operations. Certain items in the Condensed Consolidated Balance Sheet as of December 31, 1996 have been restated to conform to the current period's presentation.

    Discontinued operations include management's best estimates of the amounts expected to be realized on the sale of its assets associated with these discontinued operations and the expenses to be incurred through the disposal date. The amounts the Company will ultimately realize and incur could differ materially in the near term from the amounts assumed in arriving at the loss on disposal of the discontinued operation.

    The components of "Current liabilities of discontinued operations, net" included in the Condensed Consolidated Balance Sheets are as follows (only MPM was included in net liabilities of discontinued operations as of December 31, 1997 -- MPS and MPC are included, along with MPM, as of June 30, 1997):

                                             June 30, 1997   December 31, 1996
                                            -----------------------------------
Cash                                         $    164,000       $    391,000
Other current assets
 (principally trade receivables and
  inventories)                               $  1,888,000       $    225,000
Property, plant and equipment, net              1,713,000          1,500,000
Other non-current assets                          308,000                --
Debt in default and
 line of credit borrowings, due on demand      (5,504,000)        (3,298,000)
Accounts payable and accrued expenses         (11,907,000)        (6,083,000)
                                            -----------------------------------
Current liabilities of
 discontinued operations, net                $(13,338,000)      $ (7,265,000)
                                            ===================================

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

The Condensed Consolidated Statements of Operations relating to the discontinued operations for the three and six month periods ended June 30, 1997 and 1996 are presented below:

                          Three months ended June 30,  Six months ended June 30,
                          --------------------------   -------------------------
                              1997          1996          1997           1996
Net sales                 $ 3,753,000    $11,093,000   $ 9,972,000   $21,980,000
Costs and expenses          7,198,000     10,122,000    14,088,000    20,345,000
                          --------------------------   -------------------------
Income (loss) from
discontinued operations   $(3,445,000)   $   971,000   $(4,116,000)  $ 1,635,000
                          ==========================   =========================

10. Supplemental Information To Condensed Consolidated Statements of Cash Flows

    Holders of $1,900,000 of convertible debentures issued in October 1996, elected to convert their debentures into 3,801,787 shares of Common Stock during January and February, 1997.

11. New Accounting Standard

    In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). This pronouncement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 1997. The Company has not determined the effect, if any, of adoption on its financial reporting.

    In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income, which includes certain items which have historically been excluded from the income statement, and instead charged directly to equity. The Company has not incurred any of the specific items addressed in this pronouncement. As a result, management does not believe that this pronouncement will have any impact on the Company's financial reporting. This pronouncement is effective for fiscal years beginning after December 15, 1997.

    In February, 1997, the FASB issued Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure (SFAS
    129). This pronouncement establishes standards for disclosing information about an entity's capital structure for nonpublic entities which were previously exempt from certain disclosure requirements. This pronouncement is effective for fiscal years ending after December 15, 1997. Management does not believe that this pronouncement will have any effect on the Company's financial reporting.

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

    In February, 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, Earnings per Share. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997; early adoption is not permitted. The Company has not determined the effect, if any, of adoption on its EPS computation(s).


12. Going Concern

    The accompanying financial statements have been prepared assuming the Company (including subsidiaries except MPS, MPC and MPM) will continue as a going concern. A number of factors, including the Company's history of significant losses, the debt service costs associated with the Company's high level of existing indebtedness (direct and guaranteed), the need to restructure debt which is currently in default, various claims and lawsuits, the economic dependency upon a limited number of customers and MPS and MPM being in receivership raise substantial doubts about the Company's ability to continue as a going concern. The Company currently has $20.0 million of indebtedness in default and thereby due upon demand ($3.2 million of which is included in "Current liabilities of discontinued operations, net"), as well as $4.2 million of line of credit borrowings that are also due upon demand (all of which are included in "Current liabilities of discontinued operations, net"). The Company does not possess sufficient cash resources to repay these obligations, and the Company would be unable to repay these loans in the event that any demand was made by the Company's creditors.

    As a result of the events described above, the new executive management team is restructuring the Company's remaining operations with the goal of producing profits and positive cash flow. Management has been successful in restructuring two of the Company's customer loans (TI and Citibank); principal will be repaid over three to four years with the commencement of principal payments deferred until 1998. The Company believes that it may be able to restructure the majority of its remaining customer loans on similar terms, although there can be no assurances that the Company will be able to renegotiate these loans on favorable terms, or at all.

13. Forward Looking Statements

    These Condensed Consolidated Financial Statements contain forward-looking statements which involve substantial risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the effects of debt restructuring.

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

RESULTS OF OPERATIONS

NET SALES

Net sales were $8,878,000 for the second quarter and $16,552,000 for the six months ended June 30, 1997, representing increases of $3,848,000 or 76.5% and $4,957,000 or 42.8% over net sales for the corresponding periods of 1996. The increases in net sales during the second quarter and the six months ended June 30, 1997 were primarily attributable to increases of $4,502,000 and $5,960,000 in revenues from the sales of MCM products at the Company's CTM Electronics, Inc. ("CTM") subsidiary. The increase in sales of MCM's for the second quarter resulted from a 205.0% increase in the number of units sold over the corresponding period of 1996, partially offset by a 28.4% decrease in average selling prices, which was caused by a change in product mix. The increase in sales of MCM's for the six months ended June 30, 1997 resulted principally from a 55.7% increase the number of units sold over the corresponding period of 1996. Average selling prices increased by 2.9%. The increase in net sales by CTM was partially offset by reductions of $163,000 and $276,000 in revenues from the Company's Microelectronic Packaging America ("MPA") subsidiary and by reductions of $492,000 and $727,000 in revenues derived under an equipment and technology transfer agreement discussed below. The reduction in net sales from MPA came as a result of the Company's sale of the assets and closure of that business on September 30, 1996.

Revenues reported in this Quarterly Report on Form 10-Q reflect the reclassification of revenues from the Company's Singapore subsidiaries for all periods presented (MPS, MPC and MPM) to "Income (loss) from discontinued operations" (see Note 9 to Condensed Consolidated Financial Statements). The Company anticipates a significant reduction in revenues in the future as a result of a significant customer's decision to provide certain raw materials on consignment, rather than selling them to the Company as has been done in the past (see Note 6 to Condensed Consolidated Financial Statements).

Net sales for the three and six month periods ended June 30, 1996 includes $582,000 and $817,000 of revenues derived under an agreement with a government factory in Yixing, China. Such revenues have been included in "Other Sales" in the Condensed Consolidated Statement of Operations. The contract was completed in the second quarter of 1997 and the last $90,000 of revenues under this contract were recorded at that time.

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


COST OF GOODS SOLD

Cost of goods sold were $8,292,000 for the second quarter and $15,083,000 for the six months ended June 30, 1997, representing increases of $4,193,000 or 102.3% and $5,605,000 or 59.1% over the corresponding periods of 1996. The increase for the second quarter of 1997 resulted from a $5,011,000 increase in the cost of goods sold for MCM products by CTM, which was partially offset by a $348,000 reduction in the cost of goods sold by MPA and by a $471,000 decrease in "Other costs" incurred in connection with the equipment and technology transfer agreement discussed below. The increase in cost of goods sold by CTM for the second quarter resulted from a 205.0% increase in the number of units sold over the corresponding period of 1996, partially offset by a 18.7% decrease in the average per unit cost of the major components used at CTM. This decrease in average per unit cost represents a change in product mix, rather than a purchase price reduction of raw materials. The reduction in cost of goods sold from MPA came as a result of the Company's sale of the assets and closure of that business on September 30, 1996.

The increase for the first six months of 1997 results from a $7,059,000 increase in the cost of goods sold for MCM products by CTM, which was partially offset by a $768,000 reduction in the cost of goods sold by MPA and by a $686,000 decrease in "Other costs" incurred in connection with the equipment and technology transfer agreement discussed below. The increase in cost of goods sold by CTM for the six months ended June 30, 1997 results from a 55.7% increase in the number of units shipped, combined with a 25.4% increase in the average per unit cost of the major components used at CTM.

Cost of goods sold reported in this Quarterly Report on Form 10-Q reflect the reclassification of cost of goods sold from the Company's Singapore subsidiaries for all periods presented (MPS, MPC and MPM) to "Income (loss) from discontinued operations" (see Note 9 to Condensed Consolidated Financial Statements). The Company anticipates a significant reduction in cost of goods sold in the future as a result of a significant customer's decision to provide certain raw materials on consignment, rather than selling them to the Company as has been done in the past (see Note 6 to Condensed Consolidated Financial Statements).

Cost of goods sold for the three and six month periods ended June 30, 1996 includes $514,000 and $729,000 of expenses incurred in connection with the equipment and technology transfer agreement with a government factory in Yixing, China. Such expenses have been included in "Other Sales" under "Cost of goods sold" in the Condensed Consolidated Statement of Operations. As discussed above, the contract was completed during the second quarter of 1997, and the final $43,000 of expenses under this contract were recorded at that time.

GROSS PROFIT

Gross profit was $586,000 (6.6% of net sales) for the second quarter and $1,469,000 (8.9% of net sales) for the six months ended June 30, 1997, as compared to $931,000 (18.5% of net sales) for the second quarter and $2,117,000 (18.3% of net sales) for the six months ended June 30, 1996. The decrease in gross profits for the second quarter and for the six months ended June 30, 1997 is attributable to a change in mix of products with a higher selling price,

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


but with much lower margins, thus reducing gross profit in dollars and as a percentage of sales. With demand increasing on the newer, lower-margin products, the Company anticipates that the gross profit for the remainder of 1997 will continue to be at the lower levels experienced during the first half of 1997.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $1,315,000 for the second quarter and $2,579,000 for the first six months of 1997, representing increases of $333,000 or 33.9% and $714,000 or 38.3%, respectively, from the comparable periods of 1996. These increases are primarily caused by additional legal and consulting fees incurred in connection with the restructuring of the Company's Singapore and U.S. operations. The Company anticipates selling, general and administrative expenses to continue at the second quarter's level through the end of the fiscal year ending December 31, 1997.

Selling, general and administrative expenses reported in this Quarterly Report on Form 10-Q reflect the reclassification of these costs from the Company's Singapore subsidiaries for all periods presented (MPS, MPC and MPM) to "Income
(loss) from discontinued operations" (see Note 9 to Condensed Consolidated Financial Statements).

ENGINEERING AND PRODUCT DEVELOPMENT

Engineering and product development expenses were $88,000 for the first quarter and $196,000 for the first six months of 1997, representing decreases of $66,000 or 42.9% and $79,000 or 28.7% from the corresponding periods of 1996. The reduction in engineering and product development costs result primarily from the closure of MPA business on September 30, 1996. The Company anticipates that engineering and product development expenses will increase over the remainder of the fiscal year ending December 31, 1997.

Engineering and product development expenses reported in this Quarterly Report on Form 10-Q reflect the reclassification of these expenses from the Company's Singapore subsidiaries for all periods presented (MPS, MPC and MPM) to "Income
(loss) from discontinued operations" (see Note 9 to Condensed Consolidated Financial Statements).

INTEREST EXPENSE

Interest expense was $204,000 for the second quarter and $433,000 for the first six months of 1997, representing decreases of $38,000 or 15.7% and $39,000 or 8.3% from the corresponding periods of 1996. Many of the customer loans did not require principal or interest payments during the first year of the loans, which extended into the first half of 1996 for many of these loans. In addition, the loans contained provisions which required that interest will accrue on unpaid interest. The Company began making interest payments on many of these loans, and principal payments on some of the loans, during the second half of 1996.

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OTHER INCOME

Other income was $106,000 for the second quarter and $275,000 for the first six months of 1997, as compared to $33,000 and $82,000 for the corresponding periods of 1996. These increases came as a result of a settlement of a legal dispute.

EFFECTS OF INCOME TAXES

The Company has not recorded provisions for income taxes for the three and six month periods ended June 30, 1997, since the Company's domestic and Singapore operations generated operating losses for both financial reporting and income tax purposes. A 100% valuation allowance has been provided on the total deferred income tax assets as they are not more likely than not to be realized.

The Company believes that it has incurred an ownership change pursuant to
Section 382 of the Internal Revenue Code and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's independent certified public accountants have included an explanatory paragraph in their audit report with respect to the Company's December 31, 1994, 1995 and 1996 consolidated financial statements related to a substantial doubt with respect to the Company's ability to continue as a going concern. There can be no assurance that the Company will operate profitably in the future and that the Company will not continue to sustain losses. Absent outside debt or equity financing, and excluding significant expenditures required for the Company's major projects and assuming the Company is successful in restructuring its debt, the Company currently anticipates that cash on hand and anticipated cash flow from operations may be adequate to fund its operations in the ordinary course throughout the remainder of 1997. Any significant increase in planned capital expenditures or other costs or any decrease in, or elimination of, anticipated sources of revenue or the inability of the Company to restructure its debt, among many factors, could cause the Company to restrict its business and product development efforts. There can be no assurance that the Company will be successful in restructuring its debt on acceptable terms, or at all. If adequate revenues are not available, the Company will be unable to execute its business development efforts and has already been required to delay, scale back and eliminate programs and may be unable to continue as a going concern.

During the second quarter and first six months of 1997, the Company financed its operations primarily through cash flows from its operating units. The Company's principal source of liquidity as of June 30, 1997 consisted of its U.S. cash balance of $1,192,000.

The Company is currently in default on most of its debt obligations and numerous trade and other creditors are requesting repayment of their amounts due.

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

On July 10, 1997, DBS appointed a Receiver and Manager to liquidate the assets of MPS. On March 1, 1997, the Board of Directors of the Company voted to liquidate MPM. As a result, the credit facilities discussed below are no longer available to MPS and MPM. In addition, all production and sales of products by MPS ceased as of July 10, 1997, all employees were terminated, and the Receiver and Manager commenced the liquidation of MPS assets.

MPS had a S$9.5 million (US$6.6 million) borrowing arrangement with DBS, guaranteed by MPI, consisting of a working capital line of credit facility and an overdraft facility. Borrowings under this arrangement are due on demand and are secured by substantially all of the assets of MPS. Borrowings under the working capital line and the overdraft facility bear interest at the Singapore prime rate plus 1/2% and 3/4%, respectively. At June 30, 1997, MPS had outstanding borrowings under this arrangement of US$1.6 million. Any proceeds received upon sale of the MPS assets will be used to repay this loan.

As of March 31, 1997, MPS had failed to make timely principal payments under its loan obligations to TI, SGS-Thomson and a note to Citibank N.A. guaranteed by Motorola. The principal outstanding under these loans on June 30, 1997 totaled $9.8 million, with interest rates ranging from 3.5% to 7.25%. Remedies available to the note holders include acceleration of the principal balance of the notes, attachment and/or foreclosure of assets of MPS, CTM, MPA and MPI pledged as security, and perfection of guarantees issued by MPI. The Company is in regular communication with all lenders regarding the restructure. No lender to date has either declared a default or has exercised any such remedies under these notes. MPS entered into an Amended Loan and Security Agreement with TI on April 2, 1997 pursuant to which TI agreed to (i) waive its right to pursue a default remedy under the original loan agreement, (ii) a lower interest rate of 3.5% per annum on the outstanding balance and (iii) a revised (and extended) payment schedule for the outstanding balance owed by MPS. Due to the financial condition of MPS, and based on the guarantee by MPI on this loan, on May 13, 1997, MPI purchased the debt of MPS from TI, on substantially the same terms and conditions as the MPS note referred to above. On May 13, 1997, MPI issued a promissory note to Citicorp USA, Inc. ("Citicorp") to replace the note between MPS and Citibank, N.A., Singapore Branch, referred to above. This note bore interest at 6.75% per annum and principal and interest were due on July 11, 1997. MPI and Citicorp entered into an Amendment on July 11, 1997, which reduced the interest rate to 6.72% per annum beginning on the date of the Amendment, and extended the due date for the principal and interest to September 9, 1997. The Company is currently attempting to renegotiate the terms and conditions of its notes with SGS- to waive any current defaults and to restructure the note to provide more favorable terms to the Company. There can be no assurance that the Company will be successful in this negotiation or that SGS-Thomson will not avail itself of the remedies available, which include acceleration of the principal balance of the notes, attachment and/or foreclosure of assets of MPS pledged as security, and perfection of guarantee issued by MPI. To date, SGS-Thomson has not declared a default nor has exercised any such remedies under its note.

MPC had a S$500,000 (US$350,000 at June 30, 1997) borrowing arrangement with DBS, guaranteed by both MPI and MPS, consisting of a working capital line and an overdraft facility. Borrowings under this arrangement are also due on demand and are secured by all of

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

the assets of MPC. Borrowings under the working capital line of credit facility and the overdraft facility bear interest at the Singapore prime rate plus 1/2% and 3/4% respectively. MPC was notified by DBS on April 16, 1997 that this banking facility was canceled. At June 30, 1997, MPC had outstanding borrowings under this arrangement of $5,000.

MPM had a $3.5 million borrowing facility with DBS, which is guaranteed by both MPI and MPS. This facility consisted of a $3.2 million short-term advance facility and a $300,000 import/export bills facility. Advances under this credit facility are secured by substantially all of the assets of MPM and bear interest at the bank's prime lending rate plus 2.5%. This facility automatically terminates in the event of the termination of the Company's technology transfer agreement with IBM. At June 30, 1997, MPM had outstanding borrowings under this arrangement of approximately $2.6 million. DBS has appointed a Receiver and Manager to dispose of the assets of MPM which comprise part of DBS's security. The Company anticipates that the disposition of the MPM assets will partially repay the outstanding borrowings. The Company anticipates that the liquidation of assets by the Receiver and Manager for MPS may provide sufficient funds for this obligation to be repaid through the MPS guarantee. Should the liquidation of MPM and MPS assets be insufficient to repay the balance outstanding under this agreement, MPI will be required to pay the balance under a guarantee by MPI. The Company will attempt to negotiate favorable repayment terms. The failure by the Company to obtain favorable repayment terms will materially adversely affect the Company's prospects and financial condition and ability to continue as a going concern.

At June 30, 1997, the Company also had borrowings of $9.0 million under the Transpac Debenture, $1.9 million under notes payable to various customers bearing interest at rates ranging from 7.5% to 18.0%, $1.1 million under mortgage notes bearing interest at rates ranging from 7.5% to 10.75%, and $2.3 million under capital lease obligations, consisting of various machinery and equipment financing agreements, bearing interest at 4% to 11.9%. Borrowings under the above arrangements are secured by substantially all of the assets of the Company.

The Company informed DBS in March 1997 that MPM would be unable to repay its borrowings with DBS as part of the liquidation of MPM. On April 10, 1997, DBS sent to MPS a written demand for payment of the entire $3,298,000 currently due under the MPM loan. In addition to demanding payment, DBS imposed the default interest rate (an additional 3%) on the outstanding debt. Since MPM has insufficient resources to repay DBS, with the agreement of the Company, DBS has appointed a Receiver and Manager to dispose of the assets of MPM which comprise part of DBS's security. MPM has additionally ceased lease payments due in February 1997 to lessors for certain equipment in the MPM facility, and the lessors have declared the leases to be in default. MPM owes approximately $1.9 million on these equipment leases. The Company believes that the disposal of MPM's assets will not be sufficient to repay the debt obligations due to DBS. The Company believes the disposal of assets will be insufficient to fully repay the lease obligations of MPM and its indebtedness to Transpac. These obligations have been fully guaranteed by MPI. The Company is currently attempting to negotiate repayment terms with these creditors for the anticipated shortfall. The failure by the Company to obtain favorable repayment terms will materially adversely affect the Company's prospects and financial condition and ability to continue as a going concern.

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

In addition, the Company anticipates that the liquidation of MPM will not provide sufficient resources to repay the trade creditors of MPM. Indebtedness to IBM for equipment rental totaling $704,000 is a direct obligation of MPI, and accordingly would not be discharged by the liquidation of MPM. Additionally, certain vendors of MPM provided goods or services to MPM under purchase orders issued by MPS. Under Singapore law, these obligations, totaling $2.3 million may also be deemed obligations of MPS and may not be discharged by the liquidation of MPM. The Company has reflected these anticipated obligations in its Condensed Consolidated Balance Sheets as of December 31, 1996 and June 30, 1997.

The financial resources of MPS are insufficient for it to repay the MPM trade creditors. DBS informed the Company on July 10, 1997, that it appointed a Receiver and Manager to liquidate the assets of MPS. As a result of the appointment of a Receiver and Manager, MPS is unable to manufacture its pressed ceramic products and has ceased to generate revenue. .

MPI failed to make timely principal payments under a note with NSEB which was due in January, 1997. In March 1997, the Company entered into an Amended Loan and Security Agreement and a Second Secured Promissory Note with NSEB pursuant to which NSEB agreed to waive any breach of the covenants, terms and conditions of the original Loan and Security Agreement and the original Secured Promissory Note (both dated May 30, 1995) and agreed to a revised payment schedule. The interest rate on the outstanding balance, however, was raised from 14% per annum to 18% per annum. As of June 30, 1997, the Company withheld payment of a $56,000 interest payment due on June 30, 1997, due to NSEB's failure to pay the Company's MPS subsidiary the $2,600,000 currently owed in trade payables.

The Company's CTM Electronics, Inc. subsidiary purchases certain chips ("die") used in the assembly of multichip modules sold to one of the Company's significant customers from that same customer. This customer notified the Company recently that it will no longer sell die to the Company and instead is providing the die on consignment. This change will result in a significant reduction in revenues and cost of goods sold (see Note 6 to Condensed Consolidated Financial Statements).

FUTURE OPERATING RESULTS

Discontinuation of MPS Operations. On July 10, 1997, the Company was informed by DBS, the principal secured creditor of MPS, that it appointed a Receiver and Manager for MPS. The appointment of a Receiver and Manager is allowed by the terms of the loan agreements between MPS and DBS, since MPS is in default of certain covenants under loans granted by DBS to MPS. The Receiver and Manager has commenced the liquidation of the assets of MPS, which has caused the cessation of MPS's operations and sales.

Status as a Going Concern.   The Company's independent certified public
accountants have included an explanatory paragraph in their audit report with respect to the Company's December 31, 1994, 1995 and 1996 consolidated financial statements related to a substantial doubt with respect to the Company's ability to continue as a going concern. There can be no assurance that the Company will operate profitably in the future and that the Company will not

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

continue to sustain significant losses. Absent outside debt or equity financing, and excluding significant expenditures required for the Company's major projects and assuming the Company is successful in restructuring its debt, the Company currently anticipates that cash on hand and anticipated cash flow from operations may be adequate to fund its operations in the ordinary course throughout the remainder of 1997. Any significant increase in planned capital expenditures or other costs or any decrease in, or elimination of, anticipated sources of revenue or the inability of the Company to restructure its debt, among many factors, could cause the Company to restrict its business and product development efforts. There can be no assurance that the Company will be successful in restructuring its debt on acceptable terms, or at all. If adequate revenues are not available, the Company will be unable to execute its business development efforts and will be required to delay, scale back or eliminate programs and may be unable to continue as a going concern. There can be no assurance that the Company's future consolidated financial statements will not include another going concern explanatory paragraph if the Company is unable to restructure its debt and become profitable. The factors leading to and the existence of the explanatory paragraph will continue to have a material adverse effect on the Company's ability to obtain additional financing.

Risk of Bankruptcy. The Company may need to be reorganized under Chapter 11 of Title 11 of the United States Code or liquidated under Chapter 7 of Title 11 of the United States Code. There can be no assurance that if the Company decides to reorganize under the applicable laws of the United States that such reorganizational efforts would be successful or that shareholders would receive any distribution on account of their ownership of shares of the Company's stock. If the Company were to be reorganized or liquidated under the applicable laws of the United States, the bankruptcy laws would require (with limited exceptions) that the creditors of the Company be paid before any distribution is made to the shareholders.

Future Capital Needs; Need for Additional Financing. The Company's future capital requirements will depend upon many factors, including the extent and timing of acceptance of the Company's products in the market, requirements to restructure and retire its substantial debt, requirements to construct, transition and maintain existing or new manufacturing facilities, commitments to third parties to develop, manufacture, license and sell products, the progress of the Company's design and development efforts, the Company's operating results and the status of competitive products. If the Company is successful in restructuring its debt obligations, absent debt or equity financing and excluding significant expenditures required for the Company's major projects, the Company anticipates that cash on hand and anticipated cash flow from operations may be adequate to fund its operations through the remainder of 1997. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations. In addition, the Company may require substantial additional financing to fund its operations in the ordinary course, particularly if the Company is unable to restructure its debt obligations. Furthermore, the Company may require additional financing to fund the acquisition of selected assets needed in its production facilities and to complete certain programs. There can be no assurance that the Company will be able to obtain such additional financing on terms acceptable to the Company, or at all.

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The DBS line of credit that was available to MPS, which is guaranteed by MPI, contains numerous restrictive covenants on the ability of such subsidiary to provide funds to MPI or to other subsidiaries and on the use of proceeds. The credit facilities at MPC and MPM and the Transpac agreements also contain similar restrictions. The Company is in breach of each of such agreements and is in default under each of such agreements. The MPC S$500,000 (US$350,000 as of June 30, 1997) borrowing arrangement with DBS has a balance of $5,000 as of June 30, 1997. The MPM $3.5 million borrowing facility with DBS has been declared in default, DBS has appointed a Receiver and Manager to liquidate MPM's assets, which liquidation is anticipated to be completed by the end of 1997, and DBS had called upon MPS to repay the MPM borrowing under MPS's guarantee. DBS has also appointed a Receiver and Manager for MPS. The Company has been negotiating with Transpac regarding the possible conversion of its indebtedness into equity of the Company. If the Company cannot reach an agreement with its creditors to repay its obligations, the Company will not be able to continue as a going concern. The Company's high level of outstanding indebtedness and the numerous restrictive covenants set forth in the agreements covering this indebtedness and its default position prohibit the Company from obtaining additional bank lines of credit and from raising funds through the issuance of debt or other securities without the prior consent of DBS, Transpac and other creditors and Receivers and Managers for the liquidated estates. The Company is currently in default on its guarantees and loan obligations to DBS as a result of the Company's decision to cease its multilayer operations and to liquidate MPM's assets. The liquidation of MPM and MPS has also resulted in the Company's default under a number of other agreements, and certain creditors have informed the Company they intend to accelerate outstanding payments due to them under various credit agreements because of such defaults. There can be no assurance that other creditors of the Company will not also choose to accelerate the Company's debt obligations and the Company will not be able to repay such accelerated obligations as they become due and immediately payable. If either a sufficient number of creditors or any of the substantial creditors choose to accelerate payments or to place MPI under judicial reorganization, the Company may be forced to seek protection under Chapter 11 of Title 11 of the United States Code. If the Company were to seek additional financing, it is not likely that additional financing will be available to the Company on acceptable terms, or at all. If additional funds are raised by issuing equity or convertible securities, further dilution to the existing shareholders will result. Since adequate funds are not currently available, the Company has been required to delay, scale back and eliminate programs, which could continue to have a material adverse effect on the Company's business, prospects, financial condition and results of operations. In addition, the Company has been forced to delay, downsize or eliminate other design and development, manufacturing, construction or transitioning programs or alliances and obtain funds through arrangements with third parties pursuant to which the Company has been forced to relinquish rights to certain of its technologies or to other assets that the Company would not otherwise relinquish. The delay, scaling back or elimination of any such programs or the relinquishment of any such rights could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Possible Future Adverse Operating Results. The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future depending upon a variety of factors, including corporate and debt restructurings, creditor relationships, conversions of significant amounts of debt into a significant amount of equity, downward pressure in gross margins, continued losses due to low shipping volume, delayed market acceptance, if any, of new and enhanced versions of the Company's products, delays, cancellations or reschedulings of orders, delays in product development, defects in products, political and economic instability, natural disasters, outbreaks of hostilities, variations in manufacturing yields, changes in manufacturing capacity and variations in the utilization of such capacity, changes in the length of the design-to-production cycle, relationships with and conditions of customers, subcontractors, and suppliers, receipt of raw materials, including consigned materials, customer concentration, price competition, cyclicality in the semiconductor industry and conditions in the personal computer industries. In addition, operating results will fluctuate significantly based upon several other factors, including the Company's ability to attract new customers, changes in pricing by the Company and its competitors, subcontractors, customers or suppliers. The absence of significant backlog for an extended period of time will also limit the Company's ability to plan production and inventory levels, which could lead to substantial fluctuations in operating results. Accordingly, the failure to receive anticipated orders or delays in shipments due, for example, to unanticipated shipment reschedulings or defects, chip defects, customer difficulties, or to cancellations by customers, or to unexpected manufacturing problems may cause net sales in a particular quarter to fall significantly below the Company's expectations, which would materially adversely affect the Company's operating results for such quarter. The impact of these and other factors on the Company's net sales and operating results in any future period cannot be forecasted with certainty. In addition, the significant fixed overhead costs at the Company's facilities, the need for continued expenditures for design and development, capital equipment and other commitments of the Company, among other factors, will make it difficult for the Company to reduce its expenses in a particular period if the Company's sales goals for such period are not met. A large portion of the Company's operating expenses are fixed and are difficult to reduce or modify should revenues not meet the Company's expectations, thus magnifying the material adverse impact of any such revenue shortfall. Accordingly, there can be no assurance that the Company will not continue to sustain losses in the future or that such losses will not have a material adverse effect on the Company's business, properties, financial condition and results of operations.

Repayment of Debt Obligations by MPM. As of December 31, 1996, MPM had outstanding borrowings of approximately $3,298,000 under its borrowing arrangement with DBS. MPM informed DBS in March 1997 that it would be unable to repay its outstanding debts. DBS subsequently accelerated the entire amount of the borrowings currently due and appointed a Receiver and Manager for MPM to liquidate MPM's assets, which were pledged to DBS as security. The subsequent liquidation of most of MPM's assets has reduced the outstanding balance to approximately $2,663,000 as of June 30, 1997. The Company currently anticipates that the proceeds from the liquidation of MPM's assets will not be sufficient to repay the debt obligations due to DBS. The Company also believes the disposal of assets will be insufficient to fully repay the lease obligations of MPM and its indebtedness to Transpac. Since these

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


borrowings have been fully guaranteed by MPI, the Company is currently attempting to negotiate repayment terms with these creditors for the anticipated shortfall. The failure by the Company to obtain favorable repayment terms will materially adversely affect the Company's prospects and financial condition and ability to continue as a going concern.

As of December 31, 1996 and June 30, 1997, MPM had equipment lease obligations totaling $1.9 million, principally with one lessor. MPM failed to make lease payments due in February 1997, and the lessors have declared the leases to be in default. The lessors have commenced the liquidation of the leased equipment. However, the Company believes that the proceeds therefrom will be insufficient to fully repay the lease obligations. Since the lease obligations have been guaranteed by MPI, the Company is currently attempting to negotiate terms with the lessors for the anticipated remaining indebtedness. The failure by the Company to obtain favorable repayment terms would materially adversely affect the Company's financial condition and ability to continue as an ongoing concern. MPM is also currently in possession of certain inventory that MPM had ordered from IBM. IBM has not yet been paid for such inventory. The outstanding debt from the inventory is less than $150,000.

MPM is obligated, pursuant to its real property lease in Singapore with Jurong Town Corporation ("JTC"), to return the facilities which it has been leasing to their original state before returning the facilities to JTC. Returning the facilities to their original state would require the expenditure of approximately $800,000. There can be no assurance that JTC will not enforce this lease provision. If MPM were forced to return the facilities to their original state or pay the overdue lease payments, such actions could materially adversely affect any plans to restructure MPM's debt obligations. MPM is currently delinquent on lease payments due under the real property lease. DBS has guaranteed the payment of MPM's lease obligation to JTC through June 1997. MPI will be required to reimburse DBS for any lease payments made.

In addition, the Company is attempting to convert the Transpac debentures into equity of the Company. The conversion, if successful, would significantly dilute any earnings per share amounts and significantly dilute the ownership interests of MPI's current shareholders. If the Company is unsuccessful in converting the debentures into equity, the Company would not be able to repay the amounts outstanding under the debentures as required by its guarantee. This failure would materially adversely affect the Company's financial condition and ability to continue as a going concern, and could, as is the case with other debt defaults and failures to repay, require that the Company seek bankruptcy protection under Chapter 11 or Chapter 7 of Title 11 of the United States Code.

Adverse Impact of MPM Liquidation on MPS. Approximately $2.3 million of invoices from MPM's trade creditors were incurred under purchase orders issued by MPS. Under Singapore law, MPS may be liable for these invoices. The Company currently anticipates that the proceeds from the liquidation of MPM and MPS assets will be insufficient to fully repay these MPM invoices. DBS, as the primary secured creditor of MPS, has informed the Company that it has elected to appoint a Receiver and Manager over MPS. The Receiver and Manager appointed by DBS has commenced the liquidation of MPS's assets currently pledged as security to DBS. As a result, MPS is unable to continue its operations. Additionally, if the liquidation of MPS assets generates

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


proceeds less than the outstanding obligations due, MPI may be forced to repay certain outstanding debts because of its role as guarantor of such debts. If MPI were unable to repay these debts, the Company may be forced to seek bankruptcy protection under Chapter 11 or Chapter 7 of Title 11 of the United States Code.

Repayment of Bank Obligations by MPS. At June 30, 1997, MPS had outstanding borrowings of approximately $1.6 million with DBS and had borrowed an aggregate of approximately $10.4 million from a consortium of customers (the "Consortium") to fund its purchase of certain CERDIP manufacturing and alumina powder equipment from Samsung Corning. MPM's defaults on its obligations under its DBS facility agreement has resulted in a demand by DBS that MPS pay MPM's outstanding debts . DBS's action may have resulted in defaults under MPS's loan agreements pursuant to which it borrowed funds from the Consortium, among other lenders. Such accelerations will materially adversely affect the Company's ability to continue as an ongoing concern and may force the Company to seek bankruptcy protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code. As a part of the Consortium, Motorola guaranteed MPS' repayment of $2.0 million in borrowings from a certain bank lender. Under the terms of the agreement relating to Motorola's guarantee, MPI granted Motorola a security interest in all of the issued and outstanding capital stock of MPS, CTM and MPA. Since MPS has defaulted under its obligations to this bank lender and so long as such event of default continues, Motorola may have the right to vote and give consents with respect to all of the issued and outstanding capital of MPS, CTM and MPA (the "Subsidiary Voting Rights"). As a result, during the continuation of any such event of default, MPI may be unable to control at the shareholder level the direction of the subsidiaries that generate substantially all of the Company's revenues and hold substantially all of the Company's assets. Any such loss of control would have a material adverse effect on the Company's business, prospects, financial condition, results of operations and status as an ongoing concern and could force the Company to seek protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code. The agreements covering the Transpac financing, including the convertible debenture and MPI's guarantee of such MPM indebtedness, contain numerous restrictions and events of default that have been triggered by the aforementioned actions and would, if they became effective and operative, materially adversely affect the Company's business, prospects, results of operations, condition and status as an ongoing concern and could force the Company to seek protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code.

High Leverage. The Company is highly leveraged and has substantial debt service requirements. The Company has $34.6 million in debt obligations as of June 30, 1997. On June 30, 1997, the Company had a total shareholders' deficit of approximately $38.3 million. The Company's ability to meet its debt service requirements will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operation of the Company, many of which are beyond its control and depend on the willingness of the Company's creditors to participate in restructuring the Company's debt. There can be no assurance that the Company will be able to meet the capital requirements described above or, if the Company is able to meet such requirements, that the terms available will be favorable to the Company.

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------



Highly Competitive Industry; Significant Price Competition. The electronic interconnection technology industry is intensely competitive. The Company experiences intense competition worldwide from a number of manufacturers, including Maxtek Components Corporation, Raytheon Electronic Systems, Hewlett-Packard Company, Advanced Packaging Technology of America, and MicroModule Systems, all of which have substantially greater financial resources and production, marketing and other capabilities than the Company with which to develop, manufacture, market and sell their products. The Company faces competition from certain of its customers that have the internal capability to produce products competitive with the Company's products and may face competition from new market entrants in the future. In addition, corporations with which the Company has agreements are conducting independent research and development efforts in areas which are or may be competitive with the Company. The Company expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's existing products which could materially adversely affect the Company's business, financial condition and results of operations. The Company is also experiencing significant price competition, which may materially adversely affect the Company's business, financial condition and results of operations. The Company believes that to remain competitive in the future it will need to continue to develop new products and to invest significant financial resources in new product development. There can be no assurance that such new products will be developed or that sales of such new products will be achieved. There can be no assurance that the Company will be able to compete successfully in the future.

Foreign Currency Fluctuations. Although the Company's sales are denominated in United States dollars, a substantial portion of the Company's Singapore operating expenditures were made in other currencies, namely Japanese yen and Singapore dollars. As a result, the Company's operating results have been and may continue to be materially adversely affected by changes in the United States dollar relative to these currencies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Any appreciation of such currencies relative to the United States dollar would result in exchange losses for the Company and could have the effect of increasing the outstanding balance of certain obligations which are denominated in Singapore dollars (which are guaranteed by MPI). Accordingly, such effects have had and will continue to have a material adverse effect upon the business, financial condition and results of operations of the Company.

Significant Customer Concentration. Historically, the Company has sold its products to a very limited number of customers. Recently, certain of the Company's key customers have decreased or terminated (in the case of SGS-Thomson) their product purchase orders with the Company. Any further reduction in orders by any of these customers, including reductions due to market, economic or competitive conditions in the semiconductor, personal computer or electronic industries or in other industries that manufacture products utilizing semiconductors or MCMs, could materially adversely affect the Company's business, financial condition and results of operations. Sales to one customer, Schlumberger, accounted for 29% of the Company's net sales in 1996 and is expected to continue to account for a majority of the

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Company's MCM sales. In light of the termination of all of the Company's business operations in Singapore, the Company's continued increasing reliance on its MCM business for substantially all of its overall net sales, the failure to meet Schlumberger's requirements will materially adversely affect the Company's ability to continue as an ongoing concern. The supply agreements with certain of the Company's customers do not obligate them to purchase products from the Company. The Company's ability to increase its sales in the future will also depend in part upon its ability to obtain orders from new customers. There can be no assurance that the Company's sales will increase in the future or that the Company will be able to retain existing customers or to attract new ones. There can also be no assurance that the Company's CTM subsidiary will be able to diversify or enhance its customer base. Failure to develop new customer relationships could materially adversely affect the Company's business, financial condition and results of operations.

The financial performance of the Company is dependent in large part upon the current and anticipated market demand for semiconductors and products such as personal computers that incorporate semiconductors. The semiconductor industry is highly cyclical and historically has experienced recurring periods of oversupply. The Company believes that the markets for new generations of semiconductors will also be subject to similar fluctuations. The semiconductor industry has lately demonstrated a slowdown in demand. There can be no assurance that such growth will return and that the slowdown will not continue. A continued reduced rate of growth in the demand for semiconductor component parts due, for example, to competitive factors, technological change or otherwise, may materially adversely affect the markets for the Company's products. From time to time, the personal computer industry, like the semiconductor industry, has experienced significant downturns, often in connection with, or in anticipation of, declines in general economic conditions. Accordingly, any factor adversely affecting the semiconductor or the personal computer industry or particular segments within the semiconductor or personal computer industry may materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company's net sales and results of operations will not be materially adversely affected if downturns or slowdowns in the semiconductor, personal computer industry or other industries utilizing the Company's products continue or again occur in the future.

Technological Change; Importance of Timely Product Introduction; Uncertainty of Market Acceptance and Emerging Markets. The markets for the Company's products are subject to technological change and new product introductions and enhancements. Customers in the Company's markets require products embodying increasingly advanced electronics interconnection technology. Accordingly, the Company must anticipate changes in technology and define, develop and manufacture or acquire new products that meet its customers' needs on a timely basis. There can be no assurance that the Company will be able to identify, develop, manufacture, market, support or acquire new products successfully, that any such new products will gain market acceptance, or that the Company will be able to respond effectively to technological changes. If the Company is unable for technological or other reasons to develop products in a timely manner in response to changes in technology, the Company's business, financial condition and results of operations will be materially adversely affected. There can be no assurance that the Company will not encounter technical or other difficulties

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


that could in the future delay the introduction of new products or product enhancements. In addition, new product introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's products, which could materially adversely affect the Company's business, financial condition and results of operations. Even if the Company develops and introduces new products, such products must gain market acceptance and significant sales in order for the Company to achieve its growth objectives. Furthermore, it is essential that the Company develop business relationships with and supply products to customers whose end-user products achieve and sustain market penetration. There can be no assurance that the Company's products will achieve widespread market acceptance or that the Company will successfully develop such customer relationships. The Company relies heavily on one suppler for certain chips ("die") used in the assembly of its MCM's. The manufacturer of these die has not been able to maintain a consistent supply of die meeting the customer's quality specifications, nor has this manufacturer been able to predict with any accuracy its ability to deliver die. Since these die are engineered by and custom-produced for the Company's customer, the Company is not in a position to seek other sources of supply. The Company has been working diligently with its customer and the customer's suppler to seek a resolution to this issue. Failure by the Company to develop products that gain widespread market acceptance and significant sales, to develop relationships with customers whose end-user products achieve and sustain market penetration, or to favorably resolve the die availability problem, will materially adversely affect the Company's business, financial condition and results of operations. The Company's financial performance will depend in significant part on the continued development of new and emerging markets such as the market for MCMs. The Company is unable to predict with any certainty any growth rate and potential size of emerging markets. Accordingly, there can be no assurance that emerging markets targeted by the Company, such as the market for MCMs, will develop or that the Company's products will achieve market acceptance in such markets. The failure of emerging markets targeted by the Company to develop or the failure by the Company's products to achieve acceptance in such markets could materially adversely affect the Company's business, financial condition and results of operations.

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

Expansion of Operations. In order to be competitive, the Company must implement a variety of systems, procedures and controls. The Company expects its operating expenses to continue to increase. If orders received by the Company do not result in sales or if the Company is unable to sustain net sales at anticipated levels, the Company's operating results will be materially adversely affected until operating expenses can be reduced. The Company's expansion will also continue to cause a significant strain on the Company's management, financial and other resources. If the Company is to grow, it must expand its accounting and other internal management systems, and there can be no assurance that the Company will be successful in effecting such expansion. Any failure to expand these areas in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's results of operations. Moreover, there can be no assurance that net sales will increase or remain at or above recent levels or that the Company's systems, procedures and controls will be adequate to support the Company's operations. The Company's financial performance will depend in part on its ability to continue to improve its systems, procedures and controls.

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

Volatility of Stock Price. The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's financial results, general conditions or developments in the semiconductor and personal computer industry and the general economy, relationships with creditors, sales of the Company's Common Stock into the marketplace, the ability of the Company to sell its stock on an exchange or over-the-counter, an outbreak of hostilities, natural disasters, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in the Company's relationships with its customers and suppliers, or a shortfall or changes in revenue, gross margins or earnings or other financial results from analysts' expectations could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In recent years the stock market in general, and the market for shares of small capitalization stocks in particular, including the Company, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


companies. There can be no assurance that the market price of the Company's Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

Net Operating Loss. The Company's decision to discontinue its multilayer ceramic operations was the factor contributing to its 1996 net loss of $41.8 million. The Company has incurred further losses in the liquidation of its pressed ceramic operations and on June 30, 1997, the Company had a working capital deficiency of $36.5 million, which included debt obligations which are in default and due on demand of $16.8 million, the current portion of long-term debt of $3.0 million, plus the net current liabilities of discontinued operations of $13.3million (this latter figure includes $4.2 million line of credit borrowings which are due on demand).

Risk of Limitation of Use of Net Operating Loss Carryforwards. As of December 31, 1996, the Company had net operating loss carryforwards of approximately $11,840,000 for federal income tax purposes, which may be utilized through 2000 to 2011, and approximately $836,000 for state income tax purposes, which may be utilized through 2000 to 2011 (subject to certain limitations). As of December 31, 1996, the Company's deferred tax assets, consisting primarily of the net operating loss carryforwards, have been fully reserved since the assets are not more likely than not realizable. The conversion of the $2.8 million of convertible debentures issued in October, 1997 and certain other equity transactions resulted in an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company's use of its net operating loss carryforwards to offset taxable income in any post-change period is subject to certain specified annual limitations. There can be no assurance as to the specific amount of the net operating loss carryforwards, if any, available in any post-change year since the calculation is based upon fact dependent formula.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Due to the closure of the Company's Singapore operations, various creditors have instituted legal actions against the Company and its subsidiaries in order to recover amounts due. In addition, numerous other creditors and parties to contracts have threatened or initiated litigation to recoup their loans and/or investments. These claims will not be fully satisfied through the liquidation of assets in Singapore. If these claims are not favorably resolved, they will have a material adverse effect on the Company's financial condition, results of operations and ability to continue as a going concern because the Company has guaranteed substantially all of these debts.

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         As of June 30, 1997, the Company and its subsidiaries were in default on most of their debt obligations, which total $22.3 million due to non-payment of principal or interest payments due. The amount above includes MPM's $9.0 million in debentures owing to Transpac, which are in default under the terms of the debentures due to non-payment of interest which was due on December 31, 1996. The debentures and other debt in default have been guaranteed by MPI.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         On June 12, 1997, William R. Thompson resigned as a Director of the Company.

         On June 12, 1997, Gary S. Stein was appointed as a Director of the Company.

Item 6.  Exhibits and Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter ended June 30, 1997:

         Report on Form 8-K dated July 10, 1997 was filed with the Securities and Exchange Commission on July 18, 1997, to report that The Development Bank of Singapore appointed a Receiver and Manager to liquidate the assets of Microelectronic Packaging (S) Pte. Ltd., which is a wholly owned subsidiary of the registrant, on July 10, 1997.

                                                     PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K (continued)

         The Exhibits filed as part of this report are listed below.

            Exhibit No.  Description
            -----------  -----------

            10.98 Loan and Security Agreement dated May 13, 1997 between the Company and Texas Instruments Singapore (Pte)
                         Limited.(1)

            10.99 Promissory Note dated May 13, 1997, between the Company and Citicorp USA, Inc.

            10.100 Amendment (to Promissory Note) dated July 11, 1997, between the Company and Citicorp USA, Inc.

            11.1         Computation of Net Income (Loss) per Common Share

            27.1         Financial Data Schedule

(1) Confidential treatment has been requested for portions of this document.

    Redacted provisions are indicated by the use of "[**]" in place of the redacted text or information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MICROELECTRONIC PACKAGING, INC.
                                 -------------------------------
                                           (Registrant)

Date: August 13, 1997            By: /s/ ALFRED JAY MORAN, JR.
      ---------------                ---------------------------
                                         Alfred Jay Moran, Jr.
                                         President & Chief Executive Officer

Date: August 13, 1997            By: /s/ DENIS J. TRAFECANTY
      ---------------                ----------------------------------------
                                         Denis J. Trafecanty
                                         Chief Financial Officer

                                 EXHIBIT INDEX


Number      Description
------      -----------
 10.98      Loan and Security Agreement Dated May 13, 1997, between the Company and Texas Instruments (Pte) Limited.(1)

 10.99      Promissory Note dated May 13, 1997, between the Company and Citicorp
            USA, Inc.

 10.100     Amendment (to Promissory Note) dated July 11, 1997, between the
            Company and Citicorp USA, Inc.

 11.1       Computation of Net Income (Loss) per Common Share

 27.1       Financial Data Schedule

(1) Confidential treatment has been requested for portions of this document.

    Redacted provisions are indicated by the use of "[**]" in place of the redacted text or information.