Form 10-Q
period 1997-09-30
MICROELECTRONIC PACKAGING INC /CA/
filed 1997-11-12
CIK 916232

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

          FOR THE QUARTERLY PERIOD ENDED     SEPTEMBER 30, 1997
                                         --------------------------

                                       OR


     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934


COMMISSION FILE NUMBER                 0-23562
                             ---------------------------


                        MICROELECTRONIC PACKAGING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                       94-3142624
-------------------------------                  -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


  9350 TRADE PLACE, SAN DIEGO, CALIFORNIA                     92126
-------------------------------------------      -------------------------------
  (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code        (619) 530-1660
                                                   -----------------------------


   Indicate by check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   [X]   No   [_]


     As of November 7, 1997, there were 10,793,279 shares outstanding of the
           ----------------             ----------
Registrant's Common Stock, no par value per share.

================================================================================

  Index                                                                 Page No.
---------                                                               --------
PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements:

                 Condensed Consolidated Balance Sheets.................     3

                 Condensed Consolidated Statements of Operations.......     4

                 Condensed Consolidated Statements of Cash Flows.......     5

                 Condensed Consolidated Statement of
                   Changes in Shareholders' Deficit....................     6

                 Notes to Condensed Consolidated Financial Statements..     7

Item 2.          Management's Discussion and Analysis of
                    Financial Condition and Results of Operations......    14


PART II          OTHER INFORMATION

Item 1.          Legal Proceedings.....................................    33

Item 2.          Changes in Securities.................................    33

Item 3.          Defaults Upon Senior Securities.......................    33

Item 4.          Submission of Matters to a Vote of Security Holders...    33

Item 5.          Other Information.....................................    34

Item 6.          Exhibits and Reports on Form 8-K......................    35


SIGNATURES.............................................................    36


EXHIBIT INDEX..........................................................    37

                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                        MICROELECTRONIC PACKAGING, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                September 30,         December 31,
                                                                    1997                  1996
                                                             ------------------    ------------------
                                                                (unaudited)
ASSETS
Current assets:
   Cash                                                         $  1,623,000             $  2,954,000
   Accounts receivable, net                                        2,708,000                5,849,000
   Inventories                                                     3,824,000               10,072,000
   Other current assets                                              131,000                1,836,000
                                                                ------------             ------------
       Total current assets                                        8,286,000               20,711,000
Property, plant and equipment, net                                   757,000                3,479,000
Other non-current assets                                             330,000                  704,000
                                                                ------------             ------------
                                                                $  9,373,000             $ 24,894,000
                                                                ============             ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Debt in default, due on demand                               $ 14,833,000             $ 19,052,000
   Line of credit borrowings, due on demand                            -                    5,201,000
   Current portion of long-term debt                               3,226,000                2,527,000
   Accounts payable                                                8,341,000               12,522,000
   Accrued liabilities                                             3,008,000                3,656,000
   Deferred revenue                                                  295,000                  503,000
   Current liabilities of discontinued operations, net            13,610,000                7,265,000
                                                                ------------             ------------
       Total current liabilities                                  43,313,000               50,726,000
Long-term debt, less current portion                               4,265,000                4,782,000
Commitments and contingencies
Shareholders' deficit:
   Common stock, no par value                                     39,839,000               38,138,000
   Accumulated deficit                                           (78,044,000)             (68,752,000)
                                                                ------------             ------------
       Total shareholders' deficit                               (38,205,000)             (30,614,000)
                                                                ------------             ------------
                                                                $  9,373,000             $ 24,894,000
                                                                ============             ============

                        MICROELECTRONIC PACKAGING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                    Three months ended September 30,     Nine months ended September 30,
                                          1997            1996                1997            1996
                                    ---------------  ---------------    ---------------  ---------------
Net sales:
  Product sales                       $ 5,655,000       $3,030,000        $22,117,000      $13,808,000
  Other sales                               -              711,000             90,000        1,527,000
                                      -----------       ----------        -----------      -----------
                                        5,655,000        3,741,000         22,207,000       15,335,000
Cost of goods sold:
  Product sales                         4,019,000        2,570,000         19,059,000       11,319,000
  Other sales                               -              597,000             43,000        1,326,000
                                      -----------       ----------        -----------      -----------
                                        4,019,000        3,167,000         19,102,000       12,645,000
                                      -----------       ----------        -----------      -----------
Gross profit                            1,636,000          574,000          3,105,000        2,690,000
Selling, general and administrative     1,008,000          841,000          3,587,000        2,706,000
Engineering and product development        79,000          148,000            275,000          423,000
                                      -----------       ----------        -----------      -----------
  Income (loss) from operations           549,000         (415,000)          (757,000)        (439,000)
Other income (expense):
  Interest (expense), net                (436,000)        (439,000)          (869,000)      (1,105,000)
  Other income, net                        27,000          325,000            301,000          409,000
                                      -----------       ----------        -----------      -----------
Income (loss) from continuing
  operations before provision for
  income taxes                            140,000         (529,000)        (1,325,000)      (1,135,000)
Provision for income taxes                  -                -                  -               47,000
                                      -----------       ----------        -----------      -----------
Income (loss) from
  continuing operations                   140,000         (529,000)        (1,325,000)      (1,182,000)
Discontinued operations:
  Income (loss) from operations             -             (193,000)        (4,116,000)       1,635,000
  Estimated loss on disposal of
    pressed ceramics operations             -                -             (3,851,000)           -
                                      -----------       ----------        -----------      -----------
Net income (loss)                     $   140,000       $ (722,000)       $(9,292,000)     $   453,000
                                      ===========       ==========        ===========      ===========
Weighted average shares used
in per share calculations              10,986,000        5,622,000         10,215,000        5,493,000
Net income (loss) per common share:
  Income (loss) from continuing
    operations                        $      0.01       $    (0.10)       $     (0.13)     $     (0.22)
  Income (loss) from discontinued
    operations                              -                (0.03)             (0.78)            0.30
                                      -----------       ----------        -----------      -----------
Net income (loss) per common share    $      0.01       $    (0.13)       $     (0.91)     $      0.08
                                      ===========       ==========        ===========      ===========

                        MICROELECTRONIC PACKAGING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                                               Nine months ended September 30,
                                                          ---------------------------------------
                                                                 1997                 1996
                                                          ------------------    -----------------
Net cash provided (used) by operating activities of:
  Continuing operations                                       $   512,000          $(4,203,000)
  Discontinued operations                                       2,719,000                -
                                                              -----------          -----------
Net cash provided (used) by operating activities                3,231,000           (4,203,000)
                                                              -----------          -----------
Cash flows from investing activities:
  Acquisition of property, plant and equipment                   (396,000)          (9,290,000)
  Proceeds from sale of fixed assets
    Continuing operations                                          25,000                -
    Discontinued operations                                       236,000                -
  Realized gain from forward foreign currency contracts             -                  318,000
                                                              -----------          -----------
      Net cash provided (used) by investing activities           (135,000)          (8,972,000)
                                                              -----------          -----------
Cash flows from financing activities:
  Increase (decrease) in short-term notes payable
     Continuing operations                                          -                 (172,000)
     Discontinued operations                                   (3,612,000)               -
  Borrowings under long-term debt and promissory notes
     Continuing operations                                        205,000           12,058,000
  Principal payments on long-term debt and promissory notes
     Continuing operations                                       (512,000)          (1,069,000)
     Discontinued operations                                     (508,000)               -
  Issuance of common stock                                          -                1,994,000
                                                              -----------          -----------
       Net cash provided (used) by financing activities        (4,427,000)          12,811,000
                                                              -----------          -----------
Net increase (decrease) in cash                                (1,331,000)            (364,000)
Cash at beginning of period                                     2,954,000            2,923,000
                                                              -----------          -----------
Cash at end of period                                         $ 1,623,000          $ 2,559,000
                                                              ===========          ===========

                        MICROELECTRONIC PACKAGING, INC.
                      CONDENSED CONSOLIDATED STATEMENT OF
                        CHANGES IN SHAREHOLDERS' DEFICIT
                                  (unaudited)


                                            Common Stock
                                ------------------------------------       Accumulated
                                      Shares             Amount              Deficit                 Total
                                -----------------  -----------------  ---------------------  ---------------------
Balance at January 1, 1997           6,991,493        $38,138,000          $(68,752,000)          $(30,614,000)
  Issuance of common stock           3,801,786          1,701,000                 -                  1,701,000
  Net loss                               -                  -                (9,292,000)            (9,292,000)
                                    ----------        -----------          ------------           ------------
Balance at September 30, 1997       10,793,279        $39,839,000          $(78,044,000)          $(38,205,000)
                                    ==========        ===========          ============           ============

                        Microelectronic Packaging, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


1. Quarterly Financial Statements

   The accompanying condensed consolidated financial statements and related notes as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim periods. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 1996 in the Company's Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for quarter ended June 30, 1997. Readers of this Quarterly Report on Form 10-Q are strongly encouraged to review the Company's Annual Report on Form 10-K. Copies are available from the Chief Financial Officer of the Company at 9350 Trade Place, San Diego, California 92126.


2. Inventories

   Inventories consist of the following:

                                         September 30, 1997    December 31, 1996
                                         ------------------    -----------------
                                            (Unaudited)
  Raw materials.......................       $2,594,000           $ 5,797,000
  Work-in-progress....................        1,786,000             2,977,000
  Finished goods......................          115,000             2,622,000
  Obsolescence reserve................         (671,000)           (1,324,000)
                                             ----------           -----------
                                             $3,824,000           $10,072,000
                                             ==========           ===========


3. Effects of Income Taxes

   The Company has not recorded provisions for any income taxes for the three and nine month periods ended September 30, 1997, since the Company's domestic and Singapore operations have generated operating losses for both financial reporting and income tax purposes. A 100% valuation allowance has been provided on the total deferred income tax assets as they are not more likely than not to be realized.

   The Company believes that it has incurred an ownership change pursuant to
   Section 382 of the Internal Revenue Code and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations.

                        Microelectronic Packaging, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


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

   The Company has entered into a lease for new manufacturing facilities and corporate offices. This lease commenced September 1, 1997, and extends to October 31, 2002. Minimum monthly rental payments of $16,000 begin on November 1, 1997, with scheduled annual increases of 6% to 7% per year beginning November 1, 1998.


6. Customer Supplied Inventory

   The Company's CTM Electronics, Inc. subsidiary has purchased certain chips ("die") used in the assembly of multichip modules ("MCM's") sold to one of the Company's significant customers from that same customer. Effective July 25, 1997, this customer notified the Company that it will no longer sell die to the Company and instead is providing the die on consignment. The pro forma presentation below gives effect to this change in operations on selected line items from the Company's Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 1997, as if this change had been put into effect on January 1, 1997.

======================================================================================================
                                       Historical                                    Pro Forma
                                   Three Months Ended         Pro Forma          Three Months Ended
                                   September 30, 1997        Adjustments         September 30, 1997
------------------------------------------------------------------------------------------------------
Net sales                              $ 5,655,000         $   (965,000) (1)        $ 4,690,000

Cost of goods sold                       4,019,000             (995,000) (2)          3,024,000

Gross profit                             1,636,000               30,000               1,666,000

Net income                             $   140,000               30,000             $   170,000
======================================================================================================
Net income per
  common share                         $      0.01         $        --              $      0.01
======================================================================================================

                Notes to Condensed Consolidated Financial Statements (unaudited)
________________________________________________________________________________

                                       Historical                                    Pro Forma
                                   Nine months Ended          Pro Forma          Nine months Ended
                                   September 30, 1997        Adjustments         September 30, 1997
------------------------------------------------------------------------------------------------------
Net sales                              $22,207,000         $(10,626,000) (1)        $11,581,000

Cost of goods sold                      19,102,000          (10,942,000) (2)          8,160,000

Gross profit                             3,105,000              316,000               3,421,000

Net income (loss)                      $(9,292,000)             316,000             $(8,976,000)
======================================================================================================
Net income (loss) per
  common share                         $     (0.91)        $       0.03             $     (0.88)
======================================================================================================

   (1) The cost of the die to be provided on consignment will be removed from the selling price of the MCM's. The amount of the 2% prompt payment discount offered to the customer, which is included in revenues, will be reduced by the lower selling prices for these MCM's.

   (2) The cost of the die to be provided on consignment will be removed from the cost of goods sold, corresponding to the reduction in selling prices of the MCM's.


7. Liquidation of Subsidiary

   On July 10, 1997, The Development Bank of Singapore Limited, one of the Company's and its subsidiaries largest creditors ("DBS"), appointed a Receiver and Manager to liquidate the assets of Microelectronic Packaging (S) Pte. Ltd. ("MPS"), which had been a wholly owned subsidiary of the Company that manufactured primarily pressed ceramics products. DBS exercised its option to appoint a Receiver and Manager under the terms of a Deed of Debenture dated November 27, 1984 (as amended) between DBS and MPS. On September 26, 1997, a trade creditor of MPS filed a petition to liquidate MPS, which placed MPS into liquidation with the Court in Singapore. As of November 7, 1997, the Company has not received any communication from the Singapore Court which would indicate how long the liquidation process may take. The Company has guaranteed all of MPS's obligations to DBS.
   There were approximately $5.3 million of such loans outstanding as of September 30, 1997, which are included in the caption "Current liabilities of discontinued operations, net" in the Condensed Consolidated Balance Sheet. There can be no assurance that such debt will be fully paid through the liquidation of the assets of MPS. If insufficient, DBS could demand repayment of the shortfall from the Company through the guarantee. The Company does not have adequate resources to repay such debt if the guarantee is called.

   The Company recorded the effect of the receivership as of June 30, 1997, and the results of operations of MPS have been classified as "Loss from discontinued operations" on the Condensed Consolidated Statement of Operations for the three and nine month periods ended September 30, 1997 and 1996. As a result of the appointment of a Receiver and Manager, MPS is no longer able to manufacture its pressed ceramic products and has ceased to generate revenue as of July 10, 1997.

                Notes to Condensed Consolidated Financial Statements (unaudited)
________________________________________________________________________________

   The Company has also evaluated the net realizable value of the assets of its MPS subsidiary. The effect of this is to reduce the carrying value of certain assets as of June 30, 1997. A charge to "Estimated loss on disposal of pressed ceramics operations" is included on the Condensed Consolidated Statement of Operations for the three and nine month periods ended September 30, 1997.

   On March 18, 1997, a Receiver was appointed to handle the liquidation of the multilayer ceramics operations of MPM (S) Pte. Ltd. As of September 30, 1997, most of the assets of MPM have been sold. Final resolution of the remaining liabilities will come only after the liquidation of MPS, since MPS has guaranteed the DBS bank loan and the equipment leases belonging to MPM. The portion of these liabilities remaining after any reduction available from the sale of MPS and MPM assets will then be transferred to MPI, as MPI also guaranteed these loans and leases. As of October 8, 1997, the Company (as guarantor) reached an agreement with MPM's lessor for the repayment of the balance remaining after the sale of the leased equipment, over a five-year term (interest only during the first year, with principal due quarterly thereafter). The loan balance will be reduced by excess funds available from the liquidation of MPS, in the event any funds are available. The holders of the debentures issued to Transpac and related parties still retain $9.0 million of debt securities issued by MPM which are guaranteed by the Company. The Company and MPM are in default thereunder.


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

   The Company has recorded the effect of the closure of this business as of June 30, 1997, and the results of operations of MPC have been classified as "Loss from discontinued operations" on the Condensed Consolidated Statement of Operations for the three and nine month periods ended September 30, 1997 and 1996.

                Notes to Condensed Consolidated Financial Statements (unaudited)
________________________________________________________________________________

9. Discontinued Operations

   Based on the information included in Notes 7 and 8, the results of operations of the MPS, MPC and MPM segments have been reported separately as discontinued operations as of September 30, 1997, and for the three and nine month periods then ended. Consolidated Statements of Operations for the three and nine month periods ended September 30, 1996 have been restated to present MPS, MPC and MPM segments as discontinued operations. Certain items in the Condensed Consolidated Balance Sheet as of December 31, 1996 have been restated to conform to the current period's presentation.

   Discontinued operations include management's best estimates of the amounts expected to be realized on the sale of its assets associated with these discontinued operations and the expenses to be incurred through the disposal date. The amounts the Company will ultimately realize and incur could differ materially in the near term from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

   The components of "Current liabilities of discontinued operations, net" included in the Condensed Consolidated Balance Sheets are as follows (only MPM was included in net liabilities of discontinued operations as of December 31, 1996 - MPS and MPC are included, along with MPM, as of September 30,
   1997):

                                                 September 30,    December 31,
                                                     1997            1996
                                                 -------------    ------------
                                                  (Unaudited)
Cash........................................     $    189,000     $   391,000
Other current assets........................        1,903,000         225,000
Property, net...............................        1,713,000       1,500,000
Other non-current assets....................          308,000            --
Debt in default and line of
  credit borrowings, due on demand..........       (5,505,000)     (3,298,000)
Accounts payable and accrued liabilities....      (12,218,000)     (6,083,000)
                                                 ------------     -----------
Current liabilities of
  discontinued operations, net..............     $(13,610,000)    $(7,265,000)
                                                 ============     ===========

   The Condensed Consolidated Statements of Operations relating to the discontinued operations for the three and nine month periods ended September 30, 1997 and 1996 are presented below:

                                   Three months ended September 30,     Nine months ended September 30,
                                         1997             1996              1997              1996
                                  ----------------  ----------------  ----------------  ----------------
                                     (unaudited)                        (unaudited)
Net sales.......................        $       -      $8,217,000        $ 9,972,000       $30,197,000

Costs and expenses..............                -       8,410,000         14,088,000        28,562,000
                                        ----------     ----------        -----------       -----------
Income (loss) from
discontinued operations.........        $       -      $ (193,000)       $(4,116,000)      $ 1,635,000
                                        =========      ==========        ===========       ===========

                Notes to Condensed Consolidated Financial Statements (unaudited)
________________________________________________________________________________

10. Supplemental Information To Condensed Consolidated Statements of Cash Flows

    Holders of $1,900,000 of convertible debentures issued in October 1996, elected to convert their debentures into 3,801,786 shares of Common Stock during January and February, 1997.


11. New Accounting Standards

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

                Notes to Condensed Consolidated Financial Statements (unaudited)
________________________________________________________________________________

12. Going Concern

    The accompanying financial statements have been prepared assuming the Company (including subsidiaries except MPS, MPC and MPM) will continue as a going concern. A number of factors, including the Company's history of significant losses, the debt service costs associated with the Company's high level of existing indebtedness (direct and guaranteed), the need to restructure debt which is currently in default, various claims and lawsuits, the economic dependency upon a limited number of customers and MPS and MPM being in receivership raise substantial doubts about the Company's ability to continue as a going concern. The Company currently has a total of $16.1 million of indebtedness in default and thereby due upon demand ($1.3 million of which is included in "Current liabilities of discontinued operations, net"), as well as $4.2 million line of credit borrowings that are also due upon demand (all of which are included in "Current liabilities of discontinued operations, net"). The Company does not possess sufficient cash resources to repay these obligations, and the Company would be unable to repay these loans in the event that any demand was made by the Company's creditors.

    As a result of the events described above, the new executive management team is restructuring the Company's remaining operations with the goal of producing profits and positive cash flow. Management has been successful in restructuring three of the Company's customer loans (TI, NS Electronics and Citibank), and the balance of the Orix leases from MPM; principal will be repaid over three to four years with the commencement of principal payments deferred until 1998. The Company believes that it may be able to restructure the majority of its remaining customer loans on similar terms, although there can be no assurances that the Company will be able to renegotiate these loans on favorable terms, or at all.


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


RESULTS OF OPERATIONS

Net Sales

For the three months ended September 30, 1997 ("the third quarter"), net sales were $5,655,000, representing an increase of $1,914,000 or 51.2% over net sales of $3,741,000 for the third quarter of 1996. The increase in net sales was primarily attributable to a $2,692,000 increase in revenues from the sale of MCM products at the Company's CTM Electronics, Inc. ("CTM") subsidiary, partially offset by a $66,000 reduction in revenues from the Company's Microelectronic Packaging America ("MPA") subsidiary and a reduction of $711,000 in revenues derived under the equipment and technology transfer agreement discussed below. The increase in sales of MCM's for the third quarter resulted from a 310.2% increase in the number of units sold over the corresponding period of 1996, partially offset by a 52.1% decrease in average selling prices. The primary reason for the decrease in average selling prices resulted from CTM's primary customer deciding, effective July 25, 1997, to provide certain chips ("die") on consignment, rather than selling them to the Company (see Note 6 to the Condensed Consolidated Financial Statements). This change ("consigned die") has resulted in a permanent reduction in selling prices for products sold to this customer. The balance of the reduction was caused by a change in product mix. The reduction in net sales from MPA came as a result of the Company's sale of the assets and closure of that business on September 30, 1996.

For the nine months ended September 30, 1997, net sales were $22,207,000, representing an increase of $6,872,000 or 44.8% over net sales of $15,335,000 for the corresponding period of 1996. The increase in net sales was primarily attributable to a $8,652,000 increase in revenues from the sale of MCM products by CTM, partially offset by a reductions of $342,000 in revenues from MPA and $1,527,000 in revenues derived under the equipment and technology transfer agreement discussed below. The increase in sales of MCM's for the nine months ended September 30, 1997 resulted principally from a 108.3% increase the number of units sold over the corresponding period of 1996, partially offset by a 19.4% decrease in average selling prices. Approximately one-half of the reduction in average selling prices is the result of the change to consigned die discussed above. The balance of the reduction was caused by a change in product mix. The reduction in net sales from MPA came as a result of the Company's sale of the assets and closure of that business on September 30, 1996.

                                Item 2 - Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
________________________________________________________________________________

Revenues reported in this Quarterly Report on Form 10-Q reflect the reclassification of revenues from the Company's Singapore subsidiaries for all periods presented (MPS, MPC and MPM) to "Income (loss) from discontinued operations" (see Note 9 to the Condensed Consolidated Financial Statements).

Net sales for the three and nine month periods ended September 30, 1996 includes $711,000 and $1,527,000 of revenues derived under an agreement with a government factory in Yixing, China. Such revenues have been included in "Other Sales" in the Condensed Consolidated Statement of Operations. The contract was completed in the second quarter of 1997 and the last $90,000 of revenues under this contract were recorded at that time.


Cost of Goods Sold

For the third quarter of 1997, cost of goods sold were $4,019,000, representing an increase of $852,000 or 26.9% over cost of goods sold of $3,167,000 for the third quarter of 1996. The increase in cost of goods sold resulted from a $1,741,000 increase in the cost of goods sold for MCM products by CTM, which was partially offset by a $291,000 reduction in the cost of goods sold by MPA and by a $597,000 decrease in "Other costs" incurred in connection with the equipment and technology transfer agreement discussed below. The increase in cost of goods sold of MCM's for the third quarter resulted from a 310.2% increase in the number of units sold over the corresponding period of 1996, partially offset by a 81.2% decrease in the average per unit cost of the major components used in MCM's. The decrease in the average per unit cost in MCM's is almost entirely due to the change to consigned die, effective July 25, 1997, discussed under "Net Sales" (see Note 6 to the Condensed Consolidated Financial Statements). This represents a permanent change to the cost structure of CTM. The reduction in cost of goods sold from MPA came as a result of the Company's sale of the assets and closure of that business on September 30, 1996. The reduction in "Other costs" resulted from the completion of the equipment and technology transfer agreement (discussed below) during the second quarter of 1997.

For the nine months ended September 30, 1997, cost of goods sold were $19,102,000, representing an increase of $6,457,000 or 51.1% over cost of goods sold of $12,645,000 for the corresponding period of 1996. The increase in cost of goods sold resulted from a $8,799,000 increase in the cost of goods sold for MCM products by CTM, which was partially offset by a $1,059,000 reduction in the cost of goods sold by MPA and by a $1,283,000 decrease in "Other costs" incurred in connection with the equipment and technology transfer agreement discussed below. The increase in cost of goods sold of MCM's for the nine months ended September 30, 1997 resulted from a 108.3% increase in the number of units sold over the corresponding period of 1996, partially offset by a 19.6% decrease in the average per unit cost of the major components used in MCM's. Approximately one-half of the decrease in the average per unit cost in MCM's is due to the change to consigned die, effective July 25, 1997, discussed under "Net Sales" (see Note 6 to the Condensed Consolidated Financial Statements). The balance of the reduction was caused by a change in product mix. The reduction in cost of goods sold from MPA came as a result of the Company's sale of the assets and closure of that business on September 30, 1996. The reduction in "Other costs" resulted from the completion of the equipment and technology transfer agreement (discussed below) during the second quarter of 1997.

                                Item 2 - Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
________________________________________________________________________________

Cost of goods sold reported in this Quarterly Report on Form 10-Q reflect the reclassification of cost of goods sold from the Company's Singapore subsidiaries for all periods presented (MPS, MPC and MPM) to "Income (loss) from discontinued operations" (see Note 9 to Condensed Consolidated Financial Statements).

Cost of goods sold for the three and nine month periods ended September 30, 1996 includes $597,000 and $1,326,000 of expenses incurred in connection with the equipment and technology transfer agreement with a government factory in Yixing, China. Such expenses have been included in "Other sales" under "Cost of goods sold" in the Condensed Consolidated Statement of Operations. As discussed above, the contract was completed during the second quarter of 1997, and the final $43,000 of expenses under this contract were recorded at that time.


Gross Profit

Gross profit was $1,636,000 (28.9% of net sales) for the third quarter of 1997 as compared to $574,000 (15.3% of net sales) for the third quarter of 1996. The gross profit for the third quarter of 1996 would have been 23.1% without (1) the lower gross profit (16.0%) on the equipment and technology transfer agreement and (2) the loss ($225,000) incurred by MPA (both of which will not be recurring in the future). There were no net sales or cost of goods sold relating to these two items in the third quarter of 1997. Furthermore, eliminating the cost of die from both revenues and expenses, gross profit would have been 35.1% for the third quarter of 1997 and 40.9% for the corresponding period of 1996. This decrease in gross profit is attributable to a change in product mix to products with higher selling prices, but having lower margins.

For the nine months ended September 30, 1997, gross profit was $3,105,000 (14.0% of net sales) as compared to $2,690,000 (17.5% of net sales) for the corresponding period of 1996. The gross profit for the nine months ended September 30, 1996 would have been 23.8% without (1) the lower gross profit (13.2%) on the equipment and technology transfer agreement and (2) the loss ($717,000) incurred by MPA (both of which will not be recurring in the future). Net sales and cost of goods sold relating to these two items were negligible in the nine months ended September 30, 1997. Furthermore, eliminating the cost of die from both revenues and expenses, gross profit would have been 27.4% for the nine months ended September 30, 1997 and 46.3% for the corresponding period of 1996. This decrease in gross profit is attributable to a change in product mix to products with higher selling prices, but having lower margins.

With the combination of increasing demand for newer, lower-margin products, and the increase in margins which results from the effect of eliminating die cost from net sales and cost of goods sold (resulting from the change to consigned die), it is difficult for the Company to predict gross profit levels for the remainder of 1997 and beyond.

                                Item 2 - Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
________________________________________________________________________________

Selling, General and Administrative

Selling, general and administrative expenses were $1,008,000 for the third quarter and $3,587,000 for the nine months ended September 30, 1997, representing increases of $167,000 or 19.9% and $881,000 or 32.6%, respectively, from the comparable periods of 1996. These increases are primarily caused by additional legal and consulting fees incurred in connection with the restructuring of the Company's U.S. operations and the winding up of its Singapore operations. The Company anticipates selling, general and administrative expenses, in absolute dollars, to increase year over year through the end of the fiscal year ending December 31, 1997.

Selling, general and administrative expenses reported in this Quarterly Report on Form 10-Q reflect the reclassification of these costs from the Company's Singapore subsidiaries for all periods presented (MPS, MPC and MPM) to "Income
(loss) from discontinued operations" (see Note 9 to Condensed Consolidated Financial Statements).


Engineering and Product Development

Engineering and product development expenses were $79,000 for the third quarter and $275,000 for the nine months ended September 30, 1997, representing decreases of $69,000 or 46.6% and $148,000 or 35.0% from the corresponding periods of 1996. The reduction in engineering and product development costs result primarily from the closure of MPA business on September 30, 1996. The Company anticipates that engineering and product development expenses, in absolute dollars, will increase over the remainder of the fiscal year ending December 31, 1997.

Engineering and product development expenses reported in this Quarterly Report on Form 10-Q reflect the reclassification of these expenses from the Company's Singapore subsidiaries for all periods presented (MPS, MPC and MPM) to "Income
(loss) from discontinued operations" (see Note 9 to Condensed Consolidated Financial Statements).


Interest Expense

Interest expense was $436,000 for the third quarter and $869,000 for the nine months ended September 30, 1997, representing decreases of $3,000 or 0.7% and $236,000 or 21.4% from the corresponding periods of 1996. The decrease for the nine months ended September 30, 1997 was caused by the accrual at December 31, 1996 of interest expense on the Transpac debentures through June 30, 1997, as part of the discontinued operations of MPM.


Other Income

Other income was $27,000 for the third quarter and $301,000 for the nine months ended September 30, 1997, as compared to $325,000 and $409,000 for the corresponding periods of 1996. These decreases came as a result of the gain on the sale of the MPA assets which was recorded in the third quarter of 1996.

Effects of Income Taxes

The Company has not recorded provisions for any income taxes for the three and nine month periods ended September 30, 1997, since the Company's domestic and Singapore operations have generated operating losses for both financial reporting and income tax purposes. A 100% valuation allowance has been provided on the total deferred income tax assets as they are not more likely than not to be realized.

The Company believes that it has incurred an ownership change pursuant to
Section 382 of the Internal Revenue Code and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations.

Liquidity and Capital Resources

The Company's independent certified public accountants have included an explanatory paragraph in their audit report with respect to the Company's December 31, 1994, 1995 and 1996 consolidated financial statements related to a substantial doubt with respect to the Company's ability to continue as a going concern. There can be no assurance that the Company will operate profitably in the future and that the Company will not continue to sustain significant losses. Absent outside debt or equity financing, and excluding significant expenditures required for the Company's major projects and assuming the Company is successful in restructuring its debt, the Company currently anticipates that cash on hand and anticipated cash flow from operations may be adequate to fund its operations in the ordinary course throughout the remainder of 1997. Any significant increase in planned capital expenditures or other costs or any decrease in, or elimination of, anticipated sources of revenue or the inability of the Company to restructure its debt, among many factors, could cause the Company to restrict its business and product development efforts. There can be no assurance that the Company will be successful in restructuring its debt on acceptable terms, or at all. If adequate revenues are not available, the Company will be unable to execute its business development efforts and has already been required to delay, scale back and eliminate programs and may be unable to continue as a going concern.

During the third quarter and first nine months of 1997, the Company financed its operations primarily through cash flows from its operating units. The Company's principal source of liquidity as of September 30, 1997 consisted of its U.S. cash balance of $1,623,000.

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

MPS had a S$9.5 million (US$6.2 million) borrowing arrangement with DBS, guaranteed by MPI, consisting of a working capital line of credit facility and an overdraft facility. Borrowings under this arrangement are due on demand and are secured by substantially all of the assets of MPS. Borrowings under the working capital line and the overdraft facility bear interest at the Singapore prime rate plus 1/2% and 3/4%, respectively. At June 30, 1997, MPS had outstanding borrowings under this arrangement of US$1.6 million. As of July 10, 1997, DBS appointed a Receiver and Manager to dispose of the assets of MPS which comprise part of DBS's security. The Company anticipates that the disposition of the MPS assets will partially repay the outstanding borrowings. Should the liquidation of the MPS assets be insufficient to repay the balance outstanding under this agreement, MPI will be required to pay the balance under a guarantee by MPI. The Company will attempt to negotiate favorable repayment terms. The failure by the Company to obtain favorable repayment terms will materially adversely affect the Company's prospects and financial condition and ability to continue as a going concern.

MPS has a $1.0 million loan outstanding with DBS, guaranteed by Samsung Corning Co. Ltd. ("Samsung"). MPS has not made a payment on this loan since March 1997. As of September 30, 1997, the balance owing to DBS is $583,000, and is classified as debt in default, due on demand. On October 15, 1997, DBS made a claim against Samsung's guarantee. As of November 7, 1997, Samsung has not paid the balance to DBS, nor have they made any demand upon MPI, which has also guaranteed the loan.

By the end of the first quarter of 1997, MPS had failed to make timely principal payments under its loan obligations to TI, SGS-Thomson and a note to Citibank N.A. guaranteed by Motorola. The principal outstanding under these loans on September 30, 1997 totaled $9.8 million, with interest rates ranging from 3.5% to 7.25%. Remedies available to the note holders include acceleration of the principal balance of the notes, attachment and/or foreclosure of assets of MPS, CTM, MPA and MPI pledged as security, and perfection of guarantees issued by MPI. No lender to date has either declared a default or has exercised any such remedies under these notes. MPS entered into an Amended Loan and Security Agreement with TI on April 2, 1997 pursuant to which TI agreed to (i) waive its right to pursue a default remedy under the original loan agreement, (ii) a lower interest rate of 3.5% per annum on the outstanding balance and (iii) a revised (and extended) payment schedule for the outstanding balance owed by MPS. Due to the financial condition of MPS, and based on MPI's guarantee, MPI issued a new note to TI to replace the obligation owing by MPS on May 13, 1997. As of November 12, 1997, MPI is in compliance with the terms and conditions of the new note. On May 13, 1997, MPI issued a promissory note to Citicorp USA, Inc. ("Citicorp") to replace the note between MPS and Citibank, N.A., Singapore Branch, referred to above. This note bore interest at 6.75% per annum and principal and interest were due on July 11, 1997. MPI and Citicorp entered into an Amendment on July 11, 1997, which reduced the interest rate to 6.72% per annum as of July 11, 1997, and extended the due date for the principal and interest to September 9, 1997. On September 9, 1997, MPI paid the accrued interest due and entered into a second Amendment which extends the due date for the principal to December 8, 1997, with the interest rate remaining at 6.72%. The Company is currently attempting to renegotiate the terms and conditions of its notes with SGS-Thomson to waive any current defaults and to restructure the loan to provide more favorable terms to the Company. There can be no assurance that the Company will be successful in this negotiation or that SGS-Thomson will not avail itself of the remedies available, which include acceleration of the principal balance of the notes, attachment and/or foreclosure of assets of MPS pledged as security, and perfection of guarantee issued by MPI. To date, SGS-Thomson has not declared a default nor has exercised any such remedies under its note.

MPC had a S$500,000 (US$327,000 at September 30, 1997) borrowing arrangement with DBS, guaranteed by both MPI and MPS, consisting of a working capital line and an overdraft facility. Borrowings under this arrangement are also due on demand and are secured by all of the assets of MPC. Borrowings under the working capital line of credit facility and the overdraft facility bear interest at the Singapore prime rate plus 1/2% and 3/4% respectively. MPC was notified by DBS on April 16, 1997 that this banking facility was canceled. As of September 30, 1997, MPC had repaid this loan in full.

MPM had a $3.5 million borrowing facility with DBS, which is guaranteed by both MPI and MPS. This facility consisted of a $3.2 million short-term advance facility and a $300,000 import/export bills facility. Advances under this credit facility are secured by substantially all of the assets of MPM and bear interest at the bank's prime lending rate plus 2.5%. This facility automatically terminates in the event of the termination of the Company's technology transfer agreement with IBM. The Company informed DBS in March 1997 that MPM would be unable to repay its borrowings with DBS as part of the liquidation of MPM. On April 10, 1997, DBS sent to MPS a written demand for payment of the entire $3,298,000 currently due under the MPM loan. In addition to demanding payment, DBS imposed the default interest rate (an additional 3%) on the outstanding debt. Since MPM has insufficient resources to repay DBS, with the agreement of the Company, DBS has appointed a Receiver and Manager to dispose of the assets of MPM which comprise part of DBS's security. The Company anticipates that the disposition of the MPM assets may partially repay the outstanding borrowings. As of June 30, 1997, the balance owing under this arrangement was approximately $2.6 million. The Company anticipates that the liquidation of assets by the Receiver and Manager for MPS may provide sufficient funds for this obligation to be repaid through the MPS guarantee. Should the liquidation of MPM and MPS assets be insufficient to repay the balance outstanding under this agreement, MPI will be required to pay the balance under a guarantee by MPI. The Company will attempt to negotiate favorable repayment terms. The failure by the Company to obtain favorable repayment terms will materially adversely affect the Company's prospects and financial condition and ability to continue as a going concern.

MPM has additionally ceased lease payments due in February 1997 to lessors for certain equipment in the MPM facility, and the lessors have declared the leases to be in default. The Company believes the disposal of MPM's remaining assets will be insufficient to fully repay these lease obligations, which have been fully guaranteed by MPI. As of October 8, 1997, MPI reached an agreement with MPM's lessor to a repayment schedule for the $1.6 million balance remaining as of September 30, 1997 after the sale of most of the leased equipment. Interest is due quarterly at 7.5% per annum, with the principal being repaid over a four-year term which begins September 30, 1998.

MPM is obligated, pursuant to its real property lease in Singapore with Jurong Town Corporation ("JTC"), to return the facilities which it has been leasing to their original state before returning the facilities to JTC. Returning the facilities to their original state would require the expenditure of approximately $800,000. There can be no assurance that JTC will not enforce this lease provision. If MPM were forced to return the facilities to their original state or pay the overdue lease payments, such actions could materially adversely affect any plans to restructure MPM's debt obligations. MPM is currently delinquent on lease payments due under the real property lease. DBS has guaranteed the payment of MPM's lease obligation to JTC through September 1997. MPI will be required to reimburse DBS for any lease payments made.

At September 30, 1997, the Company also had borrowings of $9.0 million under the Transpac debentures, which bear interest at 8.5% and are guaranteed by MPI. As a result of MPI's failure to make the interest payment which was due on December 31, 1996, the Company is in default under the terms of the Debentures. The Company believes that the disposal of MPM's assets will be fully applied toward the DBS obligation, leaving no funds available to reduce the balance owing to Transpac.

In addition, the Company anticipates that the liquidation of MPM will not provide sufficient resources to repay the trade creditors of MPM. Indebtedness to IBM for equipment rental totaling $704,000 is a direct obligation of MPI, and accordingly will not be discharged by the liquidation of MPM. Additionally, certain vendors of MPM provided goods or services to MPM under purchase orders issued by MPS. Under Singapore law, these obligations, totaling $2.3 million may also be deemed obligations of MPS and may not be discharged by the liquidation of MPM. The Company has reflected these anticipated obligations in its Condensed Consolidated Balance Sheets as of December 31, 1996 and September 30, 1997.

The financial resources of MPS are insufficient for it to repay the MPM trade creditors. DBS informed the Company on July 10, 1997, that it appointed a Receiver and Manager to liquidate the assets of MPS. As a result of the appointment of a Receiver and Manager, MPS is unable to manufacture its pressed ceramic products and has ceased to generate revenue. On September 26, 1997, a trade creditor of MPS filed a petition to liquidate MPS, which placed MPS into liquidation with the Court in Singapore.

MPI failed to make a principal payment under a note with NSEB which was due in January, 1997. In March 1997, the Company entered into an Amended Loan and Security Agreement and a Second Secured Promissory Note with NSEB pursuant to which NSEB agreed to waive any breach of the covenants, terms and conditions of the original Loan and Security Agreement and the original Secured Promissory Note (both dated May 30, 1995) and agreed to a revised payment schedule. The interest rate on the outstanding balance, however, was raised from 14% per annum to 18% per annum. The principal balance owing under this obligation was $1,250,000 as of September 30, 1997. The Company withheld interest payments of $57,000 and $58,000 which were due on June 30, 1997 and September 30, 1997, due to the failure of two of NSEB's affiliates to pay the $2,600,000 currently owed in trade payables to the Company's MPS subsidiary.

As of September 30, 1997 the Company also had borrowings of $583,000 under a note payable to a customer bearing interest at 7.5% per annum, $1.1 million under mortgage notes bearing interest at rates ranging from 7.5% to 10.75%, and $307,000 under capital lease obligations, consisting of various machinery and equipment financing agreements, bearing interest at 4% to 11.9%. Borrowings under the above arrangements are secured by substantially all of the assets of the Company.

CTM purchases certain chips ("die") used in the assembly of MCM's sold to one of the Company's significant customers from that same customer. This customer notified the Company that, effective July 25, 1997, it will no longer sell die to the Company and instead is providing the die on consignment. This change will result in a significant reduction in revenues and cost of goods sold (see
Note 6 to the Condensed Consolidated Financial Statements).

FUTURE OPERATING RESULTS


Significant Customer Concentration. Historically, the Company has sold its products to a very limited number of customers. Any reduction in orders by any of these customers, including reductions due to market, economic or competitive conditions in the semiconductor, personal computer or electronic industries or in other industries that manufacture products utilizing semiconductors or MCM's, could materially adversely affect the Company's business, financial condition and results of operations. Sales to one customer, Schlumberger, accounted for 90% of the Company's reported net sales for the nine months ended September 30, 1997 (which are almost entirely MCM sales) and is expected to continue to account for most of the Company's MCM sales. In light of the termination of all of the Company's business operations in Singapore, the Company's continued increasing reliance on its MCM business for substantially all of its overall net sales, the failure to meet Schlumberger's requirements will materially adversely affect the Company's ability to continue as a going concern. The Company's ability to increase its sales in the future will also depend in part upon its ability to obtain orders from new customers. There can be no assurance that the Company's sales will increase in the future or that the Company will be able to retain existing customers or to attract new ones. There can also be no assurance that the Company's CTM subsidiary will be able to diversify or enhance its customer base. Failure to develop new customer relationships could materially adversely affect the Company's business, financial condition and results of operations.

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

Discontinuation of MPS Operations. On July 10, 1997, DBS appointed a Receiver and Manager for MPS. The appointment of a Receiver and Manager is allowed by the terms of the loan agreements between MPS and DBS, since MPS is in default of certain covenants under loans granted by DBS to MPS. The Receiver and Manager has commenced the liquidation of the assets of MPS, which has caused the cessation of MPS's operations and sales. On September 26, 1997, a trade creditor of MPS filed a petition to liquidate MPS, which placed MPS into liquidation with the Court in Singapore. As of November 7, 1997, the Company has not received any communication from the Singapore Court which would indicate how long the liquidation process may take.

Status as a Going Concern. The Company's independent certified public accountants have included an explanatory paragraph in their audit report with respect to the Company's December 31, 1994, 1995 and 1996 consolidated financial statements related to a substantial doubt with respect to the Company's ability to continue as a going concern. There can be no assurance that the Company will operate profitably in the future and that the Company will not continue to sustain significant losses. Absent outside debt or equity financing, and excluding significant expenditures required for the Company's major projects and assuming the Company is successful in restructuring its debt, the Company currently anticipates that cash on hand and anticipated cash flow from operations may be adequate to fund its operations in the ordinary course throughout the remainder of 1997 and 1998. Any significant increase in planned capital expenditures or other costs, or any decrease in, or elimination of, anticipated sources of revenue or the inability of the Company to restructure its debt, among many factors, could cause the Company to restrict its business and product development efforts. There can be no assurance that the Company will be successful in restructuring its debt on acceptable terms, or at all. If adequate revenues are not available, the Company will be unable to execute its business development efforts and will be required to delay, scale back or eliminate programs and will be unable to continue as a going concern. There can be no assurance that the Company's future consolidated financial statements will not include another going concern explanatory paragraph if the Company is unable to restructure its debt and become profitable. The factors leading to and the existence of the explanatory paragraph will continue to have a material adverse effect on the Company's ability to obtain additional financing.

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

Future Capital Needs; Need for Additional Financing. The Company's future capital requirements will depend upon many factors, including the extent and timing of acceptance of the Company's products in the market, requirements to restructure and retire its substantial debt, requirements to construct, transition and maintain existing or new manufacturing facilities, commitments to third parties to develop, manufacture, license and sell products, the progress of the Company's design and development efforts, the Company's operating results and the status of competitive products. If the Company is successful in restructuring its debt obligations, absent debt or equity financing and excluding significant expenditures required for the Company's major projects, the Company anticipates that cash on hand and anticipated cash flow from operations may be adequate to fund its operations throughout the remainder of 1997 and 1998. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations. In addition, the Company will require substantial additional financing to fund its operations if the Company is unable to restructure its debt obligations. Furthermore, the Company may require additional financing to fund the acquisition of selected assets needed in its production facilities and to complete certain programs. There can be no assurance that the Company will be able to obtain such additional financing on terms acceptable to the Company, or at all.

The DBS line of credit that was available to MPS, which is guaranteed by MPI, contains numerous restrictive covenants on the ability of such subsidiary to provide funds to MPI or to other subsidiaries and on the use of proceeds. The credit facilities at MPC and MPM and the Transpac agreements also contain similar restrictions. The Company is in breach of each of such agreements and is in default under each of such agreements. The MPM $3.5 million borrowing facility with DBS has been declared in default, DBS has appointed a Receiver and Manager to liquidate MPM's assets, which liquidation is anticipated to be completed during the next twelve months, and DBS had called upon MPS to repay the MPM borrowing under MPS's guarantee. DBS has also appointed a Receiver and Manager for MPS. If the Company cannot reach an agreement with its creditors to repay its obligations, the Company will not be able to continue as a going concern. The Company's high level of outstanding indebtedness and the numerous restrictive covenants set forth in the agreements covering this indebtedness and its default position prohibit the Company from obtaining additional bank lines of credit and from raising funds through the issuance of debt or other securities without the prior consent of DBS, Transpac and other creditors and Receivers and Managers for the liquidated estates. The Company is currently in default on its guarantees and loan obligations to DBS and other parties as a result of the Company's decision to cease its multilayer operations and to liquidate MPM's assets. The liquidation of MPM and MPS has also resulted in the Company's default under a number of other agreements. There can be no assurance that other creditors of the Company will not choose to accelerate the Company's debt obligations and the Company will not be able to repay such accelerated obligations as they become due and immediately payable. If either a sufficient number of creditors or any of the substantial creditors choose to accelerate payments or to place MPI under judicial reorganization, the Company may be forced to seek protection under Chapter 11 of Title 11 of the United States Code. If the Company were to seek additional financing, it is not likely that additional financing will be available to the Company on acceptable terms, or at all. If additional funds are raised by issuing equity or convertible securities, further dilution to the existing shareholders will result. Since adequate funds are not currently available, the Company has been required to delay, scale back and eliminate programs, which could continue to have a material adverse effect on the Company's business, prospects, financial condition and results of operations. In addition, the Company has been forced to delay, downsize or eliminate other design and development, manufacturing, construction or transitioning programs or alliances and obtain funds through arrangements with third parties pursuant to which the Company has been forced to relinquish rights to certain of its technologies or to other assets that the Company would not otherwise relinquish. The delay, scaling back or elimination of any such programs or the relinquishment of any such rights could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

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

Repayment of Debt Obligations by MPM. As of December 31, 1996, MPM had outstanding borrowings of approximately $3,298,000 under its borrowing arrangement with DBS. MPM informed DBS in March 1997 that it would be unable to repay its outstanding debts. DBS subsequently accelerated the entire amount of the borrowings currently due and appointed a Receiver and Manager for MPM to liquidate MPM's assets, which were pledged to DBS as security. The subsequent liquidation of most of MPM's assets has reduced the outstanding balance to approximately $2,663,000 as of June 30, 1997. The Company currently anticipates that the proceeds from the liquidation of MPM's assets will not be sufficient to repay the debt obligations due to DBS. The Company also believes the disposal of assets will be insufficient to repay its indebtedness to Transpac. Since these borrowings have been fully guaranteed by MPI, the Company is currently attempting to negotiate repayment terms with these creditors for the anticipated shortfall. The failure by the Company to obtain favorable repayment terms will materially adversely affect the Company's prospects and financial condition and ability to continue as a going concern.

As of December 31, 1996 MPM had equipment lease obligations totaling $1.9 million. MPM failed to make lease payments due in February 1997, and the lessor declared the leases to be in default. The Company believes the disposal of MPM's remaining assets will be insufficient to fully repay these lease obligations, which have been fully guaranteed by MPI. As of October 8, 1997, MPI reached an agreement with MPM's lessor to a repayment schedule for the $1.6 million balance remaining as of September 30, 1997 after the sale of most of the leased equipment. Interest is due quarterly at 7.5% per annum, with the principal being repaid over a four-year term which begins September 30, 1998. MPM is also currently in possession of certain inventory that MPM had ordered from IBM. IBM has not yet been paid for such inventory. The outstanding debt from the inventory is less than $150,000.

The Company is currently in default under the Transpac debentures due to the non-payment of interest when due. Should Transpac elect to pursue MPI's guarantee, MPI would be unable to repay the principal or interest due. This would materially adversely affect the Company's financial condition and ability to continue as a going concern, and could, as is the case with other debt defaults and failures to repay, require that the Company seek bankruptcy protection under Chapter 11 or Chapter 7 of Title 11 of the United States Code.

MPM is obligated, pursuant to its real property lease in Singapore with Jurong Town Corporation ("JTC"), to return the facilities which it has been leasing to their original state before returning the facilities to JTC. Returning the facilities to their original state would require the expenditure of approximately $800,000. There can be no assurance that JTC will not enforce this lease provision. If MPM were forced to return the facilities to their original state or pay the overdue lease payments, such actions could materially adversely affect any plans to restructure MPM's debt obligations. MPM is currently delinquent on lease payments due under the real property lease. DBS has guaranteed the payment of MPM's lease obligation to JTC through September 1997. MPI will be required to reimburse DBS for any lease payments made.

Adverse Impact of MPM Liquidation on MPS. Approximately $2.3 million of invoices from MPM's trade creditors were incurred under purchase orders issued by MPS. Under Singapore law, MPS may be liable for these invoices. The Company currently anticipates that the proceeds from the liquidation of MPM and MPS assets will be insufficient to fully repay these MPM invoices. DBS, as the primary secured creditor of MPS, has informed the Company that it has elected to appoint a Receiver and Manager over MPS. The Receiver and Manager appointed by DBS has commenced the liquidation of MPS's assets currently pledged as security to DBS. On September 26, 1997, a trade creditor of MPS filed a petition to liquidate MPS, which placed MPS into liquidation with the Court in Singapore. As a result, MPS is unable to continue its operations. Additionally, if the liquidation of MPS assets generates proceeds less than the outstanding obligations due, MPI may be forced to repay certain outstanding debts because of its role as guarantor of such debts. If MPI were unable to repay these debts, the Company may be forced to seek bankruptcy protection under Chapter 11 or Chapter 7 of Title 11 of the United States Code.

Repayment of Bank Obligations by MPS. At September 30, 1997, MPS had outstanding borrowings of approximately $1.6 million with DBS and had borrowed an aggregate of approximately $10.4 million from a consortium of customers (the "Consortium") to fund its purchase of certain CERDIP manufacturing and alumina powder equipment from Samsung Corning. As previously discussed, one of these loans ($3.5 million) has been successfully renegotiated by MPI, and a second loan ($2.2 million) has been converted into a short-term note pending finalization of a four to five year repayment schedule. MPM's defaults on its obligations under its DBS facility agreement has resulted in a demand by DBS that MPS pay MPM's outstanding debts. DBS's action may have resulted in defaults under MPS's loan agreements pursuant to which it borrowed funds from the Consortium, among other lenders. Such accelerations will materially adversely affect the Company's ability to continue as an ongoing concern and may force the Company to seek bankruptcy protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code. As a part of the Consortium, Motorola guaranteed MPS' repayment of $2.0 million in borrowings from a certain bank lender. Under the terms of the agreement relating to Motorola's guarantee, MPI granted Motorola a security interest in all of the issued and outstanding capital stock of MPS, CTM and MPA. Since MPS has defaulted under its obligations to this bank lender and so long as such event of default continues, Motorola may have the right to vote and give consents with respect to all of the issued and outstanding capital of MPS, CTM and MPA (the "Subsidiary Voting Rights"). As a result, during the continuation of any such event of default, MPI may be unable to control, at the shareholder level, the direction of the subsidiaries that generate all of the Company's revenues and hold all of the Company's assets. Any such loss of control would have a material adverse effect on the Company's business, prospects, financial condition, results of operations and status as an ongoing concern and could force the Company to seek protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code. The agreements covering the Transpac financing, including the convertible debenture and MPI's guarantee of such MPM indebtedness, contain numerous restrictions and events of default that have been triggered by the aforementioned actions and would, if they became effective and operative, materially adversely affect the Company's business, prospects, results of operations, condition and status as an ongoing concern and could force the Company to seek protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code.

High Leverage. The Company is highly leveraged and has substantial debt service requirements. The Company has $27.8 million in debt obligations as of September 30, 1997. On September 30, 1997, the Company had a total shareholders' deficit of approximately $38.2 million. The Company's ability to meet its debt service requirements will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operation of the Company, many of which are beyond its control and depend on the willingness of the Company's creditors to participate in restructuring the Company's debt. There can be no assurance that the Company will be able to meet the capital requirements described above or, if the Company is able to meet such requirements, that the terms available will be favorable to the Company.

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

Foreign Currency Fluctuations. The Company has a significant number of assets located in Singapore, which will likely be liquidated in Singapore dollars. A substantial portion of the debt obligations in Singapore are also denominated in the Singapore dollar. Any deficiency balances remaining which are guaranteed by MPI will be repaid with United States dollars. As a result, the Company's operating results have been and may continue to be materially adversely affected by changes in the United States dollar relative to these currencies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Any appreciation of such currencies relative to the United States dollar would result in exchange losses for the Company and could have the effect of increasing the outstanding balance of certain obligations which are denominated in Singapore dollars (which are guaranteed by MPI). Accordingly, such effects have had and will continue to have a material adverse effect upon the business, financial condition and results of operations of the Company.

Technological Change; Importance of Timely Product Introduction; Uncertainty of Market Acceptance and Emerging Markets. The markets for the Company's products are subject to technological change and new product introductions and enhancements. Customers in the Company's markets require products embodying increasingly advanced electronics interconnection technology. Accordingly, the Company must anticipate changes in technology and define, develop and manufacture or acquire new products that meet its customers' needs on a timely basis. There can be no assurance that the Company will be able to identify, develop, manufacture, market, support or acquire new products successfully, that any such new products will gain market acceptance, or that the Company will be able to respond effectively to technological changes. If the Company is unable for technological or other reasons to develop products in a timely manner in response to changes in technology, the Company's business, financial condition and results of operations will be materially adversely affected. There can be no assurance that the Company will not encounter technical or other difficulties that could in the future delay the introduction of new products or product enhancements. In addition, new product introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's products, which could materially adversely affect the Company's business, financial condition and results of operations. Even if the Company develops and introduces new products, such products must gain market acceptance and significant sales in order for the Company to achieve its growth objectives. Furthermore, it is essential that the Company develop business relationships with and supply products to customers whose end-user products achieve and sustain market penetration. There can be no assurance that the Company's products will achieve widespread market acceptance or that the Company will successfully develop such customer relationships. The Company relies heavily on one supplier for certain chips ("die") used in the assembly of its MCM's. The manufacturer of these die has not been able to maintain a consistent supply of die meeting the customer's quality specifications, nor has this manufacturer been able to predict with any accuracy its ability to deliver die. Since these die are engineered by and custom-produced for the Company's customer, the Company is not in a position to seek other sources of supply. The Company has been working diligently with its customer and the customer's supplier to seek a resolution to this issue. Failure by the Company to develop products that gain widespread market acceptance and significant sales, to develop relationships with customers whose end-user products achieve and sustain market penetration, or to favorably resolve the die availability problem, will materially adversely affect the Company's business, financial condition and results of operations. The Company's financial performance will depend in significant part on the continued development of new and emerging markets such as the market for MCM's. The Company is unable to predict with any certainty any growth rate and potential size of emerging markets. Accordingly, there can be no assurance that emerging markets targeted by the Company, such as the market for MCM's, will develop or that the Company's products will achieve market acceptance in such markets. The failure of emerging markets targeted by the Company to develop or the failure by the Company's products to achieve acceptance in such markets could materially adversely affect the Company's business, financial condition and results of operations.

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

In September 1997, an employee of the Company's CTM subsidiary was found pouring a chemical (10 gallons, which had been diluted with water) into a storm drain behind CTM's San Diego manufacturing facility. The County of San Diego conducted an investigation which resulted in a requirement that the Company perform the following: (1) show technically that the material can safely be dumped in the sewer system; (2) present a training program for all employees that handle hazardous materials; and (3) develop a business policy statement regarding the management of hazardous materials. The Company has met the County's requirements noted above. As of November 12, 1997, the County has not imposed, nor has it indicated that it will impose any fines or penalties for this incident.

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

Net Operating Loss. The Company's decision to discontinue its multilayer ceramic operations was the principal factor contributing to its 1996 net loss of $41.8 million. The Company has incurred further losses in the liquidation of its pressed ceramic operations of $8.0 million. As of September 30, 1997, the Company had a working capital deficiency of $35.0 million, which included debt obligations which are in default and due on demand of $14.8 million, the current portion of long-term debt of $3.2 million, plus the net current liabilities of discontinued operations of $13.6 million (this latter figure includes $4.2 million line of credit borrowings which are due on demand and $1.2 million of debt obligations which are in default and thus, due on demand).

Risk of Limitation of Use of Net Operating Loss Carryforwards. As of December 31, 1996, the Company had net operating loss carryforwards of approximately $11,840,000 for federal income tax purposes, which may be utilized through 2000 to 2011, and approximately $836,000 for state income tax purposes, which may be utilized through 2000 to 2011 (subject to certain limitations). As of December 31, 1996, the Company's deferred tax assets, consisting primarily of the net operating loss carryforwards, have been fully reserved since the assets are not more likely than not realizable. The conversion of the $2.8 million of convertible debentures issued in October, 1996 and certain other equity transactions resulted in an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended. As a result, the Company's use of its net operating loss carryforwards to offset taxable income in any post-change period is subject to certain specified annual limitations. There can be no assurance as to the specific amount of the net operating loss carryforwards, if any, available in any post-change year since the calculation is based upon fact dependent formula.

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


Item 2.  Changes in Securities

         None


Item 3.  Defaults upon Senior Securities


         As of September 30, 1997, the Company and its subsidiaries were in default on most of their debt obligations, which total $20.3 million due to non-payment of principal or interest payments due. The amount above includes MPM's $9.0 million in debentures owing to Transpac, which are in default under the terms of the debentures in part due to non-payment of interest which was due on December 31, 1996. The repayment of the debentures and other debt in default have been guaranteed by MPI.


Item 4.  Submission of Matters to a Vote of Security Holders


         The Annual Meeting of Shareholders of the Company was held on August 21, 1997. The following items were voted upon by the shareholders with items 1, 2 and 4 being approved and item 3 being not approved.


                                                                              Votes
                                                                            Against or      Votes        Broker
                                                               Votes For     Withheld     Abstained     Non-Votes
                                                               ----------   -----------   ----------   -----------
         (1)  Election of the following persons, who were
              the only nominees, as Directors to hold
              office until the next Annual Meeting or
              until their successors are elected and
              qualified:
                 Lewis Solomon                                  8,870,047      258,408
                 Frank L. Howland                               8,889,047      239,408
                 Gary S. Stein                                  8,889,047      239,408
                 Anthony J. A. Bryan                            8,889,047      239,408

                                                                              Votes
                                                                            Against or      Votes        Broker
                                                               Votes For     Withheld     Abstained     Non-Votes
                                                               ----------   -----------   ----------   -----------
         (2)  Amendment to the Company's 1993 Stock
              Option/Stock Issuance Plan including:
              (i) increase the number of shares of
              Common Stock authorized for issuance
              over the term of such plan by an additional
              4,000,000 shares; (ii) amend the
              eligibility provisions of the Discretionary
              Option Grant and Stock Issuance Programs
              to make non-employee Board members
              eligible to receive option grants and
              direct stock issuances pursuant to such
              programs; and (iii) amend the Automatic
              Option Grant Program to among other things
              (a) provide for special one-time options
              grants to be made to those individuals
              then serving or newly-appointed as non-employee
              Board members on November 21, 1996, and
              (b) increase the number of shares of Common
              Stock subject to automatic option grants to
              be made to new and continuing non-employee
              Board members on and after November 21, 1996.     4,232,342      508,321      71,360

         (3)  Approval of an increase in the Company's
              authorized but unissued shares of capital
              stock to consist of 35,000,000 additional
              shares of Common Stock for a total of
              50,000,000 shares of Common Stock and
              10,000,000 shares of undesignated Preferred
              Stock.                                            4,211,517      525,596      75,360       4,315,832

         (4)  Ratification of BDO Seidman, LLP as the
              Company's independent accountants for the
              fiscal year ending December 31, 1996              8,998,372       78,983      51,100


Item 5.  Other Information

         On October 14, 1997, the Company announced the appointment of Andrew K. Wrobel to the position of President and Chief Executive Officer. Mr. Wrobel was elected to the Board of Directors on November 4, 1997. Mr. Wrobel replaced Alfred Jay Moran, Jr., who has served as interim President and Chief Executive Officer since November 14, 1996.

Item 6.  Exhibits and Reports on Form 8-K

         The following report on Form 8-K was filed during the quarter ended September 30, 1997:

           Report on Form 8-K dated July 10, 1997 was filed with the Securities and Exchange Commission on July 18, 1997, to report that The Development Bank of Singapore appointed a Receiver and Manager to liquidate the assets of Microelectronic Packaging (S) Pte. Ltd., which is a wholly owned subsidiary of the Registrant, on July 10, 1997.

         The Exhibits filed as part of this report are listed below.

         Exhibit No.  Description
         -----------  -----------
           10.101     Amendment dated July 11, 1997 to that certain Promissory
                      Note dated May 13, 1997 between Microelectronic Packaging
                      America (borrower) and Citicorp USA, Inc. (lender).

           10.102     Standard Lease By and Between John Hancock Mutual Life
                      Insurance Company, as Lessor, and Microelectronic
                      Packaging, Inc., as Lessee, dated September 2, 1997.

           10.103     Second Amendment dated September 9, 1997 to that certain
                      Promissory Note dated May 13, 1997, as amended by
                      Amendment dated July 11, 1997, between Microelectronic
                      Packaging America (borrower) and Citicorp USA, Inc.
                      (lender).

           10.104     Employment agreement dated October 6, 1997, between
                      Microelectronic Packaging, Inc. and Andrew Wrobel.

           10.105     Agreement dated October 8, 1197 between ORIX Leasing
                      Singapore Limited and Microelectronic Packaging, Inc.

           11.1       Computation of Net Income (Loss) per Common Share

           27.1       Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MICROELECTRONIC PACKAGING, INC.
                                   -------------------------------
                                            (Registrant)



Date:   November 11, 1997          By:   /s/ ANDREW K. WROBEL
        -----------------               -------------------------------------
                                         ANDREW K. WROBEL
                                         PRESIDENT & CHIEF EXECUTIVE OFFICER


DATE:   November 11, 1997          BY:   /s/ DENIS J. TRAFECANTY
        -----------------               -------------------------------------
                                         DENIS J. TRAFECANTY
                                         SENIOR VICE PRESIDENT &
                                            CHIEF FINANCIAL OFFICER

EXHIBIT INDEX


Number      Description
------      -----------
10.101      Amendment dated July 11, 1997 to that certain Promissory Note dated
            May 13, 1997 between Microelectronic Packaging America (borrower)
            and Citicorp USA, Inc. (lender).

10.102      Standard Lease By and Between John Hancock Mutual Life Insurance
            Company, as Lessor, and Microelectronic Packaging, Inc., as Lessee, dated September 2, 1997.

10.103      Second Amendment dated September 9, 1997 to that certain Promissory
            Note dated May 13, 1997, as amended by Amendment dated July 11,
            1997, between Microelectronic Packaging America (borrower) and
            Citicorp USA, Inc. (lender).

10.104      Employment agreement dated October 6, 1997, between Microelectronic
            Packaging, Inc. and Andrew Wrobel.

10.105      Agreement dated October 8, 1197 between ORIX Leasing Singapore
            Limited and Microelectronic Packaging, Inc.

11.1        Computation of Net Income (Loss) per Common Share

27.1        Financial Data Schedule
