Form 10-K
period 1997-12-31
MICROELECTRONIC PACKAGING INC /CA/
filed 1998-03-31
CIK 916232

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended   December 31, 1997
                            -----------------

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]



For the transition period from __________________ to _____________________


                        Commission file number:  0-23562


                        MICROELECTRONIC PACKAGING, INC.
             (Exact name of Registrant as specified in its charter)


              California                             94-3142624
       ------------------------         ------------------------------------
       (State of Incorporation)         (I.R.S. Employer Identification No.)


              9577 Chesapeake Drive, San Diego, California 92123
              --------------------------------------------------
         (Address of principal executive offices, including zip code)


      Registrant's telephone number, including area code:  (619) 292-7000

--------------------------------------------------------------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


           Title of each class      Name of each exchange on which registered
           -------------------      -----------------------------------------
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


     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 25, 1998 was approximately $5,112,000 (based upon the closing price for shares of the Registrant's Common Stock as quoted by the OTC Bulletin Board for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  On March 25, 1998, 10,793,279 shares of the Registrant's Common Stock, no par value, were outstanding.

                      Documents Incorporated By Reference.


 Portions of the Registrant's Definitive Proxy Statement for the Registrant's
 ----------------------------------------------------------------------------
Annual Meeting to be held on June 17, 1998, are incorporated by reference into
------------------------------------------------------------------------------
                     Part III of this Report on Form 10-K.
                     -------------------------------------

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

Microelectronic Packaging, Inc. ("MPI") and its wholly-owned subsidiaries (collectively, the "Company") is an electronic interconnect solutions company with design, manufacturing, and sales services to support the requirements of electronic systems and integrated circuit manufacturers ("IC" or "semiconductor" manufacturers). MPI was incorporated in California in 1984. The Company develops, manufactures, markets and sells multichip modules ("MCMs") and, until July 1997, pressed ceramic packages, to customers in the IC, telecommunications, automatic test equipment and other electronics related industries. In July 1997, one of the Company's creditors placed the Company's pressed ceramic package operation into receivership in Singapore, thereby closing that operation.

The Company maintains product development, manufacturing and sales facilities in San Diego, California, where it produces MCMs, electronic subsystems comprised of integrated circuits and passive components mounted on a printed circuit board or ceramic substrate. Until July 1997, when one of Company's creditors placed the Company's pressed ceramic package operation into receivership, the Company also maintained product development, manufacturing and sales facilities in Singapore, where the Company developed and manufactured a variety of electronic packages that were used to enclose and protect ICs from corrosion, humidity, shock, handling and other contaminants, and ceramic dual-in-line packages ("CERDIPs"), special CERDIPs used to house erasable programmable read only memory chips ("EPROM CERDIPs"), cerquad and quad flat packages for various applications.

MPI is primarily a holding company with seven wholly-owned consolidated subsidiaries: CTM Electronics, Inc. ("CTM"), Microelectronic Packaging America ("MPA"), Microelectronic Packaging (S) Pte., Ltd. ("MPS"), MPC (S) Pte., Ltd. ("MPC"), Furnace Technology ("FT"), MPM (S) Pte., Ltd. ("MPM") and Microelectronic Packaging Asia Pte. Ltd. ("MP Asia"). MPS and MPM are currently being managed by a receiver and are in liquidation as described below. MPC has ceased operations during 1997. FT is in liquidation. CTM, a California corporation, was acquired by MPI in June 1993 and manufactures and sells MCMs. MPA, a California corporation, is the successor-in-interest to the business of the West Coast division of Cabot Ceramics, Inc., which was acquired by MPA in 1991, and manufactured advanced IC packaging products. Most of MPA's assets were sold to Advanced Packaging Concepts, Inc. ("APC"), a California corporation, on or about September 30, 1996. MPA's remaining assets were sold in 1997 and MPA's remaining activities were transferred to CTM. MPS, a Singapore company, manufactured and sold CERDIPs and EPROM CERDIPs. On July 10, 1997, The Development Bank of Singapore Limited, one of MPS' largest creditors, placed MPS in receivership as defined under the laws of Singapore. All of MPS sales ended as of the receivership date, and all MPS employees were terminated on such date. MPS was subsequently placed into liquidation. MPC is a Singapore company which was organized to manufacture and sell packaging products utilizing aluminum nitride components ("AlNs") to The Carborundum Company ("Carborundum"). Due to a fire and the loss of its only customer in April 1997, MPC is being liquidated by the Company. MPM is a Singapore company which was formed as a result of a license obtained from IBM in 1994 to manufacture multilayer ceramic packaging using "flip-chip" technology. The Company announced on March 3, 1997 the cessation of the development of the Company's multilayer ceramic operations and the liquidation of MPM's assets. MPM is currently in receivership and liquidation as defined under the laws of Singapore. The estimated loss recorded for disposal of the Singapore subsidiaries was $29.3 million in 1996 and a further loss of $11.8 million was recognized in 1997. MP Asia was formed in 1997, has had no operating activities, and is being liquidated. See "License and Other Significant Agreements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Operating Results --Repayment of Debt Obligations by MPM and MPS-- Adverse Impact of MPM and MPS Liquidations on MPI -- Certain Obligations of
MPS -- High Leverage."

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

THE MPI SOLUTION

     The Company offers products and services to support the electronic interconnection market, consisting primarily of MCMs and contract manufacturing and design services. The Company's MCMs are designed to provide the higher density interconnection that in turn facilitates smaller, lighter and faster overall circuitry. The Company's design services consist of system packaging and interconnection design on a turnkey basis.

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

PRODUCTS AND SERVICES

     The Company's products and services consist primarily of MCMs and contract manufacturing and design services.

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

     Typical MCM products include commercial electronic products, such as automatic test equipment ("ATE") products, and consumer electronic products, such as video camcorders, cellular telephones and personal computers. Sales of MCMs accounted for approximately 93%, 80% and 80% of the Company's net sales in 1997, 1996 and 1995 respectively. Sales of MCMs to Schlumberger Technologies, Inc. ("Schlumberger") accounted for most of the Company's net sales of MCMs in 1997, 1996 and 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Future Operating Results -- Technological Change; Importance of Timely Product Introduction; Uncertainty of Market Acceptance and Emerging Markets."

     Contract Manufacturing and Design Services. The Company offers design services for both single chip packages and MCMs and can provide a complete turn key solution for interconnection of electronic systems. These services provide customers with a cost-effective alternative to existing product design processes.

     Industry Segments. The Company previously operated in multiple industry segments. During 1997 and 1996 the Company discontinued its industry segments which were located in Singapore. See Notes 15 and 16 to Consolidated Financial Statements.

CUSTOMERS, APPLICATIONS AND MARKETS

     One of the Company's customers, Schlumberger, comprises most of the sales of the Company. Sales to Schlumberger accounted for 89%, 76% and 76% of the Company's net sales in 1997, 1996 and 1995 respectively. The Company furnishes MCMs to this customer for automated test equipment usage. Amounts due from the Company's major customer accounted for 81% and 22% of accounts receivable at December 31, 1997 and December 31, 1996, respectively. Effective July 25, 1997, Schlumberger informed the Company that it would no longer sell die to the Company, but instead would provide the die on consignment. The die supplied by Schlumberger is used in the assembly of MCMs sold to Schlumberger. This change to providing die on consignment has had the effect of reducing sales revenues to Schlumberger by approximately 60% of the Company's sales for 1997. The change to providing die on consignment has had no impact on the units sold by the Company to Schlumberger. See "Liquidity and Capital Resources Reliance on Schlumberger".

     SGS-Thomson Microelectronics, which comprised 34% of the sales of MPS in 1996, terminated its relationship with the Company as of February 1997. Carborundum, the sole customer of MPC, terminated its relationship with the Company in April 1997, as a result of Carbonundum's sale of its assets to a third party.

     During 1997, 1996 and 1995 the Company had foreign net sales of $90,000, $1,785,000 and $0, respectively. The foreign sales were made to one customer located in China. See Note 15 of Notes to Consolidated Financial Statements.

     The Company currently sells its products through a combination of fourteen independent sales representatives. The Company can provide engineering, design and technical support to its sales staff and potential customers.

LICENSE AND OTHER SIGNIFICANT AGREEMENTS

     The Company seeks to obtain licenses to technologies that complement and expand the current technologies that the Company owns. These agreements, along with certain other significant agreements of the Company, are discussed below.

     Schlumberger. In January 1998, the Company signed an agreement with Schlumberger. Pursuant to the terms of the agreement, MPI supplies MCM products to Schlumberger. The agreement includes warranty provisions, protection for raw materials purchased by MPI against production demand forecasts supplied by Schlumberger but subsequently changed, certain guaranteed minimum allocations of sales to MPI for the first quarter of 1998 and pricing provisions. After March 31, 1998, there is no commitment from Schlumberger to the Company for guaranteed sales, other than outstanding purchase orders issued by Schlumberger in the ordinary course of business to the Company. The pricing provisions of the agreement provide for periodic review of the selling prices of the Company's products. Such reviews can be requested by either the Company or Schlumberger. Prices for the first quarter of 1998 were negotiated with Schlumberger in January 1998 and resulted in the decline in unit selling prices for some products. Schlumberger has requested a pricing review by March 31, to be effective for pricing for the second quarter of 1998. The Company has agreed to the requested pricing review and anticipates further declines in unit selling prices of selected products provided by the Company to Schlumberger. The agreement expires in October 2000. See "Liquidity and Capital Resources Reliance on Schlumberger".

     Samsung Corning. In December 1994, MPS entered into a purchase agreement with Samsung Corning Co., Ltd. ("Samsung Corning") for the purchase of certain CERDIP manufacturing equipment and alumina powder equipment, including production supplies and spare parts (collectively, the "Equipment"). In conjunction with the purchase agreement, MPS obtained $12,000,000 principal amount of financing to consummate its obligations under the purchase agreement and to provide for its related working capital requirements from a consortium of customers consisting of SGS-Thomson, Texas Instruments Singapore ("TI"), NS Electronics Bangkok, Ltd. ("NSEB"), Motorola, Inc. ("Motorola") and Samsung Corning, the terms of which are discussed below. Due to the loss of a significant customer of MPS(SGS-Thomson) and a decline in the market for pressed ceramics, much of this equipment represented excess capacity by the end of 1996. As of December 31, 1996, MPS wrote-down the value of the equipment comprising this excess capacity by $6.2 million. In July 1997, MPS wrote-off the remaining equipment which was in excess of its estimated market value of $300,000.

     In 1995, MPS borrowed $4,000,000 from SGS-Thompson at an interest rate of 7.25% per annum. The principal on the note is repayable in eight equal quarterly installments that began in August 1996. MPS ceased making interest payments due under the note as of December 31, 1996, and no principal payments have been made. The note was fully guaranteed by MPI. The note is also secured by the CERDIP manufacturing equipment owned by MPS. The Company is currently attempting to renegotiate the terms of the agreement, including repayment terms.

     In 1995, MPS borrowed $3,500,000 from TI at an interest rate of 7.25% per annum and the principal on the note is repayable in eight quarterly installments that began in November 1996 The note is fully guaranteed by MPI and is secured by certain CERDIP manufacturing equipment. On April 2, 1997, MPS entered into an Amended Loan and Security Agreement with TI pursuant to which TI agreed to
(i) waive its right to pursue a default remedy under the original loan agreement, (ii) a lower interest rate on the outstanding balance of 3.5% per annum on the outstanding balance and (iii) a revised (and extended) payment schedule for the outstanding balance owed by MPS. MPI ceased to make principal and interest payments under the Amended Loan in February 1998. The Company is currently attempting to renegotiate the terms of the agreement, including repayment terms.

     In 1995, MPI borrowed $1,500,000 from NSEB at an interest rate of 14% per annum and the principal is repayable in six quarterly installments that began in September 1996. The Company has made no principal payments since September 1996. The NSEB note is secured by all of MPI's domestic equipment and trade receivables that are not subject to liens or other encumbrances existing prior to May 30, 1995. In March 1997, the Company entered into an Amended Loan and Security Agreement and a Second Secured Promissory Note with NSEB pursuant to which NSEB agreed to waive any breach of the covenants, terms and conditions of the original Loan and Security Agreement and the original Secured Promissory Note (both dated May 30, 1995) and agreed to a revised (and extended) payment schedule. The interest rate on the outstanding balance, however, was raised from 14% per annum to 18% per annum and MPI is currently in default under the terms of the Second Secured Note. The Company is currently attempting to renegotiate the terms of the agreement, including repayment terms.

     In 1995, MPS borrowed $2,000,000 from Citibank N.A. at an interest rate of 7% per annum and the principal was repayable in twelve quarterly installments commencing in March 1997. The loan has been guaranteed by Motorola. MPI, MPS, MPA and CTM have agreed to indemnify and defend Motorola in any action taken by Citibank to enforce its guarantee against Motorola. The obligation of indemnification is secured by all of the assets of MPI, CTM and MPA not previously pledged to NSEB, as well as all capital stock of MPS, CTM and MPA. The first principal payment was not made when due in March 1997 and on May 13, 1997, the Company gave Citibank USA a short-term note to repay the principal and accrued interest owed by MPS. MPI has made all interest payments when due. The note became due on January 30, 1998. MPI informed Citibank and Motorola in February 1998 of its intent to default under the note. Citibank orally informed the Company of its intent to call on the guarantee issued by Motorola. No such action has yet occurred. The Company is currently attempting to renegotiate the terms of the Citibank agreement, including repayment terms.

     In 1996, MPS borrowed $1,000,000 from The Development Bank of Singapore ("DBS") at the Singapore Interbank offer interest rate plus 1.5%, repayable in twelve monthly installments beginning in November 1996. The loan has been fully guaranteed by Samsung Corning, and co-guaranteed by MPI. MPS made payments under the note totaling approximately $417,000 during 1996 and 1997. The remaining balance of approximately $583,000 was paid to DBS by Samsung Corning after DBS had called upon the guarantee of Samsung Corning. Samsung Corning has requested that MPI reimburse it for the amount paid under the guarantee. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources and -- Future Operating Results".

     Carborundum. In January 1993, MPC entered into exclusive manufacturing, technology information exchange, and option (the "Option Agreement") which permits Carborundum to acquire MPC under certain circumstances, and certain other agreements with Carborundum, pursuant to which MPC manufactured aluminum nitride microelectronic packages ("AlNs") exclusively for Carborundum. In April 1997, the parent company of Carborundum notified MPC that it had sold Carborundum to another company and that it was terminating the contract with MPC. The operations of Carborundum have since been relocated from Singapore to Canada and have ceased to purchase products from MPC. Also in April 1997, a fire caused significant damage to the MPC facilities. Due to these events, the Company decided to liquidate MPC in 1997. The Company currently has insurance claims outstanding which have fully-compensated MPC for losses incurred. In addition, Carborundum has not notified the Company of its intent to exercise its option to acquire MPC under the Option Agreement.

     Innoventure. In July 1993, MPI entered into a preliminary subcontract manufacturing agreement (the "Innoventure Agreement") with Innoventure (S) Pte. Ltd., a Singapore company ("Innoventure") pursuant to which Innoventure established a manufacturing facility in Indonesia to manufacture certain of MPI's pressed ceramic products presently being manufactured by MPS in the Company's Singapore facilities. Under the terms of the Innoventure Agreement, MPI provided technical assistance, granted Innoventure a fully paid up, non-exclusive license to technology relating to the manufacture of certain of its pressed ceramic products and provided certain raw materials, production supplies and equipment. MPI also agreed to purchase the entire output of the facility subject to certain terms and conditions that are determined on an annual basis. Innoventure agreed to finance the construction and operation of the facility, and made a one-time non-refundable technology license fee payment of $500,000 in December 1993. Concurrent with MPS being placed into receivership by DBS in July 1997, an affiliate of Innoventure purchased many of the production assets of MPS, occupied its former facilities and began production of products and sales to former customers of MPS. The proceeds from the sale of such MPS assets, and payments made to the receiver by the Innoventure affiliate for use of the former MPS facilities, have been used by the receiver to retire a portion of MPS's debts. The receiver is still marketing for sale two buildings owned by MPS. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Future Operating Results and -- Future Capital Needs; Need for Additional Financing".

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

     In March 1997, the Company ceased its multilayer ceramic operations and began the liquidation of MPM's assets. Changing market demand for multilayer ceramic products and IBM's unwillingness to renegotiate the terms of the IBM Agreement or to commit to purchasing multilayer ceramic products from the Company were the principal reasons that the Company decided to liquidate MPM. All of MPM's Singapore employees have been terminated. MPM is currently in receivership, as defined under the laws of Singapore. The receiver for MPM has completed the liquidation of all of the MPM assets, and the proceeds therefrom have been used to retire a portion of MPM's debts. The Company anticipates that the liquidation of MPM will be completed during 1998. Transpac. On March 27, 1996, the Company and MPM consummated a financing with Transpac Capital Pte. Ltd. and other related investors (collectively, "Transpac") pursuant to which the Company issued 842,013 shares of its Common Stock to Transpac for the aggregate purchase price of $2,000,000 and MPM issued a debenture (the "Debenture") to Transpac in the principal amount of $9.0 million. The Debenture has a term of five years and bears interest at the rate of 8.5% per annum and is guaranteed by MPI. Accrued and unpaid interest is due and payable in annual installments at the end of each year of the term of the Debenture. The principal outstanding under the Debenture will be due and payable in full at the end of the five year term, however, from and after April 23, 1997 and through the term of the Debenture, the Debenture will be convertible at Transpac's option into shares of common stock of MPM or common stock of MPI. The Company has not made any payments under the Debenture. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Future Operating Results -- Future Capital Needs; Need for Additional Financing -- Repayment of Debt Obligations by MPM and MPS -- Adverse Impact of MPM and MPS Liquidations on MPI -- High Leverage and -- Status as a Going Concern."

     Restructure of Debt Obligations. The Company is currently attempting to renegotiate the terms of the debt obligations of its discontinued Singapore operations. The obligations which have been guaranteed by MPI, and which are the subject of the renegotiations, total approximately $27,000,000. See "Liquidity and Capital Resources."

ENGINEERING AND PRODUCT DEVELOPMENT

     The Company is a member of SEMI/SEMATECH, a consortium of United States companies working to enhance cooperation and participation by United States companies in assembly and packaging technology. The Company's strategy is to develop new interconnection products in an evolutionary manner, progressively upgrading from one level of technology to the next by making improvements upon commercially available materials and technology. The Company works closely with its customers to define new products and to develop new capabilities in a timely and cost effective manner. The Company also uses outside services, such as ASIC design, to supplement its internal capabilities. Engineering and product development expenditures were approximately $760,000, $666,000 and $565,000 in 1997, 1996 and 1995, respectively.

MANUFACTURING, SUPPLIERS AND TOTAL QUALITY PROGRAM

     The Company believes that its ability to manufacture its products in a timely and cost effective manner at the highest quality level is essential in order to be competitive in its markets and achieve its growth objectives. The Company's manufacturing facilities in San Diego, California include design and prototype facilities and a production capability. The Company intends to support high volume requirements for its MCM products partially through offshore subcontract manufacturing and assembly agreements.

     The Company believes that total quality management is a vital component of customer satisfaction and internal productivity. The Company maintains a system of quality control and documentation with respect to each of its manufacturing processes.

     The Company maintains a supplier quality program that includes qualification, performance measurement and corrective action requirements. The Company chooses its suppliers based on quality, delivery, service and price. Certain raw materials essential for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. In particular, MCMs that are provided to Schlumberger contain components which are provided solely by Schlumberger to the Company on a consignment basis. Under the Company's current arrangement with Schlumberger, the Company would be unable to supply Schlumberger with MCMs if Schlumberger were to cease supplying the Company with such components. In such event, the Company's ability to continue as a going concern would be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Operating Results and -- Sole or Limited Sources of Supply."

     The Company is subject to a variety of local, state, federal and foreign governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained all necessary environmental permits to conduct its business. To date, compliance with such regulations has not had a material adverse effect on the Company's capital expenditures or results of operations. The Company is currently a party to certain ongoing environmental matters. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Operating Results and -- Environmental Regulations."

BACKLOG

     As of December 31, 1997, the Company's backlog was approximately $11.3 million compared with approximately $13.1 million as of December 31, 1996. All product orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Because the Company generally ships products within 60 to 120 days of receipt of the order, and because of possible changes in delivery schedules, cancellations or rescheduling of orders and potential delays in product shipments, the Company's backlog at any particular date is not representative of actual sales for any succeeding period.

COMPETITION

     The MCM market is highly competitive, and the Company faces intense competition from a number of worldwide competitors. The Company's primary competitors in North America are Maxtech, VLSI Packaging, Raytheon, Hewlett-Packard, APTA and Micro-Module Systems. All of these competitors have significantly greater resources and production, marketing and other capabilities than the Company with which to develop, manufacture, market and sell MCMs. The principal elements of competition in the MCM market are design expertise, performance, size and cost. Although the Company believes that it competes favorably with respect to each of these factors, product improvements, technological advancements and new product introductions by the Company's competitors or customers of the Company's competitors could cause a decline in sales of the Company's MCM products or prevent the Company from increasing its market share of the MCM market. See "Management's Discussion and Analysis -- Future Operating Results -- Highly Competitive Industry; Significant Price Competition."

INTELLECTUAL PROPERTY RIGHTS

     The Company believes that the success of its business depends more on the technical competence, creativity and marketing abilities of its employees, rather than on patents, trademarks and other intellectual property rights. Nevertheless, the Company has a policy of seeking patents as appropriate on inventions resulting from its ongoing engineering and product development activities. In addition, the Company has acquired intellectual property rights through business acquisitions and technology licenses. The Company owns five United States patents. The Company has permitted two of these to lapse through non-payment of renewal fees. The other three expire beginning in February 2002 through July 2010. In addition, the Company owns three foreign patents, which expire beginning in May 1999 through March 2009, and eleven foreign patent applications are currently pending. The Company owns one registered United States trademark.

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

EMPLOYEES

     As of December 31, 1997, the Company had a total of 157 employees, including 129 engaged in manufacturing, 10 in engineering and product development, and 18 in sales, marketing and administration (including its executive officers). All of the Company's employees are located in the United States. None of the Company's employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS

     The Company's executive officers and key employees, and their ages as of March 23, 1998, are:

                       Name   Age                              Position
---------------------------   ---   ---------------------------------------------------------------
     Andrew K. Wrobel          46   President and Chief Executive Officer
     Denis J. Trafecanty       55   Senior Vice President and Chief Financial Officer and Secretary
     Charles F. Wheatley       63   Executive Vice President, Sales and Marketing
     Timothy R. Sullivan       41   Vice President and Controller

     Andrew K. Wrobel, age 46, has served as the President, Chief Executive Officer and Director of the Company since November 1997. From 1988 to 1997, Mr. Wrobel served as Chairman, President and Chief Executive Officer of GIGATEK Memory Systems, Inc., a manufacturer of computer disk drives. Prior to 1988, Mr. Wrobel was Vice President of Technology for Carlisle Memory Products Group and Vice President of Engineering for Data Electronics, and held various management positions in Marketing and Engineering at Texas Instruments and BASF. Mr. Wrobel holds Masters degree from the Massachusetts Institute of Technology.

     Denis J. Trafecanty, age 55, joined the Company in August 1996 as its Vice President and Chief Financial Officer and Secretary. In March 1997, he was promoted to Senior Vice President, Chief Financial Officer and Secretary. Prior to joining the Company, Mr. Trafecanty was the Vice President and Chief Financial Officer for Tandon Magnetics/Tandon USA, a manufacturer and distributor of personal computers and a distributor of computer hard disk drives, from September 1995 to August 1996. From December 1984 to August 1995, he was Vice President and Chief Financial Officer for Tandon Corporation (renamed TSL Holdings, Inc. in 1993), a manufacturer and distributor of personal computers and peripheral equipment. Mr. Trafecanty holds a B.A. degree in Accounting from Loyola Marymount University.

     Charles F. Wheatley, age 63, has served as Executive Vice President, Sales and Marketing of the Company since November 1997. Previously, Mr. Wheatley was Executive Vice President, Operations of the Company from November 1996 to November 1997, and Vice President, Sales and Marketing of the Company from January 1994 to October 1996. Prior to joining the Company, from May 1988 to January 1994, Mr. Wheatley served as a financial planning independent contractor for IDS/American Express Corp., a personal and business financial planning company. Mr. Wheatley also has 23 years of electronics industry experience in a variety of manufacturing, marketing and general management positions with several companies. Mr. Wheatley holds a B.A. degree in political science from Boston University.

     Timothy R. Sullivan, age 41, has served as Vice President and Controller of the Company since March 1997. Prior to joining the Company and since 1995, Mr. Sullivan was Chief Financial Officer of InteleTravel International, a wholesale provider of consumer travel-related products. From 1987 to 1995, Mr. Sullivan was Chief Financial Officer of Uni-Vite, Inc., a distributor of consumer products. Mr. Sullivan holds a B.S. degree in business administration from University of Southern California.

ITEM 2.  PROPERTIES

     The Company maintains its corporate headquarters in San Diego, California. This leased facility totals approximately 25,000 square feet and is used for corporate administration, design, engineering, manufacturing and sales operations. The lease on this facility expires in November 2002 and the Company has an option to renew for five years at the then fair market rent. The Company pays approximately $16,000 per month with respect to its facility in the United States.

     In addition to its facilities in the United States, the Company, through its Singapore subsidiaries (which are currently in liquidation or receivership), owns or leases facilities totaling 173,000 square feet in Singapore. The Company formerly used these facilities for the design, manufacture and sale of certain of the Company's products, including pressed ceramic packages. The Company owns two facilities of 48,000 square feet, which are subject to mortgages in favor of DBS, located on public land in Tuas, Singapore, which the Company is leasing from a government agency under lease agreements that expire in December 2014 and December 2024, respectively. On April 5, 1997, a fire partially destroyed one of the Company's Tuas facilities. The insurance adjusters estimate the damage to be over $3 million. MPS ceased during 1997 in making mortgage payments relating to its two owned facilities. The receiver of MPS is currently marketing for sale the two facilities owned by the Company. The proceeds from such sale will be used to retire the mortgages and other debt owed to DBS. The Company also leases two facilities, located in Bukit Merah, Singapore, under leases that expire in October 1998 and three facilities, located in Tuas, Singapore, occupied by MPM, under leases that expire between October 1997 and April 1998. The receiver of MPS is presently controlling the disposition of the two MPS leased facilities. A successor company has occupied the two facilities and is paying sublease rental payments to the receiver. The MPS leases are not guaranteed by the Company. The Company notified the landlord in March 1997 of its intention to abandon the three MPM facilities pursuant to the cessation of the Company's multilayer ceramic operations and the liquidation of MPM's assets. The facilities were returned to the landlord by the receiver of MPM in June
1997.  The MPM leases were not guaranteed by the Company.    See "Business --
License and Other Significant Agreements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

     The Company also previously shipped small quantities of hazardous waste for recycling to a San Diego hazardous waste treatment facility operated by a third party operator ("Operator"). The owner of the facility and the State of California have filed suits against the Operator and two of its officers and the owner of the facility has obtained a mandatory injunction to compel the removal of hazardous waste on site. If the Operator does not comply, it is possible that the property owner or a government agency could also sue or bring enforcement proceedings against approximately 100 hazardous waste generators, including the Company, that shipped such wastes to the facility to pay for the removal and to participate in site cleanup if any contamination is discovered. Based on its limited investigation to date, the Company is unable to determine whether this matter, if resolved adversely to the Company, would have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

     Numerous creditors have filed or threatened lawsuits against MPI and its subsidiaries for their respective various defaults and violations of certain agreements including debt obligations entered into by MPI and its various subsidiaries. If such creditors choose to enforce their claims and are successful in doing so, the Company may be forced to seek protection under Chapter 7 or 11 of Title 11 the United States Code.

     The Company's MPM and MPS subsidiaries are currently in receivership and liquidation in Singapore. The Company's MPC subsidiary is also currently in liquidation in Singapore. Several unsecured creditors of MPM and MPS have filed claims with the receiver, or obtained judgments against MPM and MPS.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     The following items were submitted to Shareholders of record on December 31, 1997 for their approval, pursuant to a written consent solicitation approved by the Board of Directors of the Company, which was mailed to Shareholders on or about January 9, 1998. No meeting of Shareholders was held. Both of the items subject to the written consent were approved by the Shareholders as of March 10, 1998.

                                                                                Consents
                                                                               Against or     Abstained       Broker
              Matter Submitted to Shareholders                 Consents For     Withheld                     Non-Votes


-------------------------------------------------------------------------------------------------------------------------
Increase in the Company's authorized but unissued shares of
 capital stock to consist of 35,000,000 additional shares
 of Common Stock for a total of 50,000,000 shares of Common
 Stock                                                            9,307,750         564,978      71,802               --

Increase in the Company's authorized but unissued shares of
 capital stock to consist of 10,000,000 shares of
 undesignated Preferred Stock                                     6,528,673         718,239     238,492         2,571,551


                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Company's Common Stock was traded on the Nasdaq National Market under the symbol MPIX from April 21, 1994 until March 12, 1997. On March 13, 1997, the Company was delisted from the Nasdaq National Market; subsequently, the Company's Common Stock has been quoted on the OTC Bulletin Board. The following table sets forth the range of high and low per share bid information, as reported on the Nasdaq National Market (through March 12, 1997) and the OTC Bulletin Board (from March 12, 1997) for each quarter for the last two years through December 31, 1997. On March 25, 1998, the average of the highest and lowest trading price per share was $0.56. On March 25, 1998, the Company had 117 holders of record of its Common Stock and 10,793,279 shares outstanding.


            Quarter Ended                        High        Low
            -------------                      --------    -------
            March 31, 1996                       $4.375     $2.000
            June 30, 1996                        $5.625     $2.750
            September 30, 1996                   $4.750     $3.250
            December 31, 1996                    $3.625     $0.688

            March 31, 1997                       $1.250     $0.280
            June 30, 1997                        $0.406     $0.156
            September 30, 1997                   $0.500     $0.156
            December 31, 1997                    $0.820     $0.360

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

ITEM 6.  SELECTED FINANCIAL DATA


                                                                            Fiscal Year Ended December 31,
                                                    -------------------------------------------------------------------------------

                                                        1997             1996             1995             1994             1993
                                                    ------------     ------------     ------------     ------------     -----------
                                                                         (In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net sales........................................   $     28,522     $     19,044     $     15,181     $     10,445     $     5,066
Cost of goods sold...............................         23,352           15,774           11,980            9,512           4,637
                                                    ------------     ------------     ------------     ------------     -----------
Gross profit.....................................          5,170            3,270            3,201              933             429
Selling, general and administrative..............          4,204            4,353            4,524            3,042           1,723
Engineering and product development..............            760              666              565              406             193
                                                    ------------     ------------     ------------     ------------     -----------

Income (loss) from operations....................            206           (1,749)          (1,888)          (2,515)         (1,487)

Other income (expense):
   Interest expense..............................            (37)            (787)             (69)             (90)           (160)

   Royalty revenue...............................             --               --               --              153             114
   Other income..................................            209               99               66              235              14
                                                    ------------     ------------     ------------     ------------     -----------

Income (loss) from continuing operations
  before income taxes and the cumulative
  effect of change in accounting principle.......            378           (2,437)          (1,891)          (2,217)         (1,519)

Discontinued operations..........................        (11,874)         (39,405)             505             (722)          1,373
                                                    ------------     ------------     ------------     ------------     -----------
Net income (loss) (1)(4).........................   $    (11,496)    $    (41,842)    $     (1,386)    $     (2,939)    $      (146)
                                                    ============     ============     ============     ============     ===========
Net loss per common share:(2)
   Historical....................................   $       0.04     $      (0.45)    $      (0.41)    $         --     $        --
   Pro forma before change in accounting
     principle (unaudited - Note 1)..............             --               --               --            (0.53)          (0.50)

   Pro forma cumulative effect of change
     in accounting principle.....................             --               --               --               --            0.11
   Discontinued operations.......................          (1.15)           (7.23)            0.11            (0.17)           0.34
                                                    ------------     ------------     ------------     ------------      ----------
   Net (loss)....................................   $      (1.11)    $      (7.68)    $      (0.30)    $      (0.70)     $    (0.05)
                                                    ============     ============     ============     ============      ==========
Shares used in pro forma per share calculation...         10,361            5,445            4,660            4,174           3,076
                                                    ============     ============     ============     ============      ==========



                                                                                     December 31,
                                                    -------------------------------------------------------------------------------
                                                        1997             1996             1995             1994             1993
                                                    ------------     ------------     ------------     ------------     -----------
                                                                                     (In thousands)
Consolidated Balance Sheet Data:
Working capital (deficiency).....................       $(41,657)        $(30,015)         $(4,883)         $  (368)      $  (1,461)
Total assets.....................................          9,911           24,894           42,427           27,635          21,825
Current liabilities..............................         50,074           50,726           25,438           16,603          14,836
Long-term debt, less current portion.............             69            4,782            9,573            2,230           1,154
Accumulated deficit (3)                                  (80,248)         (68,752)         (26,910)         (25,524)        (22,585)
Total shareholders' equity (deficit).............        (40,232)         (30,614)           7,416            8,802           5,835

_________
(1) See discussion of effects of income taxes in Note 9 to Notes to Consolidated Financial Statements.
(2) Historical net income (loss) per share has been omitted for 1993 through 1994 since it is not considered meaningful due to the automatic conversion of all of the Company's outstanding shares of Preferred Stock into shares of Common Stock upon the closing of the Company's initial public offering in April 1994. The calculation of the number of shares used in computing pro forma net income per share in 1993 and 1994 includes the effect of the conversion of all Series A and B Preferred Stock into 1,774,808 shares of Common Stock upon the closing of the Company's initial public offering as if such Preferred Stock had been converted into Common Stock on January 1, 1993.
(3) Includes stock dividends of $6,234,000 issued to the Company's preferred shareholders in 1993. See Note 10 to Notes to Consolidated Financial Statements.
(4) See discussion of discontinued operations in Note 15 to Notes to Consolidated Financial Statements.

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


RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statements of operations data of the Company expressed as a percentage of net sales for the periods indicated:



                                                  YEAR ENDED DECEMBER 31,
                                                1997       1996        1995
                                             ---------   ---------   ---------
Net sales...................................     100.0%      100.0%      100.0%
Cost of goods sold..........................      81.9        82.8        78.9
Gross profit................................      18.1        17.2        21.1
Selling, general and administrative.........      14.7        22.9        29.8
Engineering and product development.........       2.7         3.5         3.7
Income (loss) from operations...............       0.7        (9.2)      (12.4)
Other income (expense):
  Interest expense..........................      (0.1)       (4.1)       (0.5)
  Foreign exchange gain (loss)..............
  Other income..............................       0.7         0.5         0.4
Income (loss) from continuing operations....       1.3       (12.8)      (12.5)
  Loss from discontinued operations.........     (41.6)     (206.9)        3.3
Net income (loss)...........................     (40.3)     (219.7)       (9.1)


YEARS ENDED 1997, 1996 AND 1995

     Net sales. For the year ended December 31, 1997 ("1997"), net sales were $28,522,000, representing an increase of $9,478,000 or 50% over net sales of $19,044,000 for the year ended December 31, 1996 ("1996"). Sales for 1996 increased by 25% from $15,181,000 for the year ended December 31, 1995 ("1995"). The increase in net sales from 1996 to 1997 is primarily attributable to an increase in revenues from the sale of the Company's MCM products at CTM , partially offset by a reduction of $2,100,000 in revenues from MPA, as well as a reduction of $1,694,000 in revenues derived under an equipment and technology transfer agreement. Revenues derived under the equipment and technology transfer agreement are classified as "other sales" in the Company's Consolidated Statements of Operations. The increase in sales of MCMs for 1997 resulted from a 136% increase in the number of units sold over 1996, partially offset by a 29% decrease in average selling prices. The primary reason for the decrease in average selling prices resulted from CTM's principal customer deciding, effective July 25, 1997, to provide certain die on consignment, rather than selling them to the Company (see Note 5 to the Consolidated Financial Statements). This change to the provision of die on a consigned basis has resulted in a permanent reduction in selling prices of products sold to this customer. After removing the effect of the change to consignment basis, the average selling price declined by 10% when comparing 1997 to 1996. This reduction is due to changed product mix. The reduction in 1997 revenues at MPA are the result of the Company's sale of the assets and closing of that business in September 1996.

     The increase in net sales of 1996 as compared to 1995 is principally due to an increase in revenues from the sales of MCM products. The 1996 increase is due to both an increase in units sold and higher average selling prices on new components being produced, which corresponds to a higher raw material cost for these new components. Additionally, a decrease in revenues of $2,568,000 from MPA due to the sale of its assets and closing of that business in September 1996, was substantially offset by an increase of $1,785,000 in revenues derived under an equipment and technology transfer agreement begun in 1996.

     Cost of goods sold. For 1997, cost of goods were $23,352,000, representing an increase of $7,578,000 or 48% over cost of goods for 1996. Cost of goods sold for 1996 increased by $3,794,000 or 32% over cost of goods sold of $11,980,000 for 1995. The increase in cost of goods sold for 1997 over 1996 is the result of an increase of $10,136,000 for cost of MCM products sold at CTM, offset by a reduction at MPA due to the sale and closure of the MPA operation in September 1996. Additionally, cost of goods sold for "other sales" decreased by $1,480,000 from 1996 to 1997 due to the completion in 1997 of an equipment and technology transfer agreement. The increase in cost of goods sold of MCMs for 1997 resulted from a 136% increase in the number of units sold over 1996, partially offset by a decrease in average per unit costs. The primary reason for the decrease in average per unit costs resulted from CTM's principal customer deciding, effective July 25, 1997, to provide certain die on consignment, rather than selling them to the Company (see Note 5 to the Consolidated Financial Statements). This change to the provision of die on a consigned basis has resulted in a permanent reduction in unit costs of products sold to this customer. Cost of goods sold in percentage terms decreased in 1997 as compared to 1996 from 83% to 82% due to the efficiencies of higher sales volumes and improved overhead absorption at CTM.

     Cost of goods sold includes the cost of certain customer-supplied material through July 25, 1997, at which time the material was supplied by the customer on consignment. If such change had been made effective as of the beginning of each year and the cost of the customer-supplied material was eliminated from the period, cost of goods sold as a percentage of sales would have been 71% for 1997, as compared to 70% for 1996. As noted above, the reduction in unit costs of these products is permanent and will be reflected in future periods as lower cost on a percentage basis.

     The increase in cost of goods for 1996 as compared to 1995 is the result of an increase of $4,021,000 in the cost of MCM products sold at CTM, which increase is principally the result of an increase in the number of units sold of the Company's MCMs. Cost of goods sold for "other sales" increased by $1,523,000 for 1996 as compared to 1995 due to the commencement of an equipment and technology transfer agreement. Cost of goods sold at MPA declined by $1,751,000 due to a decrease in sales volume. Cost of goods sold in percentage terms increased in 1996 over 1995 from 79% to 83% primarily due to lower overall margins at CTM and increased gross margin degradation at MPA. If the effect of the change to customer-supplied material as described above had been made effective as of the beginning of each year and the cost of the customer-supplied material was eliminated from the period, cost of goods sold as a percentage of sales would have been 70% for 1996, as compared to 67% for 1995.

     Gross profit. Gross profit for 1997 was $5,170,000, an increase of $1,900,000 or 58% over 1996. Gross profit for 1996 increased by $69,000 or 2% over gross profit of $3,201,000 in 1995. Gross profit for 1997 represents 18% of net sales, as compared to 17% for 1996 and 21% for 1995. The increase in gross profit for 1997 is principally the result of the increase in the Company's sales for the same period. The increase in gross profit when expressed as a percentage of sales for 1997 as compared to 1996 is primarily due to the efficiencies of higher sales volumes and improved overhead absorption at CTM as well as differing product mix. If the effect of the change to customer-supplied material as described above had been made effective as of the beginning of each year and the sales to, and attendant cost of, the customer-supplied material was eliminated from the period, gross profit as a percentage of sales would have been 29% for 1997, as compared to 30% for 1996.

     The increase in gross profit for 1996 as compared to 1995 is principally the result of the increase in the Company's sales for the same period. The decrease in gross profit when expressed as a percentage of sales for 1996 as compared to 1995 is primarily due to the lower overall margins at CTM and increased gross margin degradation at MPA. If the effect of the change to customer-supplied material as described above had been made effective as of the beginning of each year and the sales to, and attendant cost of, the customer-supplied material was eliminated from the period, gross profit as a percentage of sales would have been 30% for 1996, as compared to 33% for 1995.

     With the combination of increasing demand for newer, lower-margin products, and the increase in margins which results from the effect of eliminating die cost from certain net sales and cost of goods sold (resulting from the change to consigned die), it is difficult for the Company to predict gross profit levels for 1998.

     Selling, General and Administrative. Selling, general and administrative expenses were $4,204,000 for 1997, a decrease of $149,000 or 3% as compared to 1996. Selling, general and administrative expenses were $4,353,000 for 1996, a decline of $171,000 or 4% as compared to 1995. Costs associated with MPA , which was active in 1995, declined throughout 1996 and ended when the subsidiary was closed in September 1996. The administrative costs associated with this separate operation were eliminated in the last quarter of 1996 and throughout 1997 after the subsidiary was closed.

     Engineering and Product Development. Engineering and product development expenses were $760,000 for 1997, an increase of $94,000 or 14% as compared to 1996. Engineering and product development expenses were $666,000 in 1996, an increase of $101,000 or 18% as compared to 1995. Engineering and product development expenses at MPA declined from $328,000 in 1995 to $149,000 in 1996 to zero in 1997, reflecting the closure of this subsidiary in September 1996. Engineering and product development expenses at CTM increased by more than the decline at MPA during the same periods. The increased expenses at CTM reflect an increase in personnel costs and expenditures on materials used in product development for both comparative periods.

     Interest expense. Interest expense totaled $37,000 for 1997, a decrease of $750,000 or 95% from 1996. Interest expense was $787,000 for 1996, an increase of $718,000 from 1995. Interest expense for 1996 is higher as compared to 1997 and 1995 primarily due to the discount and interest on the convertible debentures issued to offshore investors in 1996.

     Other income. Other income was $209,000 for 1997, an increase of $110,000 or 111% as compared to 1996. Other income was $99,000 for 1996, an increase of $33,000 or 50% as compared to 1995. Other income consists principally of interest income and the sale of scrap in 1996 and 1995. In addition, other income for 1997 includes the collection of $190,000 as partial collection of an amount written off as uncollectible in 1995.

     Effects of income taxes. During 1996, the Company's foreign and domestic operations generated operating losses for both financial reporting and income tax purposes. During 1997 and 1995, taxable income at the Company's domestic and foreign operations was offset by the utilization of net operating loss and other carryforwards. As of December 31, 1997, the Company had net operating loss carryforwards of approximately $11,445,000 for federal income tax purposes and approximately $1,025,000 for California tax purposes. In addition, at December 31, 1997, the Company had $431,000 in federal research and development credits and $37,000 in investment tax credits available for United States income tax purposes. The Company believes it has incurred an ownership change pursuant to
Section 382 of the Internal Revenue Code and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations. As of December 31, 1997, the Company had capital allowance carryforwards of approximately $5,700,000 for Singapore income tax purposes.

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

     A valuation allowance is provided when it is more likely than not that some portion of all of the deferred tax assets will not be realized. As a result of the Company's significant losses in 1997 and prior years and uncertainties surrounding the realization of the net operating loss carryforward which was generated during 1997 and prior years, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, a 100% valuation allowance has been recorded as of December 31, 1997 and December 31, 1996 in the amounts of $7,452,000 and $7,355,000, respectively.

     Discontinued operations. The income from discontinued operations, combined with the estimated loss on disposal of the assets of those discontinued operations, was a loss of $11,874,000 for 1997, as compared to a loss of $39,405,000 for 1996, as compared to income of $505,000 for 1995. Discontinued operations consist of the net activities of the Company's Singapore subsidiaries: MPM, MPS, MPC, and FT.

     In March 1997, the Board of Directors of the Company decided to discontinue the multilayer ceramic operations, MPM, and had recorded $29,345,000 of the effect of this decision in 1996 and a further $1,413,000 in 1997. Changing market demand for multilayer ceramic products and IBM's unwillingness to renegotiate the terms of the IBM Agreement or to commit to purchase products from the Company were the main reasons that the Board decided to discontinue the multilayer ceramic operations. All of MPM's employees were terminated by April 1997. MPM is currently in receivership and liquidation as defined under the laws of Singapore. The receiver for MPM has completed the liquidation of all of the MPM assets, and the proceeds therefrom have been paid to retire a portion of MPM's debts. The Company anticipates that the liquidation of MPM will be completed during 1998.

     On July 10, 1997, DBS, one of largest creditors of MPS, appointed a Receiver and Manager to liquidate the assets of MPS, the Company's subsidiary that manufactured pressed ceramic products. DBS exercised its option to appoint a Receiver and Manager under the terms of a Deed of Debenture dated November 27, 1984 (as amended) between DBS and MPS. All of MPS's employees were terminated on July 10, 1997 when MPS ceased operations. MPS has subsequently been placed into liquidation. The Company has recorded reserves for $5,938,000 in 1997 relating to the closure and liquidation of MPS. The receiver for MPS has liquidated most of the assets of MPS, except for two buildings located in Tuas, Singapore owned by MPS. The buildings are expected to be sold during 1998 and the proceeds therefrom used to retire indebtedness owed to DBS by MPS or MPM. The proceeds from the liquidation of the assets have been paid to DBS to retire a portion of MPS's debt.

     In April 1997, MPC was informed that Carborundum , its sole customer, was immediately cancelling the manufacturing and related agreements with MPC as a result of Carborundum's sale of its assets to a third party. Also in April 1997, a fire at the MPC facility caused damage to the building and certain equipment. The Company is insured against the fire. The Company has closed the MPC operation and terminated all of its employees. The Company anticipates the liquidation of MPC will be completed in 1998.

     FT is a dormant subsidiary of the Company located in Singapore. FT is being wound up and will be liquidated in 1998.

     The net operating results of the activities of MPM, MPS, MPC and FT for each of the years 1997, 1996 and 1995 have been included as income or loss from discontinued operations on the Consolidated Statement of Operations. Amounts recorded as estimated losses on disposal of assets of the discontinued operations reflect management's best estimates of the amounts expected to be realized on the sale of the assets associated with these discontinued operations and the expenses to be incurred through the disposal date. Such expenses include

$3.5 million of interest expense relating to the indebtedness of the discontinued operations through the expected completion of the liquidation process. The amounts the Company will ultimately realize and incur could be materially different from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

     During 1997, the Company financed its operations from operating cash flow. In 1996 and 1995, the Company financed its operations through a combination of cash flow from operations, bank and other borrowings, equipment lease financings and certain other debt and equity financings. During 1997, operating activities of continuing operations provided $1,095,000, while discontinued operations provided $3,200,000. Investing activities, consisting principally of sales of assets of discontinued operations, provided $1,881,000, and financing activities used $7,834,000 during 1997, primarily due to the repayment of long-term debt at discontinued operations. At December 31, 1997, the Company had a working capital deficiency of $41,657,000 and an accumulated deficit of $80,248,000.
The Company had outstanding at December 31, 1997 approximately $27,151,000 of debt from its discontinued operations, which debt has been guaranteed by MPI, the parent company, and most of which debt is in default and due on demand.

     During 1997, the Company had no significant additions of liquidity from outside the Company. During 1996, the Company completed two financings. The Company completed in March 1996 an equity financing of $2,000,000 with Transpac and also issued to Transpac $9,000,000 of convertible debentures. The Company completed in October 1996 an additional $2,800,000 financing by issuing a series of convertible debentures to various investors. During 1995, the Company completed several borrowings with customers of its now-discontinued Singapore operations, totaling approximately $11,000,000.

     The Company's sole source of liquidity at December 31, 1997 consisted of $1,296,000 of cash from operations. The Company has no borrowing arrangements available to it.

     The Company is currently in default on substantially all of its debt obligations. It is currently attempting to negotiate more favorable repayment terms for all of its debt obligations.

     At December 31, 1997, the Company had outstanding borrowings due to DBS totaling $3,955,000, excluding mortgages. The amount outstanding is the remaining balance of various borrowings made by MPM, MPS and MPC under lines of credit, overdraft facilities, and an accounts receivable financing line of credit. This balance remains after the liquidation of assets of MPM and MPS by the receivers and the application to these debts of the resulting proceeds from those assets of those entities. All assets of MPM have been liquidated by the receiver of MPM. Two buildings located in Tuas, Singapore and owned by MPS are still owned by MPS. These buildings are currently being marketed by the receiver of MPS and proceeds from the sale of those buildings will be utilized first, to retire the two mortgages encumbering the properties (described below), and any remaining proceeds will be used to retire these outstanding borrowings. The receiver is additionally attempting to collect approximately $2,400,000 payable by a former customer of MPS. The amount has been unpaid since June 1997 and has been fully reserved for by MPS. If the receiver is successful in collecting all or a portion of this receivable, the proceeds will be used to retire these borrowings. These amounts are currently in default, payable upon demand, and bear interest at the bank's prime rate plus 5%, which is equal to the rate of 13.75% as of December 31, 1997. All of these amounts are secured by the remaining assets of MPM and MPS and are guaranteed by MPI.

     At December 31, 1997, the Company had borrowings of $9,000,000 under the Transpac debentures (see Note 7 to Consolidated Financial Statements). The debentures bear interest at the rate of 8.5%. As of December 31, 1997, approximately $1,375,000 of accrued interest was due and payable under the Transpac debentures. The debenture has been fully guaranteed by MPI. The debentures are currently in default and payable upon demand.

     At December 31, 1997, the Company had outstanding a term note due to NS Electronics, a former customer of MPS, a discontinued Singapore operation. The note bears interest at 18% per annum. The balance due under the note is $1,250,000 and approximately $172,000 of accrued interest was also due and payable as of December 31, 1997. The note has been fully guaranteed by MPI and is secured by certain assets of the Company. The note is currently in default and payable upon demand.

     At December 31, 1997, the Company had outstanding a term note due to TI, a former customer of MPS. The note bears interest at the rate of 3.5% per annum. The balance due under the note is $3,521,000 and approximately $69,000 of accrued interest was due and payable as of December 31, 1997. The note has been fully guaranteed by MPI. The note is currently in default and payable upon demand.

     At December 31, 1997, the Company had outstanding a term note due to SGS-Thomson Microelectronics, a former customer of MPS. The note bears interest at the rate of 7.25% per annum. The balance due under the note is $4,000,000 and approximately $381,000 of accrued interest was due and payable as of December 31, 1997. The note has been fully guaranteed by MPI and is secured by certain assets of the Company. The note is currently in default and payable upon demand.

     At December 31, 1997, the Company had outstanding a term note due to Citibank N.A., which note is guaranteed by Motorola, a former customer of MPS. The note bears interest at approximately 7% per annum. The balance due under the note is $2,208,000 and approximately $10,000 of accrued interest was due and payable as of December 31, 1997. The note has been guaranteed by MPI and is secured by certain assets of the Company as well as all shares of CTM and MPA. The note is currently in default and payable upon demand.

     At December 31, 1997, the Company had outstanding an amount due to Samsung Corning. Samsung Corning had guaranteed a $1,000,000 loan from DBS to MPS. The remaining balance due to DBS under the loan, approximately $583,000, was paid by Samsung Corning to DBS in December 1997. The Company has accordingly recorded the $583,000 as a liability to Samsung Corning, as well as $43,000 of accrued and unpaid interest as of December 31, 1997. The Company is currently negotiating settlement of the amount paid by Samsung Corning to DBS.

     At December 31, 1997, the Company had outstanding two mortgage notes due to DBS, secured by two buildings located in Tuas, Singapore and owned by MPS. The mortgage notes bear interest at 13.75%. The balance due under the mortgage notes was $1,081,000 as of December 31, 1997. The notes are guaranteed by MPI. The notes are currently in default and payable upon demand.

     At December 31, 1997, the Company had outstanding a deficiency balance from capital leases due to Orix Leasing totaling $1,601,000. The amount outstanding is the remaining balance of various lease borrowings made by MPM and MPS. This balance remains after the liquidation of the leased assets of MPM by Orix Leasing and the application to these leases of the resulting proceeds from those assets of those entities. The remaining amount outstanding is represented by a note issued by MPI at an interest rate of 7.25%. The note is currently in default and is payable upon demand.

     The Company also has various capitalized leases for equipment utilized in the US operations, with a total balance of approximately $91,000 as December 31, 1997. These lease obligations are being serviced currently by CTM.

     The Company is currently attempting to renegotiate the terms of the debt obligations of its discontinued Singapore operations. Certain obligations which total approximately $27,000,000 have been guaranteed by MPI. The Company has reached nonbinding oral agreements to restructure these guaranteed debts with creditors comprising over 76% of the obligations. The Company has reached preliminary, nonbinding written agreements with three of these creditors, whose debts total approximately 58% of the total debt obligations of $27,000,000.

The agreements reached with creditors principally involve MPI paying 30% of the principal and accrued but unpaid interest owed to each creditor as of December 31, 1997, within six months of formal documents being agreed between the parties. The remaining 70% would be forgiven by the creditors at the time of the payment of the 30% portion. The Company intends to attempt to obtain financing for the 30% portion to be paid by the Company. There can be no assurance that the Company will be successful in its efforts to reduce the nonbinding agreements reached with the creditors to binding written agreements. There can also be no assurance that the Company will be successful in its efforts to obtain the financing needed, on acceptable terms, in order to fulfill its obligations under the agreements reached with creditors.

     The Company previously purchased raw materials from its principal customer, Schlumberger. As of July 25, 1997, the material was supplied by the customer on consignment. As of December 31, 1997, the Company owes to that customer approximately $4,959,000 from purchases previously made before the change to consignment. The Company is making regular payments to Schlumberger under an informal repayment plan.

     In October 1996, the Company issued $2,800,000 of convertible debentures at a per annum interest rate of 8% to a group of offshore investors. This offering was not registered under the Securities Act of 1933, as amended, pursuant to the exemption provided by Regulation S promulgated thereunder. The Company also issued to one of the offshore investors a warrant to purchase 75,421 shares of the Company's Common Stock. The exercise price of the warrant is the lesser of the average price at which the debentures are converted ($0.55 per share) or 110% of the closing bid price of the Company's Common Stock as reported by Nasdaq National Market on October 23, 1996 (which was $2.75 per share). The warrant became exercisable 45 days after October 23, 1996 and expired on October 23, 1997. The debentures were converted beginning December 13, 1996 and completely converted on February 20, 1997. The offshore investors were issued an aggregate of 5,108,783 shares of the Company's Common Stock. The conversion of these debentures significantly diluted any earnings per share amount and significantly diluted the ownership interests of MPI's shareholders.

     The Company has outstanding indebtedness at December 31, 1997 denominated in Singapore dollars of approximately Singapore $3,400,000 (U.S. equivalent $2,144,000). Further, the Company has two buildings, also located in Singapore, which are mortgaged as security for the Singapore loans and are anticipated to be sold within the next year. All of the Company's other indebtedness is denominated in U.S. dollars, and all other Singapore-based assets have been liquidated by the receiver of MPM or MPS and used to retire outstanding indebtedness. The Company believes that the value of the buildings located in Singapore is at least equal to the amount of the Company's debt which is denominated in Singapore dollars. Accordingly, the Company believes its exposure to foreign currency rate movements is extremely limited since it has matched the maturity and approximate amount of assets and liabilities denominated in the Singapore dollar.


FUTURE OPERATIONS

     Status as a Going Concern. The Company's independent certified public accountants have included an explanatory paragraph in their audit report with respect to the Company's 1997, 1996 and 1995 consolidated financial statements related to a substantial doubt with respect to the Company's ability to continue
as a going concern.   Absent outside debt or equity financing, and excluding
significant expenditures required for the Company's major projects and assuming the Company is successful in restructuring its debt, the Company currently anticipates that cash on hand and anticipated cash flow from operations may be adequate to fund its operations in the ordinary course throughout 1998. Any significant increase in planned capital expenditures or other costs or any decrease in or elimination of anticipated sources of revenue or the inability of the Company to restructure its debt could cause the Company to restrict its business and product development efforts. There can be no assurance that the Company will be successful in restructuring its debt on acceptable terms, or at all. If adequate revenues are not available, the Company will be unable to execute its business development efforts and may be unable to continue as a going concern. There can be no assurance that the Company's future consolidated financial statements will not include another going concern explanatory paragraph if the Company is unable to restructure its debt and become profitable. The factors leading to and the existence of the explanatory paragraph will have a material adverse effect on the Company's ability to obtain additional financing. See "Future Capital Needs; Need for Additional Financing -- Liquidity and Capital Resources -- Consolidated Financial Statements."

     Risk of Bankruptcy. The Company may need to be reorganized under Chapter 11 of Title 11 of the United States Code or liquidated under Chapter 7 of Title 11 of the United States Code. There can be no assurance that if the Company decides to reorganize under the applicable laws of the United States that such reorganizational efforts would be successful or that shareholders would receive any distribution on account of their ownership of shares of the Company's stock. Similarly, there can be no assurances that if the Company decides to liquidate under the applicable laws of the United States that such liquidation would result in the shareholders receiving any distribution on account of their ownership of shares of the Company's stock. In fact, if the Company were to be reorganized or liquidated under the applicable laws of the United States, the bankruptcy laws would require (with limited exceptions) that the creditors of the Company be paid before any distribution is made to the shareholders.

     Future Capital Needs; Need for Additional Financing. The Company's future capital requirements will depend upon many factors, including the extent and timing of acceptance of the Company's products in the market, requirements to restructure and retire its substantial debt, requirements to construct, transition and maintain existing or new manufacturing facilities, commitments to third parties to develop, manufacture, license and sell products, the progress of the Company's research and development efforts, the Company's operating results and the status of competitive products. If the Company is successful in restructuring its debt obligations, absent debt or equity financing and excluding significant expenditures required for the Company's major projects, the Company anticipates that cash on hand and anticipated cash flow from operations may be adequate to fund its operations through 1998. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations. In addition, the Company may require substantial additional financing to fund its operations in the ordinary course, particularly if the Company is unable to restructure its debt obligations. Furthermore, the Company may require additional financing to fund the acquisition of selected assets needed in its production facilities. There can be no assurance that the Company will be able to obtain such additional financing on terms acceptable to the Company, or at all.

     The Company is in breach of substantially all of its debt obligations and is in default under each of such agreements. If the Company cannot reach an agreement with its creditors to repay its obligations, the Company will not be able to continue as a going concern. The Company's high level of outstanding indebtedness and the numerous restrictive covenants set forth in the agreements covering this indebtedness and its default position prohibit the Company from obtaining additional bank lines of credit and from raising funds through the issuance of debt or other securities without the prior consent of DBS and Transpac. The Company is currently in default on its guarantee and loan obligations to DBS as a result of the Company's decision to cease its multilayer and pressed ceramics operations, and to liquidate the assets of MPM and MPS. The liquidation of MPM and MPS have also resulted in the Company's default under a number of other agreements, and certain creditors have informed the Company they intend to accelerate outstanding payments due to them under various credit agreements because of such defaults. There can be no assurance that other creditors of the Company will not also choose to accelerate the Company's debt obligations and the Company will not able to repay such accelerated obligations as they become due and immediately payable. If either a sufficient number of creditors or any of the substantial creditors choose to accelerate payments or to place MPI or one or more of its subsidiaries under judicial reorganization, the Company may be forced to seek protection under Chapter 11 of Title 11 of the United States Code or similar bankruptcy laws of Singapore. If the Company were to seek additional financing, such additional financing may not be available to the Company on acceptable terms, or at all. If additional funds are raised by issuing equity or convertible securities, further dilution to the existing shareholders will result. Since adequate funds are not currently available, the Company has been required to delay, scale back or eliminate programs which could continue to have a material adverse effect on the Company's business, prospects, financial condition and results of operations. In addition, the Company has been forced to delay, downsize or eliminate other research and development, manufacturing, construction or transitioning programs or alliances or obtain funds through arrangements with third parties pursuant to which the Company has been forced to relinquish rights to certain of its technologies or to other assets that the Company would not otherwise relinquish. The delay, scaling back or elimination of any such programs or the relinquishment of any such rights could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. See "Status as a Going Concern", "Future Capital Needs; Need for Additional Financing" and "Liquidity and Capital Resources".

     Future Operating Results. The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future depending upon a variety of factors, including foreign currency losses, corporate and debt restructurings, creditor relationships, conversions of significant amounts of debt into a significant amount of equity, downward pressure in gross margins, losses due to low shipping volume, delayed market acceptance, if any, of new and enhanced versions of the Company's products, delays, cancellations or reschedulings of orders, delays in product development, defects in products, integration of acquired businesses, political and economic instability, natural disasters, outbreaks of hostilities, variations in manufacturing yields, changes in manufacturing capacity and variations in the utilization of such capacity, changes in the length of the design-to-production cycle, relationships with and conditions of customers, subcontractors, and suppliers, receipt of raw materials, including consigned materials, customer concentration, price competition, cyclicality in the semiconductor industry and conditions in the personal computer industries. In addition, operating results will fluctuate significantly based upon several other factors, including the Company's ability to attract new customers, changes in pricing by the Company, its competitors, subcontractors, customers or suppliers, and fluctuations in manufacturing yields. The absence of significant backlog for an extended period of time will also limit the Company's ability to plan production and inventory levels, which could lead to substantial fluctuations in operating results. Accordingly, the failure to receive anticipated orders or delays in shipments due, for example, to unanticipated shipment reschedulings or defects or to cancellations by customers, or to unexpected manufacturing problems may cause net sales in a particular quarter to fall significantly below the Company's expectations, which would materially adversely affect the Company's operating results for such quarter. The impact of these and other factors on the Company's net sales and operating results in any future period cannot be forecasted with certainty. In addition, the significant fixed overhead costs at the Company's facilities, the need for continued expenditures for research and development, capital equipment and other commitments of the Company, among other factors, will make it difficult for the Company to reduce its expenses in a particular period if the Company's sales goals for such period are not met. A large portion of the Company's operating expenses are fixed and are difficult to reduce or modify should revenues not meet the Company's expectations, thus magnifying the material adverse impact of any such revenue shortfall. Accordingly, there can be no assurance that the Company will not incur losses in the future or that such losses will not have a material adverse effect on the Company's business, financial condition and results of operations.

     Repayment of Debt Obligations by MPM and MPS. As of December 31, 1997, MPM and MPS had combined outstanding borrowings of approximately $27,151,000. Most of the assets of MPM and MPS have been liquidated by receivers appointed by DBS. The Company currently anticipates that the remaining proceeds from the liquidation of assets will be insufficient to fully repay its outstanding debt. Since the borrowings have been guaranteed by MPI, the Company is currently attempting to negotiate more favorable terms for the repayment of the remaining indebtedness. The failure of the Company to obtain favorable repayment terms would materially adversely affect the Company's financial condition and the ability of the Company to continue as a going concern.

     MPM is obligated, pursuant to its real property lease in Singapore with Jurong Town Corporation ("JTC"), to return the facilities which it has been leasing to their original state before returning the facilities to JTC. Returning the facilities to their original state would require the expenditure of a substantial amount of money. There can be no assurance that JTC will not enforce this lease provision. If MPM were forced to return the facilities to their original state, such actions could materially adversely affect any plans to restructure MPM's debt obligations. See "Liquidity and Capital Resources".

     Adverse Impact of MPM and MPS Liquidations on MPI. MPM and MPS are currently being liquidated under the laws of Singapore. The liquidation of the assets of MPM and MPS are expected to generate proceeds that total less than the outstanding obligations of those entities guaranteed by MPI. If such shortfall occurs, MPI may be forced to repay any outstanding debt because of its role as guarantor of such debts. If MPI were unable to repay these debts, the Company may be forced to seek bankruptcy protection under Chapter 11 or Chapter 7 of Title 11 of the United States Code or similar bankruptcy laws of Singapore for MPI and its subsidiaries.

     Certain Obligations of MPS. At December 31, 1997, MPS had outstanding borrowings of approximately $3,955,000 with DBS and had borrowed an aggregate of approximately $11,354,000 from a consortium of customers to fund its purchase of certain CERDIP manufacturing and alumina powder equipment from Samsung Corning. All such amounts are in default. If any lender were to accelerate the principal due as one of their remedies, such accelerations will materially adversely affect the Company's ability to continue as an ongoing concern and may force the Company to seek bankruptcy protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code or similar bankruptcy laws of Singapore. As a part of the Consortium, Motorola guaranteed MPS' repayment of $2.0 million in borrowings from a certain bank lender. Under the terms of the agreement relating to Motorola's guarantee, MPI granted Motorola a security interest in all of the issued and outstanding capital stock of MPS, CTM and MPA. While in default, Motorola may have the right to vote and give consents with respect to all of the issued and outstanding capital of MPS, CTM and MPA . As a result, during the continuation of any such event of default, MPI may be unable to control at the shareholder level the direction of the subsidiaries that generate substantially all of the Company's revenues and hold substantially all of the Company's assets. Any such loss of control would have a material adverse effect on the Company's business, prospects, financial condition, results of operations and status as an ongoing concern and could force the Company to seek protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code or similar bankruptcy laws of Singapore. The agreements covering the Transpac Financing, including the convertible debenture and MPI's guarantee of such MPM indebtedness, contain numerous restrictions and events of default that have been triggered by the aforementioned actions and would, if they became effective and operative, materially adversely affect the Company's business, prospects, results of operations, condition and status as an ongoing concern and could force the Company to seek protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code or similar bankruptcy laws of Singapore.

     High Leverage. The Company is highly leveraged and has substantial debt service requirements. The Company has $50,143,000 in liabilities as of December 31, 1997. On December 31, 1997, the Company had a total shareholders' deficit of approximately $40,232,000. The Company's ability to meet its debt service requirements will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operation of the Company, many of which are beyond its control and on the willingness of the Company's creditors to participate in restructuring the Company's debt. There can be no assurance that the Company will be able to meet the capital requirements described above or, if the Company is able to meet such requirements, that the terms available will be favorable to the Company. See "Liquidity and Capital Resources".

     Highly Competitive Industry; Significant Price Competition. The electronic interconnection technology industry is intensely competitive. The Company experiences intense competition worldwide from a number of manufacturers, including Maxtek Components Corporation, VLSI Packaging, Raytheon Electronic Systems, Hewlett-Packard Company, Advanced Packaging Technology of America and MicroModule Systems, all of which have substantially greater financial resources and production, marketing and other capabilities than the Company with which to develop, manufacture, market and sell their products. The Company faces competition from certain of its customers that have the internal capability to produce products competitive with the Company's products and may face competition from new market entrants in the future. In addition, corporations with which the Company has agreements are conducting independent research and development efforts in areas which are or may be competitive with the Company. The Company expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's existing products which could materially adversely affect the Company's business, financial condition and results of operations. The Company is also experiencing significant price competition, which may materially adversely affect the Company's business, financial condition and results of operations. The Company believes that to remain competitive in the future it will need to continue to develop new products and to invest significant financial resources in new product development. There can be no assurance that such new products will be developed or that sales of such new products will be achieved. There can be no assurance that the Company will be able to compete successfully in the future.

     Reliance on Schlumberger. Sales to one customer, Schlumberger, accounted for 89% of the Company's net sales in 1997 and is expected to continue to account for a significant part of the Company's net sales. Under the agreement between Schlumberger and the Company entered into in January 1998, the Company is obligated to provide Schlumberger with its requirements for MCM product. Given the Company's anticipated continued reliance on its MCM business as a percentage of overall net sales, the failure to meet Schlumberger's requirements will materially adversely affect the Company's ability to continue as an ongoing concern. In addition, under the terms of the agreement , Schlumberger is entitled to request repricing of the Company's products. Schlumberger hs requested repricing for the second quarter of 1998. Such repricing in the future may result in the Company being unable to produce the products made for Schlumberger with an adequate operating profit, and the Company may be unable to compete with the prices of other vendors who supply the same or similar products to Schlumberger. The failure to satify the terms of the agreement, or the failure of the Company to achieve an operating profit under the contract, would have a material adverse impact on the Company's business, financial condition, and results of operation.

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

     Dependence on Semiconductor and Personal Computer Industries. The financial performance of the Company is dependent in large part upon the current and anticipated market demand for semiconductors and products such as personal computers that incorporate semiconductors. The semiconductor industry is highly cyclical and historically has experienced recurring periods of oversupply The Company believes that the markets for new generations of semiconductors will also be subject to similar fluctuations. The semiconductor industry is currently experiencing rapid growth but lately has demonstrated a slowdown in demand. There can be no assurance that such growth will return and that the slowdown will not continue. A reduced rate of growth in the demand for semiconductor component parts due, for example, to competitive factors, technological change or otherwise, may materially adversely affect the markets for the Company's products. From time to time, the personal computer industry, like the semiconductor industry, has experienced significant downturns, often in connection with, or in anticipation of, declines in general economic conditions. Accordingly, any factor adversely affecting the semiconductor or the personal computer industry or particular segments within the semiconductor or personal computer industry may materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company's net sales and results of operations will not be materially adversely affected if downturns or slowdowns in the semiconductor, personal computer industry or other industries utilizing the Company's products continue or again occur in the future.

     Technological Change; Importance of Timely Product Introduction; Uncertainty of Market Acceptance and Emerging Markets. The markets for the Company's products are subject to technological change and new product introductions and enhancements. Customers in the Company's markets require products embodying increasingly advanced electronics interconnection technology. Accordingly, the Company must anticipate changes in technology and define, develop and manufacture or acquire new products that meet its customers' needs on a timely basis. The Company anticipates that technological changes could cause the Company's net sales to decline in the future. There can be no assurance that the Company will be able to identify, develop, manufacture, market, support or acquire new products successfully, that any such new products will gain market acceptance, or that the Company will be able to respond effectively to technological changes. If the Company is unable for technological or other reasons to develop products in a timely manner in response to changes in technology, the Company's business, financial condition and results of operations will be materially adversely affected. There can be no assurance that the Company will not encounter technical or other difficulties that could in the future delay the introduction of new products or product enhancements. In addition, new product introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's products, which could materially adversely affect the Company's business, financial condition and results of operations. Even if the Company develops and introduces new products, such products must gain market acceptance and significant sales in order for the Company to achieve its growth objectives. Furthermore, it is essential that the Company develop business relationships with and supply products to customers whose end-user products achieve and sustain market penetration. There can be no assurance that the Company's products will achieve widespread market acceptance or that the Company will successfully develop such customer relationships. Failure by the Company to develop products that gain widespread market acceptance and significant sales or to develop relationships with customers whose end-user products achieve and sustain market penetration will materially adversely affect the Company's business, financial condition and results of operations. The Company's financial performance will depend in significant part on the continued development of new and emerging markets such as the market for MCMs. The Company is unable to predict with any certainty any growth rate and potential size of emerging markets. Accordingly, there can be no assurance that emerging markets targeted by the Company, such as the market for MCMs, will develop or that the Company's products will achieve market acceptance in such markets. The failure of emerging markets targeted by the Company to develop or the failure by the Company's products to achieve acceptance in such markets could materially adversely affect the Company's business, financial condition and results of operations.

     Sole or Limited Sources of Supply. Certain raw materials essential for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. There are a limited number of qualified suppliers of laminate substrates and die which are of critical importance to the production of the Company's MCM products. In the manufacturing process, the Company also utilizes consigned materials supplied by certain of its customers. The Company's reliance on sole or a limited group of suppliers and certain customers for consigned materials involves several risks, including a potential inability to obtain an adequate supply of required materials and reduced control over the price, timely delivery, and quality of raw materials. There can be no assurance that problems with respect to yield and quality of such materials and timeliness of deliveries will not continue to occur. Disruption or termination of these sources could delay shipments of the Company's products and could have a material adverse effect on the Company's business, financial condition and operating results. Such delays could also damage relationships with current and prospective customers, including customers that supply consigned materials.

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

     Environmental Regulations. The Company is subject to a variety of local, state, federal and foreign governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained all necessary environmental permits to conduct its business. Nevertheless, the failure to comply with current or future regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its manufacturing processes or cessation of operations. Compliance with such regulations could require the Company to acquire expensive remediation equipment or to incur substantial expenses. Any failure by the Company to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous or toxic substances, could subject to the Company to significant liabilities, including joint and several liability under certain statutes. The imposition of such liabilities could materially adversely affect the Company's business, financial condition or results of operations. The Company has been notified by the United States Environmental Protection Agency that it considers the Company to be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986. See "Legal Proceedings."

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

     Nasdaq National Market Listing Requirements. The Company was delisted from the Nasdaq National Market on March 13, 1997, at which date the Company's Common Stock began trading on the OTC Electronic Bulletin Board. The Company will be subject to continuing requirements to be listed on the OTC Electronic Bulletin Board. There can be no assurance that the Company can continue to meet such requirements. The price and liquidity of the Common Stock may be materially adversely affected if the Company is unable to meet such requirements in the future. There can be no assurance that the Company will be able to requalify for listing on the Nasdaq National Market.

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

     Recurring net operating losses. The Company's decision to discontinue its multilayer ceramic operations was the primary factor contributing to its 1996 net loss of $41,842,000. The decision by the principal secured creditors of the Company's pressed ceramic operations to liquidate that operation's assets was the primary factor contributing to the 1997 net loss of $11,496,000, as well as additional loss provisions made in 1997 relating to the discontinuance of the multilayer ceramic operations. At December 31, 1997, the Company had a working capital deficiency of $41,657,000 and an accumulated deficit of $80,248,000.
The Company had outstanding at December 31, 1997 approximately $27,151,000 of debt from its discontinued operations, which debt has been guaranteed by MPI, the parent company, and most of which debt is in default and due on demand.

     Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than three years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry and in other industries concerning the potential effects associated with such compliance. Although the Company currently offers products that are designed to be Year 2000 compliant, there can be no assurance that the Company's products and the software products used by the Company contain all necessary date code changes. In addition, the Company has not comprehensively tested all of its internal software systems, or the third-party software it uses in its business, for Year 2000 problems. Year 2000 problems in the Company's internal software, or in the software of third parties that the Company uses in its business, could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company believes that the purchasing patterns of customers and potential customers and the performance of vendors may be affected by Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company or the inability to render services or provide supplies to the Company. Year 2000 issues may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for software products, and disruption of supply patterns. Additionally, Year 2000 issues could cause a significant number of companies, including current Company customers and vendors, to spend significant resources upgrading their internal systems, and as a result consider switching to other systems or suppliers. Any of the foregoing could result in a material adverse effect on the Company's business, operating results and financial condition.

New Accounting Standards - The following accounting standards have been issued during the last year:

SFAS No. 132 - In February, 1998, the FASB issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This pronouncement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer considered useful. This pronouncement is effective for fiscal years beginning after December 15, 1997 and will require restatement of disclosures for earlier periods provided for comparative purposes. The Company has not determined the effect, if any, of adoption on its financial reporting.

SFAS No. 131 - In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. This pronouncement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 1997. The Company has not determined the effect, if any, of adoption on its financial reporting.

SFAS No. 130 - In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income, which includes certain items which have historically been excluded from the income statement, and instead charged directly to equity. The Company has not incurred any of the specific items addressed in this pronouncement. As a result, management does not believe that this pronouncement will have any impact on the Company's financial reporting. This pronouncement is effective for fiscal years beginning after December 15, 1997.

SFAS No. 129 - In February, 1997, the FASB issued Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure. This pronouncement establishes standards for disclosing information about the capital structure for nonpublic entities which were previously exempt from certain disclosure requirements. This pronouncement is effective for fiscal years ending after December 15, 1997. Management does not believe that this pronouncement will have any effect on the Company's financial reporting.

ITEM 8.  FINANCIAL STATEMENTS

     See Item 14(a) for an index to the financial statements and supplementary financial information which are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers and dey employees is included under the caption "Executive Officers" in Part I of the Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item "Executive Compensation and Related Information" in the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is included under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is included under the caption "Certain Transactions" in the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


     (a)  1.  Index to Consolidated Financial Statements.

                                                                      Form 10K
                                                                     Page Number
                                                                     -----------
Report of Independent Certified Public Accountants...                    F-1

Consolidated Balance Sheets as of
  December 31, 1997 and 1996.........................                    F-2

Consolidated Statements of Operations
  for the three-year period ended
  December 31, 1997..................................                    F-3

Consolidated Statements of Cash Flows for
  the three-year period ended
  December 31, 1997..................................                    F-4

Consolidated Statements of Shareholders'
  Equity (Deficit) for the three-year period
  ended December 31, 1997............................                    F-5

Notes to Consolidated Financial Statements...........                    F-6

2.   Consolidated Financial Statement Schedules.

     The following financial statement schedules of Microelectronic Packaging, Inc. and its subsidiaries are included in this annual report on Form 10-K.

                                                                      Form 10K
                                                                     Page Number
                                                                     -----------

Report of Independent Certified Public Accountants on
  Financial Statement Schedules......................                    F-28

Schedule II -- Valuation and Qualifying Accounts and
  Reserves...........................................                    F-29

Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

     (b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter ended December 31, 1997.

     (c)  Exhibits

The following exhibits are referenced or included in this report.

Exhibit   Description
-------   -----------
3.1 Amended and Restated Articles of Incorporation of the Company filed March 23, 1998.
3.2(1)    Amended and Restated Bylaws of the Company.
4.1(1)    Specimen Certificate of Common Stock.
4.2(1) Form of Warrant to purchase 160,000 shares of Common Stock of the Company issued by the Company to Thomas James Associates, Inc. entered into upon the closing of the offering made pursuant to the Company's Registration Statement on Form S-1.
4.3(1) Form of Warrant to Purchase Common Stock dated August 31, 1993 issued by the Company to certain investors.
4.4       Warrants issued to The Seidler Companies dated November 3, 1997.
4.5       Warrants issued to H.J. Meyers & Company, Inc. dated November 19,
          1997.
10.1(1) Second Amended and Restated Registration Rights Agreement, Waiver Agreement and Conversion Agreement entered into among the Company and certain investors named therein.
10.2(1) Employment Agreement dated June 15, 1993 between CTM Electronics, Inc. and Mr. Waldemar Heeb.
10.3(1) Installment Insurance Agreement dated June 15, 1993 between the Company and Mr. Waldemar Heeb.
10.4(1)+ License Agreement dated July 27, 1992 among the Company and Micro Substrates, Inc. and Micro Substrates, L.P.
10.5(1)   Employment Agreement between the Company and Mr. Timothy da Silva.
10.6(1) Letter Agreement for General Banking Facilities dated October 9, 1993 between Microelectronic Packaging (S) Pte. Ltd., a Singapore company ("MPS"), and Development Bank of Singapore, as revised by Letter Agreement dated November 19, 1993.
10.7(1) Guaranty dated August 24, 1990 between the Company and Development Bank of Singapore, as confirmed by Letter of Confirmation dated April 29, 1992.
10.8(1)   Term Loan between MPS and Development Bank of Singapore.
10.9(1) Mortgages dated August 16, 1989 among MPS, DBS Finance Limited, a Singapore company, and Development Bank of Singapore.
10.10(1) Escrow Agreement dated October 11, 1993 between the Company and Innoventure (S) Pte. Ltd., a Singapore company.
10.11(1) Collaborative Manufacturing Agreement dated July 29, 1993 between the Company and Innoventure (S) Pte. Ltd., a Singapore company.
10.12(1) Technical Information Agreement dated January 19, 1993 between The Carborundum Company and MPC (S) Pte. Ltd., a Singapore company.
10.13(1)+ Option Agreement dated January 19, 1992 among the Company, The
          Carborundum Company and MPC (S) Pte. Ltd., a Singapore company. 10.14(1)+ Technical License Agreement dated September 14, 1987 between the
          Company and Samsung Corning Co. Ltd., a Korean company ("Samsung"). 10.15(1) Agreement dated September 14, 1987 between the Company and Samsung. 10.16(1) Alumina Powder Agreement dated December 17, 1987 between the Company and Samsung.
10.17(1) Investment Agreement dated September 14, 1987 between the Company and Samsung.
10.18(1) Lease Agreement dated September 10, 1990, as amended February 20, 1991, between CTM Electronics, Inc. and Judd/King No. 1, a California general partnership, for the San Diego office and industrial center at 9350 Trade Place, Suite A.
10.19(1) Lease Agreement dated February 6, 1991 between Microelectronic Packaging (S) Pte. Ltd., a Singapore company, and Jurong Town Corporation for the industrial premises at 31 Tuas Avenue 8, Jurong Town, Singapore, as renewed by a Lease Renewal Letter dated August 26, 1993.

10.20(1) Lease Agreement dated February 11, 1993 between Microelectronic Packaging (S) Pte. Ltd., a Singapore company, and Jurong Town Corporation for a portion of the premises at 1003 Bukit Merah Central, Singapore.
10.21(1) Lease Agreement dated November 21, 1984 between Microelectronic Packaging (S) Pte. Ltd., a Singapore company, and Jurong Town Corporation for the premises at 28 Tuss, Jurong Town, Singapore.
10.22(1) Form of Indemnification Agreement between the Company and each of its officers and directors.
10.23(1) Letter Agreement dated December 21, 1993, by and between the Company and Samsung.
10.24(1) Letter Agreement, dated December 16, 1993, by and between the Company and Samsung.
10.25(1) Letter of Intent to Reach Cooperation Agreement dated February 7, 1994 between the Company and Schott Glaswerice, a Germany corporation.
10.26(1) Secondary Agreement dated January 7, 1994 between MPS and Schott Glass Singapore Pte. Ltd., a Singapore company.
10.27(1) Tenancy dated January 7, 1994 between MPS and Schott Glass Singapore, Pte. Ltd.
10.28(1) Agreement to Lease dated December 13, 1993 between MPS and Schott Glass Singapore Pte, Ltd.
10.29(1) Consent to Certain Corporate Actions dated February 11, 1994 between the Company and Development bank of Singapore.
10.30(1) Consent to Certain Corporate Actions dated April 12, 1994 between the Company and Development Bank of Singapore.
10.31(3) Letter Agreement, dated May 27, 1994, by and between the Company and Development Bank of Singapore.
10.32(3)+ Purchase Option Agreement dated August 4, 1994 by and between
          International Business Machines ("IBM") and the Company.
10.33(3)+ Multilayer Technology Transfer and Licensing Agreement, dated August
          4, 1994, by and between the Company and IBM.
10.34(3) Form of Promissory Note Issued by Contact International Corporation in favor of the Company.
10.35(3)  Form of Common Stock Option issued by CIC Holding, Inc. to the
          Company.
10.36(3)  Form of Common Stock Warrant issued by CIC Holding, Inc. to the
          Company.
10.37(3) Form of Option to purchase the Common Stock of CIC Holding, Inc. issued by D.G.D. Bucci to the Company.
10.38(3) Tenancy Agreement relating to Private Lot A14698 at 9 Tuas Basin Link between Jurong Town Corporation and MPM Singapore Pte. Ltd. dated November 18, 1994.
10.39(3) Offer of Tenancy for an Extended C8 Type Factory Building on Lot A14698(A) at 5 Tuas Basin Link, Jurong Industrial Estate, Singapore 2263 from Jurong Town Corporation dated December 2, 1994.
10.40(3) Offer of Tenancy for an Extended C8 Type Factory Building on Lot A14698(B) at 7 Tuas Basin Link, Jurong Industrial Estate, Singapore 2263 from Jurong Town Corporation dated January 26, 1995.
10.41(3) Offer Letter from DBS Bank of Term Loan/Short Term Advances Facilities dated December 15, 1994.
10.42(3) Sale and Purchase Agreement for CERDIP Manufacturing Equipment and Alumina Powder Equipment between the Company and Samsung Corning Company, Ltd., dated December 19, 1994.
10.43(3) Letter dated march 31, 1995 from Development Bank of Singapore. 10.44(4) Loan and Security Agreement, dated May 16, 1995, between the Company,
          MPS and Texas Instruments.
10.45(4) Loan and Security Agreement, dated May 30, 1995, between the Company, and NSEB.
10.46(4) Supply Guarantee and Preferred Allocation Agreement dated August 17, 1995 between Registrant, MPS and SGS-Thomson Microelectronics Pte. Ltd. (the "Supply Guarantee").
10.47(4) Agreement Relating to Guarantee among Registrant, MPA, CTM, MPS and Motorola.
10.48(4) Supplemental Agreement to the Supply Guarantee dated October 19, 1995. 10.49(4) $1,000,000 Term Loan Financing between Citibank N.A. and MPS.

10.50(7) Subscription Agreement by and among MPI, Transpac Capital Pte. Ltd., Transpac Industrial Holdings Ltd., Regional Investment Company Ltd. and Natsteel Equity III Pte Ltd.
10.51(7) Convertible Loan Agreement by and among MPI, MPM, Transpac Capital Pte Ltd., Transpac Industrial Holdings Ltd., Regional Investment Company Ltd. and Natsteel Equity III Pte Ltd.
10.52(7)  Guarantee issued by MPI.
10.53(5) Form of Offshore Securities Subscription Agreement dated October 22, 1996 by and among MPI, Purchaser and Loselle Greenawalt Kaplan Blair & Adler.
10.54(5)  Form of 8% Convertible Debenture issued to the Purchasers.
10.55(5) Form of Common Stock Purchase Warrant dated October 22, 1995 issued by MPI to Dusseldorf Securities Limited.
10.56(6)  Form of Amendment to 8% Convertible Debenture.
10.57(8) Novation Agreement between Microelectronic Packaging, Inc. and Innoventure (S) Pte. Ltd.
10.58(8) Agreement for Subcontract Manufacturing between Microelectronic Packaging (S) Pte. Ltd. and PT Ironhill dated September 5, 1995.
10.59(8) Sub-Contract Manufacturing Agreement between Microelectronic Packaging, Inc. and Innoventure (S) Pte. Ltd. dated July 29, 1993.
10.60(8) Sub-Contract Manufacturing Agreement between Microelectronic Packaging, Inc. and PT Ironhill Micro Electronic Packaging Co. Ltd. dated July 29, 1993.
10.61(8) Amended Loan and Security Agreement dated January 2, 1997 by and between NS Electronics Bangkok (1993) Ltd. and Microelectronic Packaging, Inc.
10.62(8) Second Secured Promissory Note dated January 2, 1997 by and between NS Electronics Bangkok (1993) Ltd. and Microelectronic Packaging, Inc.
10.63(8) Amended Loan and Security Agreement dated February 16, 1997 by and between Texas Instruments Singapore (Pte) Limited and Microelectronic Packaging (S) Pte. Ltd.
10.64(8) Consulting Agreement dated November 21, 1996, as amended, by and between the Company and The Watley Group, LLC.
10.65(8) Consulting Agreement dated November 21, 1996, as amended, by and between the Company and G&L Investments.
10.66(10) Loan and Security Agreement dated May 13, 1997, between the Company and Texas Instruments (Pte) Limited.
10.67(10) Promissory Note dated May 13, 1997, between the Company and Citicorp
          USA, Inc.
10.68(10) Amendment (to Promissory Note) dated July 11, 1997, between the
          Company and Citicorp USA, Inc.
10.69(11) Building lease dated September 2, 1997.
10.70(11) Employment agreement with Andrew K. Wrobel, dated October 6, 1997. 10.71(11) Amendment dated September 9, 1997 to Promissory Note issued by
          Microelectronic Packaging, Inc. in favor of Citicorp USA.
10.72(11) Agreement dated October 8, 1997 between ORIX Leasing and
          Microelectronic Packaging, Inc.
10.73 Amendment dated December 8, 1997 to Promissory Note issued by Microelectronic Packaging, Inc. in favor of Citicorp USA.
10.74 Amendment dated January 30, 1998 to Promissory Note issued by Microelectronic Packaging, Inc. in favor of Citicorp USA.
10.75+ Agreement among Schlumberger Technologies, Inc. ATE Division and Microelectronic Packaging, Inc. and CTM Electronics, Inc. effective January 5, 1998.
16.1(4)   Letter dated November 27, 1995 from Price, Waterhouse LLP to
          Registrant.
21.1(3)   Subsidiaries of the Company.
23.1      Consent of BDO Seidman LLP.
24.1      Power of Attorney (see page 38).
27.1      Financial Data Schedule - 1997
27.2      Financial Data Schedule - 1996
27.3      Financial Data Schedule - 1995
99.1(12) Amended 1993 Stock Option/Stock Issuance Plan dated April 10, 1997 and filed in the state of California on March 23, 1998.

99.2(2)   Form of Notice of Grant of Stock Option and Stock Option Agreement.
99.3(2)   Addendum to Stock Option Agreement (Special Tax Elections).
99.4(2)   Addendum to Stock Option Agreement (Financial Assistance).
99.5(2) Form of Notice of Grant of Stock Option with Stock Option Agreement (Non-Employee Director Automatic Grant).
99.6(2)   Form of Stock Issuance Agreement.
99.7(2) Compensation Agreement between Timothy da Silva and the Company dated April 12, 1994.
99.8(2) Stock Option Agreement between Timothy da Silva and the Company dated October 22, 1992.
99.9(2) Compensation Agreement between Ernest J. Joly and the Company dated April 12, 1994.
99.10(2) Stock Option Agreement between Ernest J. Joly and the Company dated February 16, 1994.
99.11(2) Compensation Agreement between Charles F. Wheatley and the Company dated April 12, 1994.
99.12(2) Stock Option Agreement between Charles F. Wheatley and the Company dated February 16, 1994.
99.13(1)  Form of Director Automatic Option Grant Agreement.
99.14(1)  Option Agreement between the Company and Mr. Timothy da Silva.

_____________________
(1) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33-72890) declared effective by the Securities and Exchange Commission on April 21, 1994.
(2) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-8 (File No. 33-78452) filed with the Securities and Exchange Commission on April 29, 1994.
(3) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 1995 as amended.
(4) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K for the 1995 fiscal year filed with the Securities and Exchange Commission.
(5) Incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 1996.
(6) Incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 1997.
(7) Incorporated by reference from an exhibit filed with the Company's current report on Form 8-K dated March 27, 1996 and filed with the Securities and Exchange Commission on April 5, 1996.
(8) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K for the 1996 fiscal year filed with the Securities and Exchange Commission on April 15, 1997, as amended.
(9) Incorporated by reference from an exhibit filed with the Company's current report on Form 8-K dated July 10, 1997 and filed with the Securities and Exchange Commission on July 23, 1997.
(10) Incorporated by reference from an exhibit filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 1997.
(11) Incorporated by reference from an exhibit filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 1997.
(12) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 25, 1998.
 + Confidential Treatment has been granted for the deleted portions of this document.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.

                              MICROELECTRONIC PACKAGING, INC.

Date:  March 30, 1998       By:  /s/ Andrew K. Wrobel
                                 --------------------

                                 Andrew K. Wrobel
                                 President and Chief Executive Officer, Director


                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew K. Wrobel and Denis Trafecanty, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:   March 30, 1998                         By:  /s/ Andrew K. Wrobel
                                                    ----------------------------
                                                    Andrew K. Wrobel
                                                    President and Chief
                                                    Executive Officer, Director

Date:   March 30, 1998                         By:  /s/ Denis J. Trafecanty
                                                    ----------------------------
                                                    Denis J. Trafecanty
                                                    Senior Vice President,
                                                    Chief Financial Officer and
                                                    Secretary

Date:   March 30, 1998                         By:  /s/ Lewis Solomon
                                                    ----------------------------
                                                    Lewis Solomon
                                                    Chairman of the Board of
                                                    Directors of the Company

Date:   March 30, 1998                         By:  /s/ Anthony J. A. Bryan
                                                    ----------------------------
                                                    Anthony J. A. Bryan
                                                    Director of the Company

Date:   March 30, 1998                         By:  /s/ Frank L. Howland
                                                    ----------------------------
                                                    Frank L. Howland
                                                    Director of the Company

Date:   March 30, 1998                         By:  /s/ Gary S. Stein
                                                    ----------------------------
                                                    Gary S. Stein
                                                    Director of the Company

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Microelectronic Packaging, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of Microelectronic Packaging, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microelectronic Packaging, Inc. at December 31, 1997 and 1996 and the results of its operations and its cash flows for the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered a net loss in the amount of $11,496,000 which included a loss from discontinued operations of $11,874,000 in 1997, has a working capital deficiency of $41,657,000 and an accumulated deficiency of $80,248,000 as of December 31, 1997, is in default of most of its loan agreements, is economically dependent on a single customer, has three foreign subsidiaries in receivership and/or liquidation under Singapore law, has various claims and lawsuits filed against the Company and its subsidiaries and may be forced to seek protection for the Company and certain subsidiaries under United States bankruptcy laws. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. Continuation of the Company thereafter is dependent on the Company's ability to negotiate arrangements with its lenders, raise sufficient capital and achieve sufficient cash flow to meet its restructured debt obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           BDO SEIDMAN, LLP

Costa Mesa, California
March 16, 1998

                        Microelectronic Packaging, Inc.
                          Consolidated Balance Sheets

December 31,                                                                              1997           1996
------------------------------------------------------------------------------------------------------------------
Assets
Current Assets
  Cash                                                                                $  1,296,000   $  2,954,000
  Accounts receivable, net                                                               2,504,000      5,849,000
  Inventories                                                                            4,230,000     10,072,000
  Other current assets                                                                     387,000      1,836,000
------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                     8,417,000     20,711,000
------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                                       1,212,000      3,479,000
Other non-current assets                                                                   282,000        704,000
------------------------------------------------------------------------------------------------------------------
                                                                                      $  9,911,000   $ 24,894,000
==================================================================================================================
Liabilities and Shareholders' Deficit
Current Liabilities
  Current portion of long-term debt                                                   $     22,000   $  2,527,000
  Line of credit borrowings, due on demand                                                     --       5,201,000
  Accounts payable                                                                       7,450,000     12,522,000
  Accrued liabilities                                                                    1,711,000      2,626,000
  Deferred revenue                                                                         265,000        503,000
  Debt of discontinued operations, in default, due on demand                            27,151,000      8,084,000
  Current liabilities of discontinued operations, net                                   13,475,000     19,263,000
------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                               50,074,000     50,726,000
------------------------------------------------------------------------------------------------------------------
Long-term debt, less current portion                                                        69,000      4,782,000
Commitments, Contingencies and Subsequent Events
Shareholders' Deficit
Common stock, no par value:
  Authorized shares - 50,000,000
  Issued and outstanding - 10,793,279 at 1997 and
   6,991,493 at 1996                                                                    40,016,000     38,138,000
Accumulated deficit                                                                    (80,248,000)   (68,752,000)
------------------------------------------------------------------------------------------------------------------
                                                                                       (40,232,000)   (30,614,000)
------------------------------------------------------------------------------------------------------------------
                                                                                      $  9,911,000   $ 24,894,000
==================================================================================================================

                    See accompanying notes to consolidated financial statements.

                        Microelectronic Packaging, Inc.
                     Consolidated Statements of Operations


Year ended December 31,                                  1997              1996             1995
-----------------------------------------------------------------------------------------------------
Net Sales
  Product sales                                      $ 28,432,000      $ 17,259,000      $15,181,000
  Other sales                                              90,000         1,785,000              --
-----------------------------------------------------------------------------------------------------
                                                       28,522,000        19,044,000       15,181,000
-----------------------------------------------------------------------------------------------------
Cost of goods sold
  Product sales                                        23,309,000        14,251,000       11,980,000
  Other sales                                              43,000         1,523,000              --
-----------------------------------------------------------------------------------------------------
                                                       23,352,000        15,774,000       11,980,000
-----------------------------------------------------------------------------------------------------
Gross profit                                            5,170,000         3,270,000        3,201,000
Selling, general and administrative                     4,204,000         4,353,000        4,524,000
Engineering and product development                       760,000           666,000          565,000
-----------------------------------------------------------------------------------------------------
Income (loss) from operations                             206,000        (1,749,000)      (1,888,000)
Other income (expense):
  Interest expense                                        (37,000)         (787,000)         (69,000)
  Other income, net                                       209,000            99,000           66,000
-----------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                  378,000        (2,437,000)      (1,891,000)
Discontinued operations:
  Income (loss) from operations, including a
  1996 provision of $6,163,000 for impairment of
  long-lived assets                                    (4,523,000)      (10,060,000)         505,000
  Estimated loss on disposal of discontinued
  operations, including provision of $3,500,000 in
  1997 and $1,580,000 in 1996 for operating losses
  through disposal date                                (7,351,000)      (29,345,000)             --
-----------------------------------------------------------------------------------------------------
Net loss                                             $(11,496,000)     $(41,842,000)     $(1,386,000)
=====================================================================================================
Earnings per common share:
  Income (loss) from continuing operations           $       0.04      $      (0.45)     $     (0.41)
  Discontinued operations                                   (1.15)            (7.23)            0.11
-----------------------------------------------------------------------------------------------------
 Net loss per common share                           $      (1.11)     $      (7.68)     $     (0.30)
=====================================================================================================
 Weighted average number of shares outstanding         10,361,000         5,445,000        4,660,000
=====================================================================================================
Earnings per common share assuming dilution:
  Income (loss) from continuing operations           $       0.03      $      (0.45)     $     (0.41)
  Discontinued operations                                   (1.09)            (7.23)            0.11
-----------------------------------------------------------------------------------------------------
Net loss per share                                   $      (1.06)     $      (7.68)     $     (0.30)
=====================================================================================================
Weighted average number of shares outstanding          10,886,000         5,445,000        4,660,000
=====================================================================================================

                    See accompanying notes to consolidated financial statements.

                        Microelectronic Packaging, Inc.
                     Consolidated Statements of Cash Flows

Year ended December 31,                                            1997            1996            1995
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                       $(11,496,000)   $(41,842,000)   $ (1,386,000)
Adjustments to reconcile net loss to
 net cash provided by (used in) operating activities:
  Depreciation and amortization                                     324,000       2,607,000       2,521,000
  Discontinued operations                                        11,874,000      39,405,000             --
  Provision for revaluation of long-lived assets                        --        6,163,000             --
  Non-employee stock-based compensation                             177,000         332,000             --
  Discount on conversion of debentures                                  --          700,000             --
  Loss on sale of fixed assets                                        8,000          12,000             --
  Write down for revaluation of subsidiary                              --              --        1,000,000
  Unrealized loss on borrowings denominated in foreign
   currency and from forward foreign currency contracts                 --              --          903,000
  Realized benefit forward foreign currency contracts                   --         (292,000)       (358,000)
Changes in assets and liabilities, net of effects of
 discontinuance in 1997 and 1996:
  Accounts receivable                                            (1,066,000)        966,000         642,000
  Inventories                                                       375,000      (3,354,000)     (2,148,000)
  Other current assets                                             (242,000)      1,731,000      (1,236,000)
  Other non-current assets                                          108,000       1,303,000      (1,801,000)
  Accounts payable, accrued liabilities and deferred revenue      1,033,000       3,641,000       2,162,000
------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities of:
 Continuing operations                                            1,095,000      11,372,000         299,000
 Discontinued operations                                          3,200,000     (15,529,000)            --
------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                  4,295,000      (4,157,000)        299,000
------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Acquisition of fixed assets
  Continuing operations                                            (973,000)     (1,284,000)    (12,163,000)
  Discontinued operations                                               --       (8,852,000)            --
 Proceeds from sale of fixed assets
  Continuing operations                                              49,000         310,000             --
  Discontinued operations                                         2,805,000             --              --
 Advances under notes receivable                                        --              --          (30,000)
 Realized benefit from forward foreign currency contracts               --          292,000         358,000
------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                  1,881,000      (9,534,000)    (11,835,000)
------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Increase (decrease) in short-term notes payable
  Continuing operations                                                 --         (847,000)      3,405,000
  Discontinued operations                                        (6,500,000)        101,000             --
Borrowings under long-term debt and promissory notes
  Continuing operations                                             109,000       5,128,000      10,599,000
  Discontinued operations                                               --        9,000,000             --
Principal payments on long-term debt and promissory notes
  Continuing operations                                            (386,000)     (1,200,000)       (891,000)
  Discontinued operations                                        (1,057,000)       (340,000)            --
Issuance of common stock, net                                           --        1,880,000             --
------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                 (7,834,000)     13,722,000      13,113,000
------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                  (1,658,000)         31,000       1,577,000
Cash at beginning of year                                         2,954,000       2,923,000       1,346,000
------------------------------------------------------------------------------------------------------------
Cash at end of year                                            $  1,296,000    $  2,954,000    $  2,923,000
============================================================================================================

                    See accompanying notes to consolidated financial statements.

                        Microelectronic Packaging, Inc.
                       Consolidated Statement of Changes
                       in Shareholders' Equity (Deficit)

                                         Common Stock
                                   ------------------------    Accumulated
                                     Shares       Amount         Deficit         Total
-------------------------------------------------------------------------------------------
Balance,
 January 1, 1995                    4,660,093   $34,326,000   $(25,524,000)   $  8,802,000
Net loss                                  --            --      (1,386,000)     (1,386,000)
-------------------------------------------------------------------------------------------
Balance,
 December 31, 1995                  4,660,093    34,326,000    (26,910,000)      7,416,000
Common stock issued                 2,331,400     3,480,000            --        3,480,000
Non-employee stock compensation           --        332,000            --          332,000
Net loss                                  --            --     (41,842,000)    (41,842,000)
-------------------------------------------------------------------------------------------
Balance,
 December 31, 1996                  6,991,493    38,138,000    (68,752,000)    (30,614,000)
Common stock issued                 3,801,786     1,701,000            --        1,701,000
Non-employee stock compensation           --        177,000            --          177,000
Net loss                                  --            --     (11,496,000)    (11,496,000)
-------------------------------------------------------------------------------------------
Balance,
 December 31, 1997                 10,793,279   $40,016,000   $(80,248,000)   $(40,232,000)
===========================================================================================

                    See accompanying notes to consolidated financial statements.

                        Microelectronic Packaging, Inc.
                Notes to the Consolidated Financial Statements


Note 1 - Description of Company and Summary of Accounting Policies

Microelectronic Packaging, Inc. ("MPI" or the "Company") is an electronic interconnect solutions company with design, manufacturing and sales services to support the requirements of electronic systems companies. The Company develops, manufactures, markets and sells multichip modules ("MCMs") and, until July 1997 pressed ceramic packages, to customers in the integrated circuit, telecommunications, automatic test equipment and other electronics related industries.

Principles of Consolidation - The consolidated financial statements include the accounts of MPI and its wholly-owned subsidiaries, CTM Electronics, Inc. ("CTM"), Microelectronic Packaging America ("MPA") which is dormant, Microelectronic Packaging (S) Pte. Ltd. ("MPS") (including its wholly-owned subsidiary Furnace Technology (S) Pte. Ltd.) which is in liquidation, MPC (S) Pte. Ltd. ("MPC") which has ceased operations and MPM (S) Pte. Ltd. ("MPM") which is in receivership. All significant intercompany accounts, transactions and profits have been eliminated.

Cash and Cash Equivalents - For the purpose of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Inventories - Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.

Property, Plant and Equipment - Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives generally ranging from three to five years. Leasehold improvements and assets under capital leases are amortized over the shorter of the estimated useful lives of the assets or the life of the lease.

Impairment of Long-Lived Assets - As of January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 prescribes that an impairment loss is recognized in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on an estimate of future discounted cash flows. Adoption of SFAS No. 121 did not have a material impact on the Company's financial statements.

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

  Intangible Assets - Intangible assets consist of an acquired customer base and purchased technology licenses and are classified as other non-current assets. Intangible assets are amortized using the straight-line method over estimated useful lives of 7 years. In 1996, the Company determined that

                        Microelectronic Packaging, Inc.
                Notes to the Consolidated Financial Statements


  the purchased technology is of no further benefit to the Company, and wrote-off the remaining net book value in 1996.

Revenue Recognition - The Company recognizes revenue from product sales at the time of shipment. Non-refundable license fees are recognized as revenue when the Company has no material remaining performance obligations under the associated license agreement. Other sales in 1997 and 1996 include the revenue arising from the resale of certain production equipment and related production supplies. The equipment and supplies were purchased by the Company on behalf of, and sold to, a third party pursuant to purchase orders. Revenues from these transactions were recognized at the time the Company had satisfied all of its significant performance obligations.

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

Stock-Based Compensation - The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost is recognized for its employee stock option plans, unless the exercise price of options granted is less than fair market value on the date of grant. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (see Note 12).

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

                        Microelectronic Packaging, Inc.
                Notes to the Consolidated Financial Statements


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

New Accounting Standards - The following accounting standards have been issued during 1997:

  SFAS No. 131 - In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. This pronouncement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 1997. The Company has not determined the effect, if any, of adoption on its financial reporting.

  SFAS No. 130 - In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income, which includes certain items which have historically been excluded from the income statement, and instead charged directly to equity. The Company has not incurred any of the specific items addressed in this pronouncement. As a result, management does not believe that this pronouncement will have any impact on the Company's financial reporting. This pronouncement is effective for fiscal years beginning after December 15, 1997.

  SFAS No. 129 - In February, 1997, the FASB issued Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure. This pronouncement establishes standards for disclosing information about the capital structure for nonpublic entities which were previously exempt from certain disclosure requirements. This pronouncement is effective for fiscal years ending after December 15, 1997. Management does not believe that this pronouncement will have any effect on the Company's financial reporting.

Earnings per Share - As of December 31, 1997, the company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 prescribes a different method of calculating earnings per share than was previously used in accordance with APB 15, Earnings per Share. Adoption of SFAS No. 128 did not have a material impact on the Company's financial statements.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

                        Microelectronic Packaging, Inc.
                Notes to the Consolidated Financial Statements


Note 2 - Operating Results, Capital Resources and Going Concern

The Company's decision to discontinue its remaining operations in Singapore, which produced pressed ceramic packages and aluminum nitride components, was the primary cause of the 1997 net loss of $11.5 million. The discontinuation of these operations resulted in a reduction in the carrying amount of inventories by $2.3 million, production consumables by $0.8 million and property, plant and equipment by $0.8 million and the accrual of interest expense through the anticipated completion of the liquidation process (December 31, 1998) of $3.5 million. Other factors contributing to the Company's 1997 loss was the operating loss of $4.1 million generated by the Company's Singapore operations (primarily the MPS pressed ceramics operations) from the beginning of 1997 up until the time they were discontinued in July 1997, and the Company incurring significant overhead expenses in the US in connection with the restructuring of the Company's operations.

The Company's decision to discontinue its multilayer ceramics operations was the leading cause of the 1996 net loss of $41.8 million. The discontinuation of this operation resulted in the write-off of $8.9 million of pre-production costs, $2.0 million of prepaid royalties, a reduction in the carrying amount of property, plant and equipment by $14.9 million, the accrual of certain miscellaneous costs of $1.9 million, and the accrual of estimated losses to be incurred through the disposal date totaling $1.6 million. Other factors contributing to the Company's 1996 loss were: (1) a $6.2 million reduction in the carrying amount of pressed ceramic equipment at the MPS facility in Singapore and in Indonesia, and a $1.6 million allowance against MPS's receivable for inventory advanced to the Company's joint venture partner in Indonesia and (2) a significant decline in sales of pressed ceramic products by MPS, due to an industry-wide over-supply of pressed ceramic products.

A receiver was appointed to handle the liquidation of the pressed ceramics operations on July 10, 1997, and on March 18, 1997, a receiver was appointed to handle the liquidation of the multilayer ceramics operations. Certain other factors, including, but not limited to, the majority of the Company's debt which is currently in default, cross default provisions specified in most of the Company's borrowing arrangements, various claims and lawsuits filed against the Company and its subsidiaries, dependence on primarily one customer who is also the Company's major vendor, the high debt service costs of the Company, and the Company's scarcity of working capital have the potential to have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

The accompanying financial statements have been prepared assuming the Company (MPI along with its only operating subsidiary - CTM) will continue as a going concern. A number of factors, including the Company's history of significant losses, the debt service costs associated with the Company's high level of existing indebtedness, the need to restructure debt which is currently in default, various claims and lawsuits, and the Company's Singapore operations in receivership and liquidation raise substantial doubts about the Company's ability to continue as a going concern. As of December 31, 1997, the Company has an accumulated deficiency of $80.2 million and a working capital deficiency of $41.7 million, which includes $27.2 million of debt of discontinued operations, due on demand and net current liabilities of discontinued operations of $13.5 million. The Company does not possess sufficient cash resources to repay these obligations, and the Company would be unable to repay these loans in the event that such demand was made by the Company's creditors (see Note 15).

The Company does not have the financial resources to meet its obligations or guarantees for all of its debt obligations, and thus is in default on all of these obligations. (See Note 7.) The Company is currently negotiating with these lenders about a possible restructuring of these debt obligations. If the Company is unsuccessful in its negotiations, the Company would not be able to repay the amounts outstanding under these obligations. This failure would materially adversely affect the Company's

                        Microelectronic Packaging, Inc.
                Notes to the Consolidated Financial Statements


financial condition and ability to continue as a going concern, and could, as is the case with other debt defaults and failure to repay, require that the Company seek bankruptcy protection under Chapter 11 or Chapter 7 of Title 11 of the United States Code for MPI and its U.S. subsidiaries.

Note 3 - Composition of Certain Financial Statement Captions

December 31,                                           1997           1996
-------------------------------------------------------------------------------
Accounts receivable consist of:
 Trade receivables................................  $2,739,000    $  6,147,000
 Allowance for doubtful accounts..................    (235,000)       (298,000)
                                                    ----------    ------------
                                                    $2,504,000    $  5,849,000
                                                    ==========    ============
Inventories consist of:
 Raw materials....................................  $2,689,000    $  5,797,000
 Work-in-progress.................................   1,654,000       2,977,000
 Finished goods...................................     131,000       2,622,000
 Obsolescence reserve.............................    (244,000)     (1,324,000)
                                                    ----------    ------------
                                                    $4,230,000    $ 10,072,000
                                                    ==========    ============
Property, plant and equipment consist of:
 Machinery and equipment..........................  $1,757,000    $ 14,098,000
 Leasehold improvements...........................     263,000       1,701,000
 Building.........................................         --        1,782,000
 Furniture and fixtures...........................      41,000         242,000
                                                    ----------    ------------
                                                     2,061,000      17,823,000
Accumulated depreciation..........................    (849,000)    (14,344,000)
                                                    ----------    ------------
                                                    $1,212,000    $  3,479,000
                                                    ==========    ============
Accrued liabilities consist of:
 Accrued employee compensation....................  $  406,000    $  1,150,000
 Accrued interest.................................         --          641,000
 Other............................................   1,305,000         835,000
                                                    ----------    ------------
                                                    $1,711,000    $  2,626,000
                                                    ==========    ============

Note 4 - Significant Agreements

Schlumberger Technologies, Inc. ATE Division - In January 1998, the Company signed an agreement with Schlumberger Technologies, Inc. The agreement delineated the terms pursuant to which MPI supplies products to Schlumberger. The agreement includes warranty provisions, protection for raw materials purchased by MPI against changing production demand forecasts supplied by Schlumberger, certain guaranteed minimum allocations of sales to MPI for the first quarter of 1998, and pricing provisions. The agreement expires in October 2000.

Effective July 26, 1997, Schlumberger informed the Company that it would no longer sell die to the Company, but instead would provide the die on consignment. The die supplied by Schlumberger is used in the assembly of MCMs sold to Schlumberger. This change to providing die on consignment has had the effect of reducing sales revenue to Schlumberger by approximately 60%, although the change has no impact on the units sold by the Company to Schlumberger.

                        Microelectronic Packaging, Inc.
                Notes to the Consolidated Financial Statements


MPC (S) Pte. Ltd. - In January 1993, the Company formed a wholly-owned Singapore subsidiary (MPC) to manufacture microelectronic packaging for the Carborundum Company ("Carborundum"), a producer of products incorporating Aluminum Nitride ("AIN") and other thermal management materials. In connection with the formation of MPC, MPC entered into several agreements with Carborundum which covered, among other things, the purchase of raw materials by MPC, the sale of finished products to Carborundum, and granted Carborundum the option to acquire, for an agreed-upon price, up to 75% of the ownership of MPC or, under certain circumstances, up to 100% of the ownership of MPC. In 1997, the company that owned Carborundum completed the sale of the Carborundum Company to a third party. Carborundum's operations have subsequently been relocated from Singapore, and the new owners advised the Company in April 1997 that they have no interest in continuing the relationship between MPC and Carborundum.

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

In July 1997, an affiliate of Innoventure, Micropac Technology, Pte. Ltd. ("Micropac") entered into an agreement with the Receiver and Manager for MPS to purchase a significant portion of the inventory and production equipment of MPS for approximately $1.3 million. Micropac assumed operational control of the MPS facilities in July 1997 and completed the purchase in August 1997. (See Note 5.)

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

                        Microelectronic Packaging, Inc.
                Notes to the Consolidated Financial Statements


In March 1997, the Board of Directors of the Company decided to discontinue the multilayer ceramics operations. Changing market demand for multilayer ceramic products and IBM's unwillingness to renegotiate the terms of the IBM Agreement or to commit to purchasing multilayer ceramic products from the Company were the main reasons that the Board decided to discontinue the multilayer ceramics operations. All Singapore employees working on the multilayer ceramics operations have since been terminated. MPM is currently in receivership and liquidation, as defined under the laws of Singapore. The Company has assisted the Receiver and Manager for MPM in selling off all of the remaining tangible assets of MPM. The proceeds from the sale of MPM's assets have been used to retire a portion of MPM's debts (the proceeds are not sufficient to retire all outstanding MPM debt). The Company anticipates that the liquidation of MPM will be completed by the end of 1998 (see Note 5).

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

During 1997, 1996 and 1995, the Company had only one major customer (customers accounting for 10% or more of total sales), which accounted for 89%, 76% and 76%, respectively, of the Company's total sales. Amounts due from this customer comprised 81% and 71% of accounts receivable at December 31, 1997 and 1996, respectively.

In February 1997, one of these customers ceased business with the Company, which was a contributing factor to the liquidation of the pressed ceramics operations of MPS.

The Company's CTM Electronics, Inc. subsidiary has purchased certain chips ("die") used in the assembly of multichip modules ("MCM's") sold to one of the Company's significant customers from that same customer. Effective July 25, 1997, this customer notified the Company that it will no longer sell die to the Company and instead is providing the die on consignment. The pro forma presentation below gives effect to this change in operations on selected line items from the Company's Condensed Consolidated Statements of Operations for each of the three years in the period ended December 31, 1997, as if this change had been put into effect on January 1, 1995.

                           Historical                              Pro Forma
                           Year Ended         Pro Forma            Year Ended
                        December 31, 1997    Adjustments       December 31, 1997
================================================================================
                                              (unaudited)
Net sales                  $ 28,522,000     $(10,626,000) /(1)/   $ 17,896,000
Cost of goods sold           23,352,000      (10,942,000) /(2)/     12,410,000
Gross profit                  5,170,000          316,000             5,486,000
Net income (loss)          $(11,496,000)         316,000          $(11,180,000)
================================================================================
Net income (loss) per
common share               $      (1.06)   $        --            $      (1.06)
================================================================================

                        Microelectronic Packaging, Inc.
                Notes to the Consolidated Financial Statements


                           Historical                              Pro Forma
                           Year Ended         Pro Forma            Year Ended
                        December 31, 1996    Adjustments       December 31, 1996
================================================================================
                                             (unaudited)
Net sales                  $ 19,044,000     $(8,266,000) /(1)/    $ 10,778,000
Cost of goods sold           15,774,000      (8,304,000) /(2)/       7,470,000
Gross profit                  3,270,000          38,000              3,308,000
Net income (loss)          $(41,842,000)         38,000           $(41,804,000)
================================================================================
Net income (loss) per
common share               $      (7.68)    $       --            $      (7.68)
================================================================================

                           Historical                              Pro Forma
                           Year Ended         Pro Forma            Year Ended
                        December 31, 1995    Adjustments       December 31, 1995
================================================================================
                                             (unaudited)
Net sales                  $15,181,000      $(5,622,000) /(1)/     $ 9,559,000
Cost of goods sold          11,980,000       (5,622,000) /(2)/       6,358,000
Gross profit                 3,201,000              --               3,201,000
Net income (loss)          $(1,386,000)             --             $(1,386,000)
================================================================================
Net income (loss) per
common share               $     (0.30)     $       --             $     (0.30)
================================================================================

  (1) The cost of the die to be provided on consignment will be removed from the selling price of the MCMs. The amount of the 2% prompt payment discount offered to the customer, which is included in revenues, will be reduced by the lower selling prices for these MCMs.

  (2) The cost of the die to be provided on consignment will be removed from the cost of goods sold, corresponding to the reduction in selling prices of the MCM's.

Until July 1997, the Company had a foreign exchange line of credit with the Development Bank of Singapore ("DBS") under which it may enter into forward currency contracts of up to S$30,000,000 (U.S. $21,436,000 at December 31, 1996) for contracts with a maturity of up to twelve months. Advances under the line of credit are guaranteed by MPI and secured by all the assets of MPS, including a second mortgage on MPS's leasehold land and facility. Subject to bank financing and consent, the Company had entered into forward foreign currency contracts to economically hedge foreign currency transactions on a continuing basis for periods consistent with the underlying exposures, generally ranging from one-to-nine months in duration. The Company does not engage in foreign currency speculation; however, the Company's previous use of forward foreign currency contracts does not qualify for hedge accounting treatment in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The Company's objective in entering into forward contracts was to minimize on a continuing basis the impact of foreign exchange rate movements on the Company's operating results. This line of credit was terminated on July 9, 1997 when the Bank appointed a Receiver and Manager for MPS.

Note 6 - Notes Receivable

The Company had loaned an aggregate of $880,000 to Contact International Corporation ("CIC"), a manufacturer of etched lead frames, in the form of short- and long-term notes receivable. The notes

                        Microelectronic Packaging, Inc.
                Notes to the Consolidated Financial Statements


receivable are secured by certain assets of CIC and bear interest at the prime rate plus 2%. During the fourth quarter of 1994, CIC defaulted on the above notes by failing to make required principal and interest payments.

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

Note 7 - Debt of Discontinued Operations, In Default, Due on Demand

December 31,                                                                     1997         1996
------------------------------------------------------------------------------------------------------
Debt of discontinued operations, in default, due on demand consists of:

Line of credit facilities and short-term borrowings of discontinued
operations, which are currently in default and accordingly included in
"Debt of discontinued operations, in default, due on demand" for 1997 and
"Line of credit, due on demand" for 1996, bear interest at the bank's prime rate plus 5% (total 13.75% at December 31, 1997) while in default, secured by substantially all of the assets of MPS, and is guaranteed by
MPI                                                                           $2,638,000    $5,201,000

Line of credit facilities and short-term borrowings of discontinued
operations, which are currently in default and accordingly included in
"Current liabilities of discontinued operations" for 1996, secured by substantially all of the assets of MPM, with the balance being repaid
through the sale of collateral by the bank during 1997                         1,317,000     3,298,000

8.5% debentures, related to discontinued operations, which are currently in default and thus, due on demand and accordingly included in the caption "Debt of discontinued operations, in default, due on demand" for
1997 and "Current liabilities of discontinued operations" for 1996,
interest is due annually, principal due in March 2001, guaranteed by MPI       9,000,000     9,000,000

Term notes to, or guaranteed by, certain customers of discontinued
operations, which are currently in default and accordingly included in
"Debt of discontinued operations, in default, due on demand" for 1997 and
"Long-term debt" for 1996, bearing interest at rates ranging from 3.5% to
18.0%, payable in quarterly installments commencing in March 1997, principal due in quarterly installments over a four-year term commencing in March 1998, secured by various assets including certain MPS production
equipment, guaranteed by MPI                                                   4,771,000     4,750,000

Term notes to, or guaranteed by, certain customers of discontinued
operations, which are currently in default and accordingly included in
"Debt of discontinued operations, in default, due on demand," originally payable in various quarterly installments commencing in the second quarter of 1996, plus interest at rates ranging from 6.7% to 8.75%, secured by various assets including certain MPS production equipment, all of the domestic assets of MPI, MPA and CTM and all of the outstanding
common stock of MPA, MPS and CTM                                               6,583,000     6,833,000

                        MICROELECTRONIC PACKAGING, INC.
                 Notes to the Consolidated Financial Statements


December 31,                                                                             1997                      1996
-------------------------------------------------------------------------------------------------------------------------
Mortgage notes of discontinued operations  due January 2000 and January
2005, which are currently in default and accordingly included in "Debt of discontinued operations, in default, due on demand" for 1997 and "Line of credit borrowings, due on demand" for 1996, payable in monthly installments of S$22,000 (U.S. $14,000) plus interest, with interest at variable rates (13.75% at December 31, 1997), secured by MPS buildings
and improvements, guaranteed by MPI                                                   1,081,000                 1,251,000

Note payable resulting from the deficiency balance of capital leases of discontinued operations, which are currently in default and accordingly included in "Debt of discontinued operations, in default, due on demand"
for 1997 and "Current liabilities of discontinued operations" for 1996,
bears interest at 7.25% and is guaranteed by MPI                                      1,601,000                 1,968,000

Capital lease obligations of discontinued operations, which are currently in default and accordingly included in "Debt of discontinued operations, in default, due on demand" for 1997 and "Long-term debt" for 1996, consisting of various machinery and equipment financing agreements, payable in monthly installments of $10,000, including interest at rates
ranging from 4% to 6%                                                                   160,000                   289,000

Non interest bearing obligations, paid in July, 1997, secured by 121,372
shares of MPI common stock                                                                   --                   291,000

8% convertible debentures, due October 1997, unsecured, converted during
the first quarter of 1997                                                                    --                 1,900,000

Equipment leases -- 1996 balance matured in October 1997 - 1997 balance matures in January 2000 and July 2002, payable in monthly installments of
$4,000, including interest at rates ranging from 21.6% to 25.9%, secured
by various CTM production equipment and guaranteed by MPI                                91,000                    79,000
                                                                           ----------------------------------------------
                                                                                     27,242,000                34,860,000
Current portion of long-term debt                                                       (22,000)               (2,527,000)
Line of credit borrowings, due on demand                                                     --                (5,201,000)
Long-term debt, less current portion                                                    (69,000)               (4,782,000)
Included in Current liabilities of discontinued operations, net                              --               (14,266,000)
                                                                           ----------------------------------------------
Debt of discontinued operations, in default, due on demand                          $27,151,000               $ 8,084,000
                                                                           ==============================================

Certain of the above obligations are payable in Singapore dollars and the balances have been translated at an exchange rate of U.S.$1.00 = S$1.6825 at December 31, 1997 and U.S.$1.00 = S$1.4000 at December 31, 1996. Accordingly, actual settlement amounts of such obligations are subject to variances caused by changes in foreign exchange rates.

The Company does not have the financial resources to meet its obligations or guarantees for most all of the above obligations, and thus is in default on all of these obligations (except for the Term notes). As a result, these obligations are due on demand and have been classified as current liabilities within the caption "Debt of discontinued operations, due on demand." The Company is currently negotiating with these lenders to discuss a possible restructuring of these debt obligations. If the Company is unsuccessful in its negotiations, the Company would not be able to repay the amounts outstanding under these obligations. This failure would materially adversely affect the Company's financial condition and

                        MICROELECTRONIC PACKAGING, INC.
                 Notes to the Consolidated Financial Statements


ability to continue as a going concern, and could, as is the case with other debt defaults and failure to repay, require that the Company seek bankruptcy protection under Chapter 11 or Chapter 7 of Title 11 of the United States Code for MPI and its U.S. subsidiaries.

Maturities of principal balances are $22,000, $20,000, $16,000, $20,000 and $13,000 in 1998 through 2002, respectively. See Note 16 for debt of discontinued operations, due on demand.

MPA and CTM are prohibited from paying dividends to MPI under the provisions of a term note that has been guaranteed by one of the Company's significant customers.

MPI is directly liable, or is contingently liable based on guarantees of repayment provided, for effectively all of the above obligations.

In October 1996, the Company issued $2.8 million in 8% convertible debentures to a group of offshore investors (collectively "Purchasers"). As of December 31, 1996, $900,000 of these debentures had been converted. As of February 20, 1997, holders of the remaining $1.9 million of debentures had elected to convert, resulting in the issuance of an additional 3,801,787 shares (see Note 10).

Note 8  -  Commitments And Contingencies

Following is a schedule by year of estimated future minimum lease payments under capital and operating lease agreements.

Year ended                                            Capital    Operating
December 31,                                           Leases      Leases
------------------------------------------------------------------------------
     1998                                             $ 40,000   $  214,000
     1999                                               33,000      229,000
     2000                                               25,000      231,000
     2001                                               25,000      241,000
     2002                                               14,000      211,000
     Thereafter                                             --    1,125,000
------------------------------------------------------------------------------
     Total minimum lease payments                      137,000   $2,251,000
                                                                 ==========
     Amount representing interest                       46,000
------------------------------------------------------------------------------
     Present value of net minimum lease payments        91,000
     Current portion                                    22,000
------------------------------------------------------------------------------
     Long-term portion                                $ 69,000
==============================================================================

Certain machinery and equipment are subject to leases which are classified as capital leases for financial reporting purposes. At December 31, 1997 and 1996 $155,000 ($128,000 net) and $706,000 ($357,000 net) of such leased equipment are included in property, plant and equipment. Amortization expense related to assets under capital leases, for continuing operations was $83,000, $58,000 and $58,000 in 1997, 1996 and 1995, respectively.

The Company is also committed under noncancelable operating agreements for the lease of buildings, machinery and equipment. Rent expense for continuing operations in 1997, 1996 and 1995 was approximately $336,000, $364,000 and $301,000, respectively.

Certain of the Company's shareholders have been granted certain registration rights; the costs of any such offering, exclusive of any underwriting discount, would be borne by the Company.

                        MICROELECTRONIC PACKAGING, INC.
                 Notes to the Consolidated Financial Statements


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

Pursuant to the Company's decision to cease its multilayer and pressed ceramic operations and to liquidate MPM's and MPS's assets, MPM is currently in liquidation and MPS is in receivership in Singapore. "Current liabilities of discontinued operations, net" includes $15,446,000 of amounts due to unsecured creditors and $1,971,000 of assets which, if realized, will be used to reduce, but not eliminate, the amounts owing to secured creditors (see Note 15). As a result, management believes that there will be no funds available to repay unsecured creditors. Upon completion of the liquidation of MPM and MPS, the amounts owing to unsecured creditors may be relieved through the liquidation proceedings which has the potential of generating a significant gain. Since there can be no assurance that this gain

                        MICROELECTRONIC PACKAGING, INC.
                 Notes to the Consolidated Financial Statements


will be recognized, and if recognized, the final amount could be different from the amount shown above, no accrual for this gain has been recorded in the consolidated financial statements included in this Form 10-K. This gain, if recorded, will not result in any cash payment to MPI from the discontinued operations. There may, however, be some future U.S. Federal income tax benefits resulting from the Company's payments under its loan guarantees to these Singapore subsidiaries.

Numerous creditors have filed or threatened lawsuits against MPI and its subsidiaries for various defaults and violations of certain agreements entered into by MPI and its various subsidiaries. As a result of DBS Bank's decision to enforce its claims, MPM and MPS are in liquidation and receivership, respectively in Singapore. Should MPI be unable to restructure its debt obligations incurred through guarantees of MPM's and MPS's debts, MPI may be forced to seek protection under Chapter 7 or 11 of Title 11 the United States Code.

On April 10, 1997, DBS sent to MPS a written demand for payment of the outstanding debt owed to DBS by MPM. In addition to demanding payment, DBS imposed the default interest rate (an additional 3% interest rate) on the outstanding debt, which has been accrued through December 31, 1998.

The Company is involved in various other claims arising in the ordinary course of business; none of these other claims, in the opinion of management, is expected to have a material adverse impact on the financial position, cash flows or overall trends in the results of operations of the Company.

NOTE 9  -  INCOME TAXES

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

Net loss is comprised of the following:
Year ended December 31,                          1997            1996            1995
---------------------------------------------------------------------------------------------
Domestic operations                          $    378,000    $ (1,631,000)   $(1,640,000)
Singapore operations                          (11,874,000)    (40,211,000)       254,000
---------------------------------------------------------------------------------------------
    Total                                    $(11,496,000)   $(41,842,000)   $(1,386,000)
=============================================================================================

A reconciliation of the provision for income taxes to the amount computed by applying the statutory Federal income tax rate to income before income taxes follows:

Year ended December 31,                                   1997           1996           1995
---------------------------------------------------------------------------------------------------
Amounts computed at Federal statutory rate            $(3,909,000)   $(14,295,000)   $(485,000)
Foreign losses with no benefit                          3,121,000      10,910,000       15,000
Taxes below the Federal rate
on undistributed foreign earnings                         831,000       2,829,000       20,000
Amortization of non-deductible intangible assets           37,000          38,000       43,000
Non-deductible expenses                                     6,000         247,000      184,000
Losses for which no current benefits are available           -            271,000      223,000
Utilization of NOL carryforward                           (86,000)           -            -
---------------------------------------------------------------------------------------------------
Provision for income taxes                            $      -       $       -       $    -
===================================================================================================

                        MICROELECTRONIC PACKAGING, INC.
                 Notes to the Consolidated Financial Statements


The components of deferred income taxes:

Year ended December 31,                                      1997            1996
---------------------------------------------------------------------------------------------------
Deferred tax assets:
 Net operating loss carryforwards                     $ 3,951,000    $  4,077,000
 Accrued liabilities and reserves                       2,804,000       2,644,000
 Tax credit carryforwards                                 499,000         466,000
 Deferred income                                          106,000         166,000
 Book and tax depreciation differences                     92,000            -
 Unrealized foreign exchange loss                            -             29,000
---------------------------------------------------------------------------------------------------
                                                        7,452,000       7,382,000
Deferred tax liabilities:
 Book and tax depreciation differences                       -            (27,000)
---------------------------------------------------------------------------------------------------
                                                        7,452,000       7,355,000
Valuation allowance                                    (7,452,000)     (7,355,000)
---------------------------------------------------------------------------------------------------
Deferred taxes                                        $      -       $       -
===================================================================================================

At December 31, 1997 and 1996, a 100% valuation allowance has been provided on the total deferred income tax assets as they are not more likely than not to be realized.

The Company has not recorded provisions for any United States income taxes in 1997, 1996 and 1995. During 1995, taxable income at the Company's domestic operations was offset by the utilization of net operating loss carryforwards. At December 31, 1997, the Company had Federal net operating loss carryforwards of approximately $11,445,000 for Federal tax reporting purposes and approximately $1,025,000 for California tax purposes. The net operating loss carryforwards for tax purposes expire between 2000 and 2013.

As of December 31, 1997, the Company also has approximately $431,000 and $37,000 in Federal and state research and development credit carryforwards, respectively. These credits expire between 2000 to 2008. Additionally, the Company has approximately $31,000 of investment tax credits which expire in 2001. The Company believes that it has incurred an ownership change pursuant to
Section 382 of the Internal Revenue Code and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations.

During 1997 and 1996, the Company's Singapore operations generated operating losses for both financial reporting and income tax purposes. During 1995, taxable income at the Company's Singapore operations was offset by the utilization of net operating loss and capital allowance carryforwards.

NOTE 10  -  SHAREHOLDERS' EQUITY

In October 1996, the Company issued $2.8 million in 8% convertible debentures (see Note 7). As of December 31, 1996, holders of $900,000 of these debentures had elected to convert, under the terms of the debentures, into 1,306,996 shares of common stock. As of February 20, 1997, holders of the remaining $1.9 million of debentures had elected to convert, resulting in the issuance of an additional 3,801,787 shares.

Under the terms of two non-interest bearing obligations, the Company was required to issue and place into escrow 121,372 shares of common stock as collateral to ensure the Company's performance under

                        MICROELECTRONIC PACKAGING, INC.
                 Notes to the Consolidated Financial Statements


those obligations (see Note 7). Upon the Company's successful performance under those obligations, the shares are to be returned to the Company.

During 1996, employees exercised options to purchase 61,019 shares of the Company's common stock.

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

In order to permit the Company to issue additional options to employees, the Shareholders approved an amendment to the Company's 1993 Stock Option/Stock Issuance Plan, which reserved an additional 4 million shares for the plan (see
Note 12) on August 21, 1997.

As of March 10, 1998, shareholders approved an amendment to the Company's Amended and Restated Articles of Incorporation to increase the authorized shares of Common Stock from 15 million shares to 50 million shares and to add 10 million shares of undesignated preferred stock, pursuant to a written consent solicitation (see Note 7).

NOTE 11  -  EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution retirement savings plan which is intended to qualify under section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time U.S. employees. Participants may contribute a percentage of their salaries subject to statutory annual limitations. The Company matches a percentage of the employee contributions as specified in the plan agreement. Contributions by the Company totaled $48,000, $65,000 and $54,000 in 1997, 1996 and 1995, respectively.

NOTE 12  -  STOCK OPTION/STOCK ISSUANCE PLAN AND STOCK PURCHASE WARRANTS

Stock Option/Stock Issuance Plan - The Company maintains a stock option/stock issuance plan under which incentive stock options may be granted to employees of the Company and nonqualified stock options may be granted to consultants and non-employee directors of the Company. Under the terms of the plan, nontransferable options may be granted for terms of up to 10 years and are generally exercisable at the rate of 33% per year, although vesting terms are determined at the discretion of the Board of Directors. Options are generally granted with an exercise price not less than the fair market value of the common stock shares at the date of grant. A total of 4,690,632 shares of common stock have been reserved for issuance under the plan. The plan expires in December 2000.

On August 21, 1997, the Company cancelled and regranted substantially all existing options (other than options granted pursuant to the Automatic Option Grant Program). Based in part upon the delisting of the Company's Common Stock from the Nasdaq National Market, the financial condition of the Company, the stock price and the necessity of retaining its employees, the Company believes that this program would be in the best interests of the shareholders. As such, the Board of Directors and the Stock Option Plan Administration Committee cancelled and regranted substantially all options outstanding under the Discretionary Option Grant Program of the Plan (and grant additional options to persons who have received options under the Automatic Option Grant Program) with an exercise price in excess of the fair market value of the Common Stock of the Company as traded on the OTC Bulletin Board on the Grant Date. Pursuant to such program, each such outstanding option was cancelled and a new replacement option

                        MICROELECTRONIC PACKAGING, INC.
                 Notes to the Consolidated Financial Statements


granted for the same number of shares, with an exercise price of $0.19875 (the fair market value of the Common Stock on the new grant date).

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for this plan. Under APB Opinion 25, when the exercise price of options granted under the Company's plan is equal to the market price of the underlying stock on the date of grant, no compensation cost is recognized.

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if such compensation cost for the Company's stock option and issuance plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: 0% dividend yield; expected volatility of 19% - 23%%, 16% and 11%, risk free interest rates of 5.75% - 6.22%, 6.10% and 5.85%; and expected lives of 3 to 6 years (determined on an option-by-option basis).

Under the accounting provisions of SFAS 123, the Company's net loss per share would have been increased to the pro forma amounts indicated below:

                                                           1997                    1996                    1995
                                                --------------------------------------------------------------------
Net loss:
  As reported...................................        $(11,496,000)           $(41,842,000)            $(1,386,000)
  Proforma......................................         (11,583,000)            (41,858,000)             (1,392,000)
Earnings per common share:
  As reported...................................               (1.11)                  (7.68)                  (0.30)
  Proforma......................................               (1.12)                  (7.69)                  (0.30)
Earnings per common share assuming dilution:
  As reported...................................               (1.06)                  (7.68)                  (0.30)
  Proforma......................................               (1.07)                  (7.69)                  (0.30)

A summary of the status of the Company's stock option plan as of December 31, 1997 and 1996, and changes during the years ending on those dates is presented below:

                                              1997                       1996                     1995
                                     ------------------------   ----------------------   ----------------------
                                                 Weighted-                 Weighted-                Weighted-
                                     Shares       Average       Shares     Average       Shares     Average
                                      (000)    Exercise Price    (000)  Exercise Price    (000)  Exercise Price
                                     ------------------------   ----------------------   ----------------------
Outstanding at beginning of year      1,547        $2.22           550      $2.62         386       $3.30
Granted                               4,264         0.32         1,117       2.03         188        1.87
Exercised                               -            -             (61)      1.35          -          -
Forfeited                            (1,941)        1.75           (59)      3.28         (23)       7.90
Outstanding at end of year            3,870         0.36         1,547       2.22         551        2.62
Options exercisable at year-end       1,202         0.37           867       2.14         255        2.23
Weighted-average fair value of
 options granted during the year      $0.10                      $0.53                  $0.21

                       MICROELECTRONIC PACKAGING, INC.
                 Notes to the Consolidated Financial Statements


The following table summarizes information about fixed stock options outstanding at December 31, 1997.

                                           Options Outstanding                                     Options Exercisable
                    ---------------------------------------------------------------     ---------------------------------------
                            Number          Weighted-Average      Weighted-                  Number             Weighted-
 Range of Exercise      Outstanding at          Remaining          Average                Exercisable at         Average
      Prices               12/31/97         Contractual Life    Exercise Price              12/31/96           Exercise Price
-----------------------------------------------------------------------------------     ---------------------------------------
$  0.20  to  $  0.26      2,039,187            9.6 years            $0.20                    700,000               $0.20
$  0.43  to  $  0.51      1,775,000            9.9                  $0.48                    483,335               $0.50
$  1.75  to  $  1.91         45,900            8.9                  $1.90                     11,700               $1.90
$  4.19  to  $  5.13          9,900            6.6                  $5.04                      6,975               $5.09
                        -------------                                                   --------------
$  0.20  to  $  5.13      3,869,987                                                        1,202,010
                        =============                                                   ==============

Stock Purchase Warrants - On November 19, 1997, the Company entered into an Investment Banking Agreement for a term of two years. Pursuant to the Investment Banking Agreement, the Company is to receive business development services including the review of the Company's managerial and financial requirements, review of the Company's budgets and business plans, analysis of alternative methods by which the Company can raise capital and certain other related services in exchange for the issuance of 1,000,000 common stock purchase warrants. This warrant has a term of five years, an exercise price of $1.00 per share, and has certain registration rights. The fair market value of the Company's Common Stock on the grant date was $0.625. The exercise of the warrant was contingent on shareholder approval of an increase in the number of authorized shares necessary to provide a sufficient number of shares underlying the warrant. Shareholders subsequently granted such approval effective March 10, 1998. The Company issued 50,000 common stock purchase warrants at an exercise price of $1.00 per share in November 1997, pursuant to an agreement whereby the Company will receive investment consulting services for a period of two years. The warrants become exercisable over the first two years of the agreement and expire in November 2002.

In connection with the issuance of $2.8 million of convertible debentures on October 23, 1996 (see Note 7) the Company issued 75,421 common stock purchase warrants to the lead investor at an exercise price of $0.55 (the average conversion price of the debentures). These warrants, which were exercisable 45 days after issuance, expired on October 23, 1997. In connection with its IPO (see Note 10), the Company issued 160,000 common stock purchase warrants to its underwriter at an exercise price of $6.50. These warrants, which were exercisable upon issuance, expire in April 1999. The Company issued 17,693 common stock purchase warrants at an exercise price of $5.63 per share in August 1993. These warrants expire in August 1998.

No stock purchase warrants have been exercised during the three years ended December 31, 1997.

NOTE 13  -  SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

Cash paid for interest during 1997, 1996 and 1995 totaled $688,000, $1,731,000 and $1,034,000, respectively. In 1996, the Company entered into capital lease obligations to acquire property, plant and equipment totaling $1,784,000. As discussed in Notes 7 and 10, holders of $1,900,000 and $900,000 of convertible debentures had elected to convert their debentures into 1,306,926 shares of common stock, as of December 31, 1997 and 1996, respectively.

NOTE 14  -  RELATED PARTY TRANSACTIONS

In exchange for management, marketing, advisory, strategic planning and technical services, the Company paid $626,000 and $91,000 in 1997 and 1996 to the Company's Board Members or entities which are affiliated with three of the Company's Board members.

                       MICROELECTRONIC PACKAGING, INC.
                 Notes to the Consolidated Financial Statements


NOTE 15  -  DISCONTINUED OPERATIONS

On July 10, 1997, The Development Bank of Singapore Limited, one of the Company's and its subsidiaries largest creditors ("DBS"), appointed a Receiver and Manager to liquidate the assets of Microelectronic Packaging (S) Pte. Ltd. ("MPS"), which is a wholly owned subsidiary of the Company which manufactured primarily pressed ceramics products. DBS exercised its option to appoint a Receiver and Manger under the terms of a Deed of Debenture dated November 27, 1984 (as amended) between DBS and MPS. The Company anticipates that the Receiver and Manager will complete the liquidation of MPS by December 31, 1998. The Company has guaranteed all of MPS's obligations to DBS of which approximately $2.6 million was outstanding as of December 31, 1997. These loans which are included in the caption "Debt of discontinued operations, due on demand" in the Consolidated Balance Sheet. There can be no assurance that such debt will be fully paid through the liquidation of the assets of MPS. If insufficient , DBS could demand repayment of the shortfall from the Company through the guarantee. The Company does not have adequate resources to repay such debt if the guarantee is called.

The Company recorded the effect of the receivership as of June 30, 1997, and the results of operations of MPS have been classified as "Loss from discontinued operations" on the Consolidated Statement of Operations for the year ended December 31, 1997, 1996 and 1995. As a result of the appointment of a Receiver and Manager, MPS is no longer able to manufacture its pressed ceramic products and has ceased generating revenue since July 10, 1997.

The Company has also evaluated the net realizable value of the assets of its MPS subsidiary. The effect of this is to reduce the carrying value of certain assets by $6.4 million in 1997 and $6.2 million in 1996. These charges are included on the Consolidated Statement of Operations in the caption "Estimated loss on disposal of pressed ceramics operations."

On March 18, 1997, a Receiver was appointed to handle the liquidation of the multilayer ceramics operations of MPM (S) Pte. Ltd. As of December 31, 1997, essentially all of the assets of MPM had been sold. Final resolution of the remaining liabilities will come only after the liquidation of MPS, since MPS has guaranteed the DBS bank loan and the equipment leases entered into by MPM. The portion of these liabilities remaining after any reduction available from the sale of MPS and MPM assets will then be transferred to MPI, as MPI also guaranteed these loans and leases. As of October 8, 1997, the Company (as guarantor) reached an agreement with MPM's lessor for the repayment of the balance remaining after the sale of the leased equipment, over a five-year term (interest only during the first year, with principal due quarterly thereafter). The loan balance will be reduced by excess funds available from the liquidation of MPS, in the event that any funds are available. The holders of the debentures issued to Transpac and related parties still retain $9.0 million of debt securities issued by MPM which are guaranteed by the Company. The Company and MPM are in default thereunder.

The Company's MPC subsidiary was informed in April 1997 that Carborundum Corporation ("Carborundum"), its sole customer, was immediately cancelling the manufacturing and related agreements with MPC as a result of Carborundum's sale of its assets to a third party.

On April 5, 1997, a fire at the Company's MPC facility caused damage to the building and certain equipment. The Company is insured against the fire, and believes that it will incur minimal losses from the fire. The Company has closed the MPC operation and has terminated all of its MPC employees. The Company expects that there will be minimal impact from the disposition of the assets of MPC. Most costs of closure of the MPC operations will be borne by the former customer or the Company's business interruption insurance. The Company has recorded the effect of the closure of this business as of

                       MICROELECTRONIC PACKAGING, INC.
                 Notes to the Consolidated Financial Statements

June 30, 1997, and the results of operations of MPC have been classified as "Loss from discontinued operations" in the Consolidated Statement of Operations.

Based on the information above, the results of operations of the MPS, MPC and MPM segments have been reported separately as discontinued operations as of December 31, 1997, and for the year then ended. Consolidated Statements of Operations for the years ended December 31, 1996 and 1995 have been restated to present MPS, MPC and MPM segments as discontinued operations.

Discontinued operations include management's best estimates of the amounts expected to be realized on the sale of its assets associated with these discontinued operations and the expenses to be incurred through the disposal date. The amounts the Company will ultimately realize and incur could differ materially in the near term from the amounts assumed in arriving at the loss on disposal of the discontinued operation. Management anticipates that the foreign operations will be fully dissolved in 1998.

The components of "Current liabilities of discontinued operations, net" included in the Consolidated Balance Sheets are as follows (only MPM was included in net liabilities of discontinued operations as of December 31, 1996 - MPS and MPC are included, along with MPM, as of December 31, 1997). Consistent with the 1997 presentation, all debt obligations have been reclassified to the caption "Debt of discontinued operations, due on demand" and are included in the discussion at
Note 7.


December 31,                                                       1997          1996
--------------------------------------------------------------------------------------------------------
     Cash                                                     $    572,000    $    391,000
     Other current assets                                             -            225,000
     Property, net                                               1,399,000       1,500,000
--------------------------------------------------------------------------------------------------------
        Total restricted assets, held by Receiver                1,971,000       2,116,000
     Accounts payable and accrued liabilities                   15,446,000       7,113,000
--------------------------------------------------------------------------------------------------------
     Current liabilities of discontinued operations, net      $(13,475,000)   $(19,263,000)
========================================================================================================

NOTE 16  - GEOGRAPHIC INFORMATION

Year ended December 31,                                       1997          1996            1995
--------------------------------------------------------------------------------------------------------
Net sales to unaffiliated customers:
  United States                                            $28,522,000   $19,044,000    $ 15,181,000
  Singapore                                                       --            --              --
--------------------------------------------------------------------------------------------------------
Net sales as reported in the
  accompanying consolidated statements of operations       $28,522,000   $19,044,000    $ 15,181,000
========================================================================================================
Income (loss) from operations:
  United States                                            $   206,000   $(1,749,000)   $ (1,888,000)
  Singapore                                                       --            --              --
--------------------------------------------------------------------------------------------------------
Income (loss) from operations as reported in the
  accompanying consolidated statements of operations       $   206,000   $(1,749,000)   $ (1,888,000)
========================================================================================================

                       MICROELECTRONIC PACKAGING, INC.
                 Notes to the Consolidated Financial Statements

December 31,                                                                1997            1996
--------------------------------------------------------------------------------------------------------
Identifiable assets:
  United States                                                          $  9,911,000    $ 9,640,000
  Singapore and Indonesia                                                         --      15,254,000
--------------------------------------------------------------------------------------------------------
Total assets as reported in the
  accompanying consolidated balance sheets                                $ 9,911,000    $24,894,000
========================================================================================================
Identifiable liabilities:
  United States                                                           $ 9,517,000    $11,912,000
  Singapore                                                                40,626,000     43,596,000
--------------------------------------------------------------------------------------------------------
Total liabilities as reported in the
  accompanying consolidated balance sheets                                $50,143,000    $55,508,000
========================================================================================================

NOTE 17  - EARNINGS PER SHARE

                                                      For the Year Ended December 31, 1997
                                           ----------------------------------------------------------
                                                  Income               Shares            Per-Share
                                                (Numerator)         (Denominator)          Amount
                                           -------------------  --------------------  ---------------
Income from continuing operations               $378,000
BASIC EPS
Income available to common stockholders          378,000            10,360,841               $0.04
                                                                                      ===============
Effect of Dilutive Securities
Stock Options                                       --                 525,478
Warrants                                            --                   --
                                           -------------------  --------------------
Diluted EPS
Income available to common
  stockholders + assumed conversions            $378,000            10,886,319               $0.03
                                           ===================  ====================  ===============

Options to purchase 55,800 shares and warrants to purchase 1,227,693 shares of common stock at prices ranging from $1.75 to $6.50 were outstanding during the second half of 1997 but were not included in the computation of diluted EPS because the options' and warrants' exercise prices were greater than the average market price of the common shares. The options and warrants, which expire between August 1998 and November 2006 were still outstanding as of December 31, 1997.

                       MICROELECTRONIC PACKAGING, INC.
                 Notes to the Consolidated Financial Statements


                                                       For the Year Ended December 31, 1996
                                           ---------------------------------------------------------
                                                  Income               Shares            Per-Share
                                                (Numerator)         (Denominator)          Amount
                                           -------------------  --------------------  --------------
Loss from continuing operations                $(2,437,000)
BASIC EPS
Income available to common stockholders         (2,437,000)            5,445,380            $(0.45)
                                                                                      ==============
Effect of Dilutive Securities
Stock Options                                        --                    --
Warrants                                             --                    --
                                           -------------------  --------------------
DILUTED EPS
Income available to common
  stockholders + assumed conversions           $(2,437,000)            5,445,380            $(0.45)
                                           ===================  ====================  ==============

Options and warrants to purchase shares of common stock which outstanding during the second half of 1996 were not included in the computation of diluted EPS because the options' and warrants' effect on EPS would be anti-dilutive.


                                                       For the Year Ended December 31, 1995
                                           ---------------------------------------------------------
                                                  Income               Shares            Per-Share
                                                (Numerator)         (Denominator)          Amount
                                           -------------------  --------------------  --------------
Loss from continuing operations                $(1,891,000)
BASIC EPS
Income available to common stockholders         (1,891,000)            4,660,000            $(0.41)
                                                                                      ==============
Effect of Dilutive Securities
Stock Options                                        --                    --
Warrants                                             --                    --
                                           -------------------  --------------------
DILUTED EPS
Income available to common
  stockholders + assumed conversions           $(1,891,000)            4,660,000            $(0.41)
                                           ===================  ====================  ==============

Options and warrants to purchase shares of common stock which outstanding during the second half of 1995 were not included in the computation of diluted EPS because the options' and warrants' effect on EPS would be anti-dilutive.

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                         FINANCIAL STATEMENTS SCHEDULES


Board of Directors
Microelectronic Packaging, Inc.
San Diego, California

The audits referred to in our report dated March 16, 1998 relating to the consolidated financial statements of Microelectronic Packaging, Inc., which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered a net loss in the amount of $11,496,000 which included a loss from discontinued operations of $11,874,000 in 1997, has a working capital deficiency of $41,657,000 and an accumulated deficiency of $80,248,000 as of December 31, 1997, is in default of most of its loan agreements, is economically dependent on a single customer, has three foreign subsidiaries in receivership and/or liquidation under Singapore law, has various claims and lawsuits filed against the Company and its subsidiaries and may be forced to seek protection for the Company and certain subsidiaries under United States bankruptcy law. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. Continuation of the Company thereafter is dependent on the Company's ability to negotiate arrangements with its lenders, raise sufficient capital and achieve sufficient cash flow to meet its restructured debt obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    BDO SEIDMAN, LLP

Costa Mesa, California
March 16, 1997

                        MICROELECTRONIC PACKAGING, INC.
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                                  SCHEDULE II


                                       Balance At           Additions        Transfers to
                                      Beginning Of     Charged To Costs      Discontinued                      Balance At End
                                         Period           And Expenses        Operations       Deductions        Of Period
                                  ------------------------------------------------------------------------------------------------
Allowance For Doubtful Accounts
 for the Year Ended:
  December 31, 1995                   $   136,000         $    77,000         $      --        $  (14,000)         $   199,000
  December 31, 1996                       199,000              99,000                --              --                298,000
  December 31, 1997                       298,000                --                  --           (63,000)             235,000
Inventory Valuation Reserves for
 the Year Ended:
  December 31, 1995                   $   663,000         $   460,000         $      --        $  (93,000)         $ 1,030,000
  December 31, 1996                     1,030,000             606,000                --          (312,000)           1,324,000
  December 31, 1997                     1,324,000              49,000            (909,000)       (220,000)             244,000
Other Valuation Reserves (1)
 for the Year Ended:
  December 31, 1995                   $   157,000         $   916,000         $     --         $  (90,000)         $   983,000
  December 31, 1996                       983,000           1,817,000               --               --              2,800,000
  December 31, 1997                     2,800,000                --            (2,526,000)           --                274,000
Property, Plant And Equipment -
 Continuing Operations
 for the Year Ended:
  December 31, 1996                  $       --           $ 6,163,000         $      --        $     --            $ 6,163,000
  December 31, 1997                     6,163,000                --            (6,163,000)           --                 --
Property, Plant And Equipment -
 Discontinued Operations
 for the Year Ended:
  December 31, 1996                  $       --           $14,943,000         $      --        $     --            $14,943,000
  December 31, 1997                    14,943,000             755,000           6,163,000            --             21,861,000

(1)  Pertains To Other Receivables, Including Innoventure Receivable for 1996.