Form 10-Q/A
period 1997-06-30
MICROELECTRONIC PACKAGING INC /CA/
filed 1998-04-10
CIK 916232

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             --------------------
                                  FORM 10-Q/A

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED    JUNE 30, 1997
                               -------------------

                                       OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER                0-23562
                               ---------------------

                        MICROELECTRONIC PACKAGING, INC.
--------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          CALIFORNIA                                     94-3142624
-------------------------------             ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

9577 CHESAPEAKE DRIVE, SAN DIEGO, CALIFORNIA                  92123
--------------------------------------------     -------------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE      (619) 292-7000
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

     As of August 11, 1997, there were 10,793,279 shares outstanding of the
           ---------------             ----------
Registrant's Common Stock, no par value per share.

================================================================================

Index                                                                   Page No.
-----                                                                   --------
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets.......................     3
           Condensed Consolidated Statements of Operations.............     4
           Condensed Consolidated Statements of Cash Flows.............     5
           Condensed Consolidated Statement of Changes in Shareholders'
            Deficit....................................................     6
           Notes to Condensed Consolidated Financial Statements........     7

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................    14

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K............................    31

SIGNATURES.............................................................    32

EXHIBIT INDEX..........................................................    33

                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                        MICROELECTRONIC PACKAGING, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    June 30,            December 31,
                                                                     1997                  1996
                                                                  ------------          -----------
                                                                  (unaudited)
                                                              (Restated-See Note 2)
ASSETS
Current assets:
  Cash                                                            $  1,192,000          $  2,954,000
  Accounts receivable, net                                           2,193,000             5,849,000
  Inventories                                                        7,660,000            10,072,000
  Other current assets                                                 114,000             1,836,000
                                                                  ------------          ------------
    Total current assets                                            11,159,000            20,711,000
Property, plant and equipment, net                                     780,000             3,479,000
Other non-current assets                                               338,000               704,000
                                                                  ------------          ------------
                                                                  $ 12,277,000          $ 24,894,000
                                                                  ============          ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Debt in default, due on demand                                  $ 16,774,000          $ 19,052,000
  Line of credit borrowings, due on demand                                 -               5,201,000
  Current portion of long-term debt                                  3,014,000             2,527,000
  Accounts payable                                                  12,102,000            12,522,000
  Accrued liabilities                                                2,102,000             3,656,000
  Deferred revenue                                                     330,000               503,000
  Current liabilities of discontinued operations, net               16,838,000             7,265,000
                                                                  ------------          ------------
    Total current liabilities                                       51,160,000            50,726,000

Long-term debt, less current portion                                 2,961,000             4,782,000
Commitments and Contingencies
Shareholders' Deficit
  Common stock, no par value                                        39,839,000            38,138,000
  Accumulated deficit                                              (81,683,000)          (68,752,000)
                                                                  ------------          ------------
Total shareholders' deficit                                        (41,844,000)          (30,614,000)
                                                                  ------------          ------------
                                                                  $ 12,277,000          $ 24,894,000
                                                                  ============          ============


                        MICROELECTRONIC PACKAGING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                         Three months ended June 30,           Six months ended June 30,
                                                      --------------------------------       ----------------------------
                                                            1997             1996                 1997            1996
                                                      ------------        ------------       ------------    ------------
                                                                                (Restated-See Note 2)
                                                      -------------------------------------------------------------------
Net sales:
  Product sales                                       $  8,788,000        $  4,448,000       $ 16,462,000    $ 10,778,000
  Other sales                                               90,000             582,000             90,000         817,000
                                                      ------------        ------------       ------------    ------------
                                                         8,878,000           5,030,000         16,552,000      11,595,000

Cost of goods sold:
  Product sales                                          8,249,000           3,585,000         15,040,000       8,749,000
  Other sales                                               43,000             514,000             43,000         729,000
                                                      ------------        ------------       ------------    ------------
                                                         8,292,000           4,099,000         15,083,000       9,478,000
                                                      ------------        ------------       ------------    ------------
Gross profit                                               586,000             931,000          1,469,000       2,117,000

Selling, general and administrative                      1,315,000             982,000          2,579,000       1,865,000
Engineering and product development                         88,000             154,000            196,000         275,000
                                                      ------------        ------------       ------------    ------------
  Income (loss) from operations                           (817,000)           (205,000)        (1,306,000)        (23,000)
Other income (expense):
  Interest (expense), net                                   (5,000)            (10,000)           (25,000)        (22,000)
  Other income, net                                        106,000              33,000            275,000          82,000
                                                      ------------        ------------       ------------    ------------
Income (loss) from continuing operations
  before provision for income taxes                       (716,000)           (182,000)        (1,056,000)        (37,000)
Income tax provision (benefit)                                   -             (53,000)                 -          47,000
                                                      ------------        ------------       ------------    ------------
Income (loss) from continuing operations                  (716,000)           (129,000)        (1,056,000)        (10,000)
Discontinued operations:
  Income (loss) from operations                         (3,445,000)            739,000         (4,524,000)      1,185,000
  Estimated loss on disposal                            (7,351,000)                  -         (7,351,000)              -
                                                      ------------        ------------       ------------    ------------
Net income (loss)                                     $(11,711,000)       $    610,000       $(12,931,000)   $  1,175,000
                                                      ============        ============       ============    ============
Weighted average shares used
  in per share calculation                              10,793,000           5,746,000          9,921,000       5,327,000
                                                      ============        ============       ============    ============
Net income (loss) per common share:
  Continuing operations                               $      (0.07)       $      (0.02)      $      (0.10)   $          -
  Discontinued operations                                    (1.02)               0.13              (1.20)           0.22
                                                      ------------        ------------       ------------    ------------
Net income (loss) per common share                    $      (1.09)       $       0.11       $      (1.30)   $       0.22
                                                      ============        ============       ============    ============

                        MICROELECTRONIC PACKAGING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                              Six months ended June 30,
                                                                     -----------------------------------------
                                                                             1997                   1996
                                                                     (Restated-See Note 2)
--------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities of:
  Continuing operations                                              $        689,000          $    (4,116,000)
  Discontinued operations                                                   1,955,000
--------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                            2,644,000               (4,116,000)
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of fixed assets                                                (331,000)              (6,046,000)
  Proceeds from sale of fixed assets
    Continuing operations                                                      24,000
    Discontinued operations                                                   236,000
  Realized loss from forward foreign currency contracts                             -                  215,000
--------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                              (71,000)              (5,831,000)
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase (decrease) in short-term notes payable
    Continuing operations                                                           -                  961,000
    Discontinued operations                                                (3,612,000)                       -
  Borrowings under long-term debt and promissory notes
    Continuing operations                                                      76,000               10,616,000
  Principal payments on long-term debt and promissory notes
    Continuing operations                                                    (291,000)                (334,000)
    Discontinued operations                                                  (508,000)                       -
  Issuance of common stock                                                          -                1,986,000
--------------------------------------------------------------------------------------------------------------
    Net cash provided (used) by financing activities                       (4,335,000)              13,229,000
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                            (1,762,000)               3,282,000
Cash at beginning of period                                                 2,954,000                2,923,000
--------------------------------------------------------------------------------------------------------------
Cash at end of period                                                $      1,192,000          $     6,205,000
==============================================================================================================


                        MICROELECTRONIC PACKAGING, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                           IN SHAREHOLDERS' DEFICIT
                                  (unaudited)


                                                 Common Stock
                                        -----------------------------        Accumulated
                                            Shares          Amount             Deficit              Total
                                        -------------    ------------       -------------       -------------
                                                                            (Restated-See       (Restated-See
                                                                               Note 2)             Note 2)
Balance at January 1, 1997                  6,991,493    $ 38,138,000       $ (68,752,000)      $ (30,614,000)
Issuance of common stock                    3,801,786       1,701,000                               1,701,000
Net loss                                                                      (12,931,000)        (12,931,000)
-------------------------------------------------------------------------------------------------------------

Balance at June 30, 1997                   10,793,279    $ 39,839,000       $ (81,683,000)      $ (41,844,000)
=============================================================================================================

                        Microelectronic Packaging, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

1. Quarterly Financial Statements

   The accompanying condensed consolidated financial statements and related notes as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim periods. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 1996 in the Company's Annual Report on Form 10-K. Readers of this Quarterly Report on Form 10-Q are strongly encouraged to review the Company's Annual Report on Form 10-K. Copies are available from the Chief Financial Officer of the Company at 9577 Chesapeake Drive, San Diego, California 92123.

2. Interest Expense Related to Discontinued Singapore Segment Debt

   On March 3, 1997, prior to the release of its operating results for the year ended December 31, 1996, the Company announced the commencement of the liquidation of its MPM Singapore Pte. Ltd. ("MPM") subsidiary which had been the subsidiary through which the Company was developing multilayer packaging technology pursuant to a licensing agreement with IBM. In addition, on July 10, 1997, the Company announced the commencement of the liquidation of its MPS Singapore Pte. Ltd. ("MPS") subsidiary that had been manufacturing EPROM, CERDIP and other pressed ceramic packages.

   The total debt pertaining to the MPM and MPS subsidiaries aggregates approximately $23 million as of June 30, 1997. The estimated interest expense pertaining to the MPM portion of this debt for the period from January 1, 1997 to June 30, 1997 (the anticipated date of liquidation of MPM at December 31, 1996) was recorded as a charge to discontinued operations as of December 31, 1996. The Company previously accounted for the interest expense of MPS as a current period expense in its quarterly report ended June 30, 1997. Subsequently, the Company has determined that it is more appropriate to classify these Singapore operations' financing expenses as estimated loss on disposal of discontinued operations to be consistent with the method of reporting used by the Company at December 31, 1996 and to more accurately reflect the estimated loss on disposal.

   Accordingly, the Company is restating its quarterly results for the three months ended June 30, 1997 to increase its reserves for discontinued operations by $3,500,000 which represents interest expense related to the debt from two of the Company's subsidiaries in Singapore. The interest expense recorded covers the six months ended December 31, 1997 and the projected applicable interest expense that will be incurred by both MPM and MPS through the completion of the liquidation (in 1998). The Company believes that the increase made to its reserves for discontinued operations of $3,500,000 as of June 30, 1997 will be adequate to satisfy all anticipated liabilities of those discontinued operations.

   The effect of these changes is to decrease the operating loss by $199,000 for the quarter ended June 30, 1997, and to increase the Company's net loss by $3,500,000 for the same period.

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

3. Inventories

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

4. Effects of Income Taxes

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

5. Net Income (Loss) Per Share

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

6. Commitments and Contingencies

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

7. Customer Supplied Inventory

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

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

                                                              (unaudited) (Restated - See Note 2)
                                              ------------------------------------------------------------------
                                               Historical                 Pro Forma                 Pro Forma
                                              June 30, 1997              Adjustments(1)            June 30, 1997
                                              -------------             ---------------           --------------
Accounts Receivable                             $ 2,193,000              $   (913,000)              $ 1,280,000
Inventories                                       7,660,000                (4,731,000)                2,929,000
Total current assets                             11,159,000                (5,644,000)                5,515,000

Current portion of long-term debt                 3,014,000                 4,940,000                 7,954,000
Accounts payable                                 12,102,000               (10,584,000)                1,518,000
Total current liabilities                        51,160,000                (5,644,000)               45,516,000

                                                              (unaudited) (Restated - See Note 2)
                                            -----------------------------------------------------------------------
                                               Historical                                            Pro Forma
                                            Three Months Ended           Pro Forma               Three Months Ended
                                              June 30, 1997             Adjustments                June 30, 1997
                                            ------------------         ----------------          ------------------
Net sales                                      $  8,878,000            $(5,060,000) (2)             $  3,818,000
Cost of goods sold                                8,292,000             (5,164,000) (3)                3,128,000
Gross profit                                        586,000                104,000                       690,000
Net income (loss)                               (11,711,000)               104,000                   (11,607,000)
                                            ------------------         ----------------          ------------------
Net income (loss) per common share                   $(1.09)                 $0.01                        $(1.08)
                                            ==================         ================          ==================

                                                              (unaudited) (Restated - See Note 2)
                                             ----------------------------------------------------------------------
                                               Historical                                            Pro Forma
                                             Six Months Ended            Pro Forma                Six Months Ended
                                              June 30, 1997             Adjustments                June 30, 1997
                                             ----------------          ----------------          -----------------
Net sales                                      $ 16,552,000            $(9,748,000) (2)             $  6,804,000
Cost of goods sold                               15,083,000             (9,948,000) (3)                5,135,000
Gross profit                                      1,469,000                200,000                     1,669,000
Net income (loss)                               (12,931,000)               200,000                   (12,731,000)
                                             ================          ================          =================
Net income (loss) per common share                   $(1.30)                 $0.02                        $(1.28)
                                             ================          ================          =================

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

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

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

8. Liquidation of Subsidiary

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

   The Company has also evaluated the net realizable value of the assets of its MPS subsidiary. The effect of this is to reduce the carrying value of certain assets as of June 30, 1997, and a charge to "Estimated loss on disposal" on the Condensed Consolidated Statement of Operations for the three and six month periods ended June 30, 1997.

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

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

9.  Loss of Business

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

10. Discontinued Operations

    Based on the information included in Notes 8 and 9, the results of MPS, MPC and MPM segments have been reported separately as discontinued operations as of June 30, 1997, and for the three and six month periods then ended. Consolidated Statements of Operations for the three and six month periods ended June 30, 1996 have been restated to present MPS, MPC and MPM segments as discontinued operations. Certain items in the Condensed Consolidated Balance Sheet as of December 31, 1996 have been restated to conform to the current period's presentation.

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

    The components of "Current liabilities of discontinued operations, net" included in the Condensed Consolidated Balance Sheets are as follows (only MPM was included in net liabilities of discontinued operations as of December 31, 1997 -- MPS and MPC are included, along with MPM, as of June 30, 1997):

                                             June 30, 1997   December 31, 1996
                                            -----------------------------------
                                              (unaudited)
                                             (Restated-See
                                                Note 2)
Cash                                         $    164,000       $    391,000
Other current assets
 (principally trade receivables and
  inventories)                               $  1,888,000       $    225,000
Property, plant and equipment, net              1,713,000          1,500,000
Other non-current assets                          308,000                --
Debt in default and
 line of credit borrowings, due on demand      (5,504,000)        (3,298,000)
Accounts payable and accrued expenses         (15,407,000)        (6,083,000)
                                            -----------------------------------
Current liabilities of
 discontinued operations, net                $(16,838,000)      $ (7,265,000)
                                            ===================================

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

The Condensed Consolidated Statements of Operations relating to the discontinued operations for the three and six month periods ended June 30, 1997 and 1996 are presented below:

                          Three months ended June 30,  Six months ended June 30,
                          --------------------------   -------------------------
                              1997          1996          1997           1996
                          -----------    -----------   -----------   -----------
                                     (unaudited) (Restated-See Note 2)
Net sales                 $ 3,753,000    $11,093,000   $ 9,972,000   $21,980,000
Costs and expenses          7,198,000     10,122,000    14,088,000    20,345,000
                          -----------    -----------   -----------   -----------
Income (loss) from
discontinued operations   $(3,445,000)   $   971,000   $(4,116,000)  $ 1,635,000
                          ===========    ===========   ===========   ===========

11. Supplemental Information To Condensed Consolidated Statements of Cash Flows

    Holders of $1,900,000 of convertible debentures issued in October 1996, elected to convert their debentures into 3,801,787 shares of Common Stock during January and February, 1997.

12. New Accounting Standard

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

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

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

13. Going Concern

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

14. Forward Looking Statements

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

Revenues reported in this Quarterly Report on Form 10-Q reflect the reclassification of revenues from the Company's Singapore subsidiaries for all periods presented (MPS, MPC and MPM) to "Income (loss) from discontinued operations" (see Note 10 to Condensed Consolidated Financial Statements). The Company anticipates a significant reduction in revenues in the future as a result of a significant customer's decision to provide certain raw materials on consignment, rather than selling them to the Company as has been done in the past (see Note 7 to Condensed Consolidated Financial Statements).

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

Cost of goods sold reported in this Quarterly Report on Form 10-Q reflect the reclassification of cost of goods sold from the Company's Singapore subsidiaries for all periods presented (MPS, MPC and MPM) to "Income (loss) from discontinued operations" (see Note 10 to Condensed Consolidated Financial Statements). The Company anticipates a significant reduction in cost of goods sold in the future as a result of a significant customer's decision to provide certain raw materials on consignment, rather than selling them to the Company as has been done in the past (see Note 7 to Condensed Consolidated Financial Statements).

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

GROSS PROFIT

Gross profit was $586,000 (6.6% of net sales) for the second quarter and $1,469,000 (8.9% of net sales) for the six months ended June 30, 1997, as compared to $931,000 (18.5% of net sales) for the second quarter and $2,117,000 (18.3% of net sales) for the six months ended June 30, 1996. The decrease in gross profits for the second quarter and for the six months ended June 30, 1997 is attributable to a change in mix of products with a higher selling price, but with much lower margins, thus reducing gross profit in dollars and as a percentage of sales. With demand increasing on the newer, lower-margin products, the Company anticipates that the gross profit for the remainder of 1997 will continue to be at the lower levels experienced during the first half of 1997.

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

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Selling, general and administrative expenses reported in this Quarterly Report on Form 10-Q reflect the reclassification of these costs from the Company's Singapore subsidiaries for all periods presented (MPS, MPC and MPM) to "Income
(loss) from discontinued operations" (see Note 10 to Condensed Consolidated Financial Statements).

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

Engineering and product development expenses reported in this Quarterly Report on Form 10-Q reflect the reclassification of these expenses from the Company's Singapore subsidiaries for all periods presented (MPS, MPC and MPM) to "Income
(loss) from discontinued operations" (see Note 10 to Condensed Consolidated Financial Statements).

INTEREST EXPENSE

Interest expense was $5,000 for the second quarter and $25,000 for the first six months of 1997, representing a decrease of $5,000 and an increase of $3,000, respectively, from the corresponding periods of 1996. This caption has been restated to exclude interest on customer loans that are related to the discontinued operations of Singapore (see Note 2).

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

DISCONTINUED OPERATIONS

The net operating results of the activities of MPM, MPS, MPC and FT for each of the three and six month periods ended June 30, 1997 and 1996 have been included as income or loss from discontinued operations on the Condensed Consolidated Statement of Operations. Amounts recorded as estimated losses on disposal of assets of the discontinued operations reflect management's best estimates of the amounts expected to be realized on the sale of the assets associated with these discontinued operations and the expenses to be incurred through the disposal date. Such expenses include $3.5 million of interest

                                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

expense relating to the indebtedness of the discontinued operations through the expected completion of the liquidation process. The amounts the Company will ultimately realize and incur could be materially different from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

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

The Company's CTM Electronics, Inc. subsidiary purchases certain chips ("die") used in the assembly of multichip modules sold to one of the Company's significant customers from that same customer. This customer notified the Company recently that it will no longer sell die to the Company and instead is providing the die on consignment. This change will result in a significant reduction in revenues and cost of goods sold (see Note 7 to Condensed Consolidated Financial Statements).

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

Significant Customer Concentration. Historically, the Company has sold its products to a very limited number of customers. Recently, certain of the Company's key customers have decreased or terminated (in the case of SGS-Thomson) their product purchase orders with the Company. Any further reduction in orders by any of these customers, including reductions due to market, economic or competitive conditions in the semiconductor, personal computer or electronic industries, or in other industries that manufacture products utilizing semiconductors or MCM's, could materially adversely affect the Company's business, financial condition and results of operations. Sales to one customer, Schlumberger, accounted for 29% of the Company's net sales in 1996 and is expected to continue to account for a majority of the Company's MCM sales. In light of the termination of all of the Company's business operations in Singapore, the Company's continued increasing reliance on its MCM business for substantially all of its overall net sales, the failure to meet Schlumberger's requirements will materially adversely affect the Company's ability to continue as an ongoing concern. The supply agreements with certain of the Company's customers do not obligate them to purchase products from the Company. The Company's ability to increase its sales in the future will also depend in part upon its ability to obtain orders from new customers. There can be no assurance that the Company's sales will increase in the future or that the Company will be able to retain existing customers or to attract new ones. There can also be no assurance that the Company's CTM subsidiary will be able to diversify or enhance its customer base. Failure to develop new customer relationships could materially adversely affect the Company's business, financial condition and results of operations.

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

Net Operating Loss. The Company's decision to discontinue its multilayer ceramic operations was the factor contributing to its 1996 net loss of $41.8 million. The Company has incurred further losses in the liquidation of its pressed ceramic operations and on June 30, 1997, the Company had a working capital deficiency of $40.0 million, which included debt obligations which are in default and due on demand of $16.8 million, the current portion of long-term debt of $3.0 million, plus the net current liabilities of discontinued operations of $16.8 million (this latter figure includes $4.2 million line of credit borrowings which are due on demand and $3.5 million of accrued interest relating to the indebtedness of the discontinued operations through the expected completion of the liquidation process).

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

         The Exhibits filed as part of this report are listed below.

            Exhibit No.  Description
            -----------  -----------
            10.98(2)     Loan and Security Agreement dated May 13, 1997 between
                         the Company and Texas Instruments Singapore (Pte)
                         Limited.(1)

            10.99(2) Promissory Note dated May 13, 1997, between the Company and Citicorp USA, Inc.

            10.100(2)    Amendment (to Promissory Note) dated July 11, 1997,
                         between the Company and Citicorp USA, Inc.

            11.1         Computation of Net Income (Loss) per Common Share

            27.1         Financial Data Schedule

(1) Confidential treatment has been requested for portions of this document. Redacted provisions are indicated by the use of "[**]" in place of the redacted text or information.

(2) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed with the Securities and Exchange Commission on August 14, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MICROELECTRONIC PACKAGING, INC.
                                 -------------------------------
                                           (Registrant)

Date: April 8, 1998              By: /s/ DENIS J. TRAFECANTY
      -------------                  ----------------------------------------
                                         Denis J. Trafecanty
                                         Senior Vice President
                                         Chief Financial Officer

                                 EXHIBIT INDEX

Number      Description
------      -----------
 10.98(2)   Loan and Security Agreement Dated May 13, 1997, between the Company and Texas Instruments (Pte) Limited.(1)

 10.99(2)   Promissory Note dated May 13, 1997, between the Company and Citicorp
            USA, Inc.

 10.100(2)  Amendment (to Promissory Note) dated July 11, 1997, between the
            Company and Citicorp USA, Inc.

 11.1       Computation of Net Income (Loss) per Common Share

 27.1       Financial Data Schedule

(1) Confidential treatment has been requested for portions of this document. Redacted provisions are indicated by the use of "[**]" in place of the redacted text or information.

(2) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed with the Securities and Exchange Commission on August 14, 1997.