Form 10-Q/A
period 1997-09-30
MICROELECTRONIC PACKAGING INC /CA/
filed 1998-04-10
CIK 916232

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                            ----------------------


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
                             ---------------------------


                        MICROELECTRONIC PACKAGING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                       94-3142624
-------------------------------                  -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

9577 CHESAPEAKE DRIVE, SAN DIEGO, CALIFORNIA                92123
--------------------------------------------     -------------------------------
  (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code        (619) 292-7000
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


     As of November 7, 1997, there were 10,793,279 shares outstanding of the
           ----------------             ----------
Registrant's Common Stock, no par value per share.

================================================================================

  Index                                                                 Page No.
---------                                                               --------
PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements:

                 Condensed Consolidated Balance Sheets.................     3

                 Condensed Consolidated Statements of Operations.......     4

                 Condensed Consolidated Statements of Cash Flows.......     5

                 Condensed Consolidated Statement of
                   Changes in Shareholders' Deficit....................     6

                 Notes to Condensed Consolidated Financial Statements..     7

Item 2.          Management's Discussion and Analysis of
                    Financial Condition and Results of Operations......    14


PART II          OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K......................    31


SIGNATURES.............................................................    32


EXHIBIT INDEX..........................................................    33

                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                        MICROELECTRONIC PACKAGING, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                September 30,         December 31,
                                                                    1997                  1996
                                                             ------------------    ------------------
                                                                (unaudited)
                                                                (Restated -
                                                                See Note 2)
ASSETS
Current assets:
   Cash                                                         $  1,623,000             $  2,954,000
   Accounts receivable, net                                        2,708,000                5,849,000
   Inventories                                                     3,824,000               10,072,000
   Other current assets                                              131,000                1,836,000
                                                                ------------             ------------
       Total current assets                                        8,286,000               20,711,000
Property, plant and equipment, net                                   757,000                3,479,000
Other non-current assets                                             330,000                  704,000
                                                                ------------             ------------
                                                                $  9,373,000             $ 24,894,000
                                                                ============             ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Debt in default, due on demand                               $ 14,833,000             $ 19,052,000
   Line of credit borrowings, due on demand                            -                    5,201,000
   Current portion of long-term debt                               3,226,000                2,527,000
   Accounts payable                                                8,341,000               12,522,000
   Accrued liabilities                                             3,008,000                3,656,000
   Deferred revenue                                                  295,000                  503,000
   Current liabilities of discontinued operations, net            16,681,000                7,265,000
                                                                ------------             ------------
       Total current liabilities                                  46,384,000               50,726,000
Long-term debt, less current portion                               4,265,000                4,782,000
Commitments and contingencies
Shareholders' deficit:
   Common stock, no par value                                     39,839,000               38,138,000
   Accumulated deficit                                           (81,115,000)             (68,752,000)
                                                                ------------             ------------
       Total shareholders' deficit                               (41,276,000)             (30,614,000)
                                                                ------------             ------------
                                                                $  9,373,000             $ 24,894,000
                                                                ============             ============

                        MICROELECTRONIC PACKAGING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                    Three months ended September 30,     Nine months ended September 30,
                                          1997            1996                1997            1996
                                    ---------------  ---------------    ---------------  ---------------
                                                           (Restated - See Note 2)
Net sales:
  Product sales                       $ 5,655,000       $3,030,000        $ 22,117,000      $13,808,000
  Other sales                               -              711,000              90,000        1,527,000
                                      -----------       ----------        ------------      -----------
                                        5,655,000        3,741,000          22,207,000       15,335,000
Cost of goods sold:
  Product sales                         4,019,000        2,570,000          19,059,000       11,319,000
  Other sales                               -              597,000              43,000        1,326,000
                                      -----------       ----------        ------------      -----------
                                        4,019,000        3,167,000          19,102,000       12,645,000
                                      -----------       ----------        ------------      -----------
Gross profit                            1,636,000          574,000           3,105,000        2,690,000
Selling, general and administrative     1,008,000          841,000           3,587,000        2,706,000
Engineering and product development        79,000          148,000             275,000          423,000
                                      -----------       ----------         -----------      -----------
  Income (loss) from operations           549,000         (415,000)           (757,000)        (439,000)
Other income (expense):
  Interest (expense), net                  (7,000)         (11,000)            (32,000)         (33,000)
  Other income, net                        27,000          325,000             301,000          409,000
                                      -----------       ----------         -----------      -----------
Income (loss) from continuing
  operations before provision for
  income taxes                            569,000         (101,000)         (1,325,000)         (63,000)
Provision for income taxes                  -                -                  -                47,000
                                      -----------       ----------        ------------     ------------
Income (loss) from
  continuing operations                   569,000         (101,000)           (488,000)        (110,000)
Discontinued operations:
  Income (loss) from operations             -             (621,000)         (4,524,000)         563,000
  Estimated loss on disposal                -                -              (7,351,000)           -
                                      -----------       ----------        ------------      -----------
Net income (loss)                     $   569,000       $ (722,000)       $(12,363,000)     $   453,000
                                      ===========       ==========        ============      ===========
Weighted average shares used
in per share calculations              10,986,000        5,622,000          10,215,000        5,493,000
                                      ===========       ==========        ============      ===========
Net income (loss) per common share:
  Continuing operations               $      0.05       $    (0.02)       $      (0.05)     $     (0.02)
  Discontinued operations                   -                (0.11)              (1.16)            0.10
                                      -----------       ----------        ------------      -----------
Net income (loss) per common share    $      0.05       $    (0.13)       $      (1.21)     $      0.08
                                      ===========       ==========        ============      ===========

                        MICROELECTRONIC PACKAGING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                                               Nine months ended September 30,
                                                          ---------------------------------------
                                                                 1997                 1996
                                                          ------------------    -----------------
                                                              (Restated -
                                                              See Note 2)
Net cash provided (used) by operating activities of:
  Continuing operations                                       $ 1,349,000          $(4,203,000)
  Discontinued operations                                       1,882,000                -
                                                              -----------          -----------
Net cash provided (used) by operating activities                3,231,000           (4,203,000)
                                                              -----------          -----------
Cash flows from investing activities:
  Acquisition of property, plant and equipment                   (396,000)          (9,290,000)
  Proceeds from sale of fixed assets
    Continuing operations                                          25,000                -
    Discontinued operations                                       236,000                -
  Realized gain from forward foreign currency contracts             -                  318,000
                                                              -----------          -----------
      Net cash provided (used) by investing activities           (135,000)          (8,972,000)
                                                              -----------          -----------
Cash flows from financing activities:
  Increase (decrease) in short-term notes payable
     Continuing operations                                          -                 (172,000)
     Discontinued operations                                   (3,612,000)               -
  Borrowings under long-term debt and promissory notes
     Continuing operations                                        205,000           12,058,000
  Principal payments on long-term debt and promissory notes
     Continuing operations                                       (512,000)          (1,069,000)
     Discontinued operations                                     (508,000)               -
  Issuance of common stock                                          -                1,994,000
                                                              -----------          -----------
       Net cash provided (used) by financing activities        (4,427,000)          12,811,000
                                                              -----------          -----------
Net increase (decrease) in cash                                (1,331,000)            (364,000)
Cash at beginning of period                                     2,954,000            2,923,000
                                                              -----------          -----------
Cash at end of period                                         $ 1,623,000          $ 2,559,000
                                                              ===========          ===========

                        MICROELECTRONIC PACKAGING, INC.
                      CONDENSED CONSOLIDATED STATEMENT OF
                        CHANGES IN SHAREHOLDERS' DEFICIT
                                  (unaudited)


                                            Common Stock
                                ------------------------------------       Accumulated
                                      Shares             Amount              Deficit                 Total
                                -----------------  -----------------  ---------------------  ---------------------
                                                                           (Restated -            (Restated -
                                                                           See Note 2)            See Note 2)
Balance at January 1, 1997           6,991,493        $38,138,000          $(68,752,000)          $(30,614,000)
  Issuance of common stock           3,801,786          1,701,000                 -                  1,701,000
  Net loss                               -                  -               (12,363,000)           (12,363,000)
                                    ----------        -----------          ------------           ------------
Balance at September 30, 1997       10,793,279        $39,839,000          $(81,115,000)          $(41,276,000)
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


2. Interest Expense Related to Discontinued Singapore Debt

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

   The total debt pertaining to the MPM and MPS subsidiaries aggregates approximately $28 million as of September 30, 1997. The estimated interest expense pertaining to the MPM portion of this debt for the period from January 1, 1997 to June 30, 1997 (the anticipated date of liquidation of MPM at December 31, 1996) was recorded as a charge to discontinued operations as of December 31, 1996. From July 1, 1997 to September 30, 1997, the Company accounted for the interest expense for both MPM and MPS as a current period expense in its quarterly report ended September 30, 1997. Subsequently, the Company has determined that it is more appropriate to classify these Singapore operations' financing expenses as estimated loss on disposal of discontinued operations to be consistent with the method of reporting used by the Company at December 31, 1996 and to more accurately reflect the estimated loss on disposal.

   Accordingly, the Company has restated its quarterly results for the three months ended June 30, 1997 to increase its reserves for discontinued operations by $3,500,000 which represents interest expense related to the debt from two of the Company's subsidiaries in Singapore. The interest expense recorded covers the six months ended December 31, 1997 and the projected applicable interest expense that will be incurred by both MPM and MPS through the completion of the liquidation (in 1998). In addition, for the quarter ended September 30, 1997, the Company restated its results by removing approximately $429,000 of interest expense pertaining to the Singapore operations debt previously recorded as a period expense, which is included in the $3,500,000 restatement adjustment. For the quarter ended September 30, 1997 and for all subsequent quarters through the completion of the liquidation process, payment of interest will be

                Notes to Condensed Consolidated Financial Statements (unaudited)
________________________________________________________________________________

   recorded, if necessary, as a reduction of the reserve for discontinued operations. The Company believes that the increase made to its reserves for discontinued operations of $3,500,000 as of June 30, 1997 will be adequate to satisfy all anticipated liabilities of those discontinued operations.

   The effect of these changes is to decrease the operating loss by $429,000 for the quarter ended September 30, 1997, and to increase the Company's net loss by $3,071,000 for the nine months then ended.

3. Inventories

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

                Notes to Condensed Consolidated Financial Statements (unaudited)
________________________________________________________________________________

7. Customer Supplied Inventory

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

======================================================================================================
                                                  (unaudited) (Restated - See Note 2)
                                   -------------------------------------------------------------------
                                       Historical                                    Pro Forma
                                   Three Months Ended         Pro Forma          Three Months Ended
                                   September 30, 1997        Adjustments         September 30, 1997
------------------------------------------------------------------------------------------------------
Net sales                              $ 5,655,000         $   (965,000) (1)        $ 4,690,000

Cost of goods sold                       4,019,000             (995,000) (2)          3,024,000

Gross profit                             1,636,000               30,000               1,666,000

Net income                             $   569,000               30,000             $   599,000
======================================================================================================
Net income per
  common share                         $      0.05         $        --              $      0.05
======================================================================================================


======================================================================================================
                                                 (unaudited) (Restated - See Note 2)
                                   -------------------------------------------------------------------
                                       Historical                                    Pro Forma
                                   Nine months Ended          Pro Forma          Nine months Ended
                                   September 30, 1997        Adjustments         September 30, 1997
------------------------------------------------------------------------------------------------------
Net sales                             $ 22,207,000         $(10,626,000) (1)       $ 11,581,000

Cost of goods sold                      19,102,000          (10,942,000) (2)          8,160,000

Gross profit                             3,105,000              316,000               3,421,000

Net income (loss)                     $(12,363,000)             316,000            $(12,047,000)
======================================================================================================
Net income (loss) per
  common share                        $      (1.21)        $       0.03            $      (1.18)
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

                Notes to Condensed Consolidated Financial Statements (unaudited)
________________________________________________________________________________

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

   The Company has also evaluated the net realizable value of the assets of its MPS subsidiary. The effect of this is to reduce the carrying value of certain assets as of June 30, 1997. A charge to "Estimated loss on disposal" is included on the Condensed Consolidated Statement of Operations for the three and nine month periods ended September 30, 1997.

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

                Notes to Condensed Consolidated Financial Statements (unaudited)
________________________________________________________________________________

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


10. Discontinued Operations

    Based on the information included in Notes 8 and 9, the results of operations of the MPS, MPC and MPM segments have been reported separately as discontinued operations as of September 30, 1997, and for the three and nine month periods then ended. Consolidated Statements of Operations for the three and nine month periods ended September 30, 1996 have been restated to present MPS, MPC and MPM segments as discontinued operations. Certain items in the Condensed Consolidated Balance Sheet as of December 31, 1996 have been restated to conform to the current period's presentation.

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

    The components of "Current liabilities of discontinued operations, net" included in the Condensed Consolidated Balance Sheets are as follows (only MPM was included in net liabilities of discontinued operations as of December 31, 1996 - MPS and MPC are included, along with MPM, as of September 30, 1997):

                                                 September 30,    December 31,
                                                     1997            1996
                                                 -------------    ------------
                                                  (Unaudited)
                                                  (Restated -
                                                   See Note 2)
Cash........................................     $    189,000     $   391,000
Other current assets........................        1,903,000         225,000
Property, net...............................        1,713,000       1,500,000
Other non-current assets....................          308,000            --
Debt in default and line of
  credit borrowings, due on demand..........       (5,505,000)     (3,298,000)
Accounts payable and accrued liabilities....      (15,289,000)     (6,083,000)
                                                 ------------     -----------
Current liabilities of
  discontinued operations, net..............     $(16,681,000)    $(7,265,000)
                                                 ============     ===========

                Notes to Condensed Consolidated Financial Statements (unaudited)
________________________________________________________________________________

   The Condensed Consolidated Statements of Operations relating to the discontinued operations for the three and nine month periods ended September 30, 1997 and 1996 are presented below:

                                   Three months ended September 30,     Nine months ended September 30,
                                         1997             1996              1997              1996
                                  ----------------  ----------------  ----------------  ----------------
                                                    (unaudited) (Restated - See Note 2)
Net sales.......................        $       -      $8,217,000        $ 9,972,000       $30,197,000

Costs and expenses..............                -       8,838,000         14,496,000        29,634,000
                                        ----------     ----------        -----------       -----------
Income (loss) from
discontinued operations.........        $       -      $ (621,000)       $(4,524,000)      $   563,000
                                        =========      ==========        ===========       ===========


11. Supplemental Information To Condensed Consolidated Statements of Cash Flows

    Holders of $1,900,000 of convertible debentures issued in October 1996, elected to convert their debentures into 3,801,786 shares of Common Stock during January and February, 1997.


12. New Accounting Standards

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

                Notes to Condensed Consolidated Financial Statements (unaudited)
________________________________________________________________________________

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


RESULTS OF OPERATIONS

Net Sales

For the three months ended September 30, 1997 ("the third quarter"), net sales were $5,655,000, representing an increase of $1,914,000 or 51.2% over net sales of $3,741,000 for the third quarter of 1996. The increase in net sales was primarily attributable to a $2,692,000 increase in revenues from the sale of MCM products at the Company's CTM Electronics, Inc. ("CTM") subsidiary, partially offset by a $66,000 reduction in revenues from the Company's Microelectronic Packaging America ("MPA") subsidiary and a reduction of $711,000 in revenues derived under the equipment and technology transfer agreement discussed below. The increase in sales of MCM's for the third quarter resulted from a 310.2% increase in the number of units sold over the corresponding period of 1996, partially offset by a 52.1% decrease in average selling prices. The primary reason for the decrease in average selling prices resulted from CTM's primary customer deciding, effective July 25, 1997, to provide certain chips ("die") on consignment, rather than selling them to the Company (see Note 7 to the Condensed Consolidated Financial Statements). This change ("consigned die") has resulted in a permanent reduction in selling prices for products sold to this customer. The balance of the reduction was caused by a change in product mix. The reduction in net sales from MPA came as a result of the Company's sale of the assets and closure of that business on September 30, 1996.

For the nine months ended September 30, 1997, net sales were $22,207,000, representing an increase of $6,872,000 or 44.8% over net sales of $15,335,000 for the corresponding period of 1996. The increase in net sales was primarily attributable to a $8,652,000 increase in revenues from the sale of MCM products by CTM, partially offset by a reductions of $342,000 in revenues from MPA and $1,527,000 in revenues derived under the equipment and technology transfer agreement discussed below. The increase in sales of MCM's for the nine months ended September 30, 1997 resulted principally from a 108.3% increase in the number of units sold over the corresponding period of 1996, partially offset by a 19.4% decrease in average selling prices. Approximately one-half of the reduction in average selling prices is the result of the change to consigned die discussed above. The balance of the reduction was caused by a change in product mix. The reduction in net sales from MPA came as a result of the Company's sale of the assets and closure of that business on September 30, 1996.

Revenues reported in this Quarterly Report on Form 10-Q reflect the reclassification of revenues from the Company's Singapore subsidiaries for all periods presented (MPS, MPC and MPM) to "Income (loss) from discontinued operations" (see Note 10 to the Condensed Consolidated Financial Statements).

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

Cost of Goods Sold

For the third quarter of 1997, cost of goods sold were $4,019,000, representing an increase of $852,000 or 26.9% over cost of goods sold of $3,167,000 for the third quarter of 1996. The increase in cost of goods sold resulted from a $1,741,000 increase in the cost of goods sold for MCM products by CTM, which was partially offset by a $291,000 reduction in the cost of goods sold by MPA and by a $597,000 decrease in "Other costs" incurred in connection with the equipment and technology transfer agreement discussed below. The increase in cost of goods sold of MCM's for the third quarter resulted from a 310.2% increase in the number of units sold over the corresponding period of 1996, partially offset by a 81.2% decrease in the average per unit cost of the major components used in MCM's. The decrease in the average per unit cost in MCM's is almost entirely due to the change to consigned die, effective July 25, 1997, discussed under "Net Sales" (see Note 7 to the Condensed Consolidated Financial Statements). This represents a permanent change to the cost structure of CTM. The reduction in cost of goods sold from MPA came as a result of the Company's sale of the assets and closure of that business on September 30, 1996. The reduction in "Other costs" resulted from the completion of the equipment and technology transfer agreement (discussed below) during the second quarter of 1997.

For the nine months ended September 30, 1997, cost of goods sold were $19,102,000, representing an increase of $6,457,000 or 51.1% over cost of goods sold of $12,645,000 for the corresponding period of 1996. The increase in cost of goods sold resulted from a $8,799,000 increase in the cost of goods sold for MCM products by CTM, which was partially offset by a $1,059,000 reduction in the cost of goods sold by MPA and by a $1,283,000 decrease in "Other costs" incurred in connection with the equipment and technology transfer agreement discussed below. The increase in cost of goods sold of MCM's for the nine months ended September 30, 1997 resulted from a 108.3% increase in the number of units sold over the corresponding period of 1996, partially offset by a 19.6% decrease in the average per unit cost of the major components used in MCM's. Approximately one-half of the decrease in the average per unit cost in MCM's is due to the change to consigned die, effective July 25, 1997, discussed under "Net Sales" (see Note 7 to the Condensed Consolidated Financial Statements). The balance of the reduction was caused by a change in product mix. The reduction in cost of goods sold from MPA came as a result of the Company's sale of the assets and closure of that business on September 30, 1996. The reduction in "Other costs" resulted from the completion of the equipment and technology transfer agreement (discussed below) during the second quarter of 1997.

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

Interest Expense

Interest expense was $7,000 for the third quarter and $32,000 for the nine months ended September 30, 1997, representing decreases of $4,000 and $1,000 from the corresponding periods of 1996. This caption has been restated to exclude interest on customer loans that are related to the discontinued operations in Singapore (see Note 2).


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

Discontinued Operations

The net operating results of the activities of MPM, MPS, MPC and FT for each of the three and nine month periods ended September 30, 1997 and 1996 have been included as income or loss from discontinued operations on the Condensed Consolidated Statement of Operations. Amounts recorded as estimated losses on disposal of assets of the discontinued operations reflect management's best estimates of the amounts expected to be realized ont he sale of the assets associated with these discontinued operations and the expenses to be incurred through the disposal date. Such expenses include $3.5 million of interest expense relating to the indebtedness of the discontinued operations through the expected completion of the liquidation process. The amounts the Company will ultimately realize and incur could be materially different from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

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

CTM purchases certain chips ("die") used in the assembly of MCM's sold to one of the Company's significant customers from that same customer. This customer notified the Company that, effective July 25, 1997, it will no longer sell die to the Company and instead is providing the die on consignment. This change will result in a significant reduction in revenues and cost of goods sold (see
Note 7 to the Condensed Consolidated Financial Statements).

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

High Leverage. The Company is highly leveraged and has substantial debt service requirements. The Company has $27.8 million in debt obligations as of September 30, 1997. On September 30, 1997, the Company had a total shareholders' deficit of approximately $41.3 million. The Company's ability to meet its debt service requirements will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operation of the Company, many of which are beyond its control and depend on the willingness of the Company's creditors to participate in restructuring the Company's debt. There can be no assurance that the Company will be able to meet the capital requirements described above or, if the Company is able to meet such requirements, that the terms available will be favorable to the Company.

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

Net Operating Loss. The Company's decision to discontinue its multilayer ceramic operations was the principal factor contributing to its 1996 net loss of $41.8 million. The Company has incurred further losses in the liquidation of its pressed ceramic operations of $11.9 million. As of September 30, 1997, the Company had a working capital deficiency of $38.1 million, which included debt obligations which are in default and due on demand of $14.8 million, the current portion of long-term debt of $3.2 million, plus the net current liabilities of discontinued operations of $16.7 million (this latter figure includes $4.2 million line of credit borrowings which are due on demand and $1.2 million of debt obligations which are in default and thus, due on demand).

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

         The Exhibits filed as part of this report are listed below.

         Exhibit No.  Description
         -----------  -----------
           10.101(1)  Amendment dated July 11, 1997 to that certain Promissory
                      Note dated May 13, 1997 between Microelectronic Packaging
                      America (borrower) and Citicorp USA, Inc. (lender).

           10.102(1)  Standard Lease By and Between John Hancock Mutual Life
                      Insurance Company, as Lessor, and Microelectronic
                      Packaging, Inc., as Lessee, dated September 2, 1997.

           10.103(1)  Second Amendment dated September 9, 1997 to that certain
                      Promissory Note dated May 13, 1997, as amended by
                      Amendment dated July 11, 1997, between Microelectronic
                      Packaging America (borrower) and Citicorp USA, Inc.
                      (lender).

           10.104(1)  Employment agreement dated October 6, 1997, between
                      Microelectronic Packaging, Inc. and Andrew Wrobel.

           10.105(1)  Agreement dated October 8, 1197 between ORIX Leasing
                      Singapore Limited and Microelectronic Packaging, Inc.

           11.1       Computation of Net Income (Loss) per Common Share

           27.1       Financial Data Schedule

---------------
(1) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, filed with the Securities and Exchange Commission on November 12, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MICROELECTRONIC PACKAGING, INC.
                                   -------------------------------
                                            (Registrant)



DATE:   April 8, 1998             BY:   /s/ DENIS J. TRAFECANTY
        -------------                   -------------------------------------
                                         DENIS J. TRAFECANTY
                                         SENIOR VICE PRESIDENT &
                                            CHIEF FINANCIAL OFFICER

EXHIBIT INDEX


Number      Description
------      -----------
10.101(1)   Amendment dated July 11, 1997 to that certain Promissory Note dated
            May 13, 1997 between Microelectronic Packaging America (borrower)
            and Citicorp USA, Inc. (lender).

10.102(1)   Standard Lease By and Between John Hancock Mutual Life Insurance
            Company, as Lessor, and Microelectronic Packaging, Inc., as Lessee,
            dated September 2, 1997.

10.103(1)   Second Amendment dated September 9, 1997 to that certain Promissory
            Note dated May 13, 1997, as amended by Amendment dated July 11,
            1997, between Microelectronic Packaging America (borrower) and
            Citicorp USA, Inc. (lender).

10.104(1)   Employment agreement dated October 6, 1997, between Microelectronic
            Packaging, Inc. and Andrew Wrobel.

10.105(1)   Agreement dated October 8, 1197 between ORIX Leasing Singapore
            Limited and Microelectronic Packaging, Inc.

11.1        Computation of Net Income (Loss) per Common Share

27.1        Financial Data Schedule

------------
(1) Previously filed as an exhibit with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, filed with the Securities and Exchange Commission on November 12, 1997.