Form 10-Q
period 1998-03-31
MICROELECTRONIC PACKAGING INC /CA/
filed 1998-05-15
CIK 916232

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 1998
                                     --------------

                        Commission file number  0-23562
                                                -------

                        MICROELECTRONIC PACKAGING, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          California                                     94-3142624
-----------------------------               ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


9577 Chesapeake Drive, San Diego, California                  92123
--------------------------------------------              --------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code    (619) 292-7000
                                                      --------------
     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     At May 13, 1998, there were outstanding 10,793,279 shares of the
        ------------                         ----------
Registrant's Common Stock, no par value per share.

================================================================================

Index                                                                   Page No.
-----                                                                   --------

PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements:

             Condensed Consolidated Balance Sheets.....................     3

             Condensed Consolidated Statements of Operations...........     4

             Condensed Consolidated Statements of Cash Flows...........     5

             Condensed Consolidated Statement of
               Changes in Shareholders' Deficit........................     6

             Notes to Condensed Consolidated Financial Statements......     7

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........    12


PART II      OTHER INFORMATION

Item 1.      Legal Proceedings.........................................    26

Item 2.      Changes in Securities and Use of Proceeds.................    26

Item 3.      Defaults upon Senior Securities...........................    26

Item 4.      Submission of Matters to a Vote of Security Holders.......    26

Item 5.      Other Information.........................................    27

Item 6.      Exhibits and Reports on Form 8-K..........................    27

SIGNATURES.............................................................    28


EXHIBIT INDEX..........................................................    29

                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                        MICROELECTRONIC PACKAGING, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     March 31,              December 31,
                                                                       1998                     1997
------------------------------------------------------------------------------------------------------------
ASSETS                                                              (unaudited)
Current assets:
     Cash                                                          $    932,000            $  1,296,000
     Accounts receivable, net                                         3,699,000               2,504,000
     Inventories                                                      5,237,000               4,230,000
     Other current assets                                               132,000                 387,000
-------------------------------------------------------------------------------------------------------
       Total current assets                                          10,000,000               8,417,000
Property, plant and equipment, net                                    1,641,000               1,212,000
Other non-current assets                                                252,000                 282,000
-------------------------------------------------------------------------------------------------------
                                                                   $ 11,893,000            $  9,911,000
=======================================================================================================
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt                                $     24,000            $     22,000
  Accounts payable                                                    8,450,000               7,450,000
  Accrued liabilities                                                 1,812,000               1,711,000
  Deferred revenue                                                      201,000                 265,000
  Debt of discontinued operations, in default, due on demand         27,151,000              27,151,000
  Current liabilities of discontinued operations, net                13,452,000              13,475,000
-------------------------------------------------------------------------------------------------------
    Total current liabilities                                        51,090,000              50,074,000

Long-term debt, less current portion                                     64,000                  69,000
Commitments and Contingencies
Shareholders' Deficit
     Common stock, no par value                                      40,033,000              40,016,000
     Accumulated deficit                                            (79,294,000)            (80,248,000)
-------------------------------------------------------------------------------------------------------
Total shareholders' deficit                                         (39,261,000)            (40,232,000)
-------------------------------------------------------------------------------------------------------
                                                                   $ 11,893,000            $  9,911,000
=======================================================================================================

                      MICROELECTRONIC PACKAGING, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)

                                                        Three months ended
                                                             March 31,
                                                      ------------------------
                                                          1998        1997
------------------------------------------------------------------------------
Net sales                                             $ 7,334,000  $ 7,674,000
Cost of goods sold                                      5,381,000    6,790,000
------------------------------------------------------------------------------
Gross profit                                            1,953,000      884,000
Selling, general and administrative                       776,000    1,264,000
Engineering and product development                       272,000      108,000
------------------------------------------------------------------------------
  Income (loss) from operations                           905,000     (488,000)
Other income (expense):
  Interest (expense), net                                  (3,000)     (24,000)
  Other income, net                                        70,000      169,000
------------------------------------------------------------------------------
Income (loss) from continuing operations
  before provision for income taxes                       972,000     (343,000)
Provision for income taxes                                (18,000)       -
------------------------------------------------------------------------------
Income (loss) from continuing operations                  954,000     (343,000)
Loss from discontinued operations                               -     (876,000)
------------------------------------------------------------------------------
Net income (loss)                                     $   954,000  $(1,219,000)
==============================================================================

Earnings (loss) per common share:
  Continuing operations                               $      0.09  $     (0.04)
  Discontinued operations                                    -           (0.09)
------------------------------------------------------------------------------
Net income (loss) per common share                    $      0.09  $     (0.13)
==============================================================================

Earnings (loss) per common share - assuming dilution:
  Continuing operations                               $      0.08  $     (0.04)
  Discontinued operations                                    -           (0.10)
------------------------------------------------------------------------------
Net income (loss) per common share                    $      0.08  $     (0.13)
==============================================================================

                        MICROELECTRONIC PACKAGING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                   Three months
                                                                  ended March 31,
                                                             ------------------------
                                                                1998          1997
-------------------------------------------------------------------------------------
Net cash provided (used) by operating activities of:
  Continuing operations                                      $  195,000   $ 2,750,000
  Discontinued operations                                       (23,000)      128,000
-------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                172,000     2,878,000
-------------------------------------------------------------------------------------

Cash flows from investing activities:
  Acquisition of fixed assets                                  (546,000)      (37,000)
  Proceeds from sale of fixed assets                             13,000        25,000
-------------------------------------------------------------------------------------

Net cash provided (used) by investing activities               (533,000)      (12,000)
-------------------------------------------------------------------------------------
Cash flows from financing activities:
  Decrease in short-term notes payable
    Continuing operations                                         -        (2,310,000)
    Discontinued operations                                       -          (101,000)
  Borrowings under long-term debt and promissory notes
    Continuing operations                                         -            34,000
  Principal payments on long-term debt and promissory notes
    Continuing operations                                        (3,000)     (467,000)
    Discontinued operations                                       -           (27,000)
-------------------------------------------------------------------------------------

    Net cash provided (used) by financing activities             (3,000)   (2,871,000)
-------------------------------------------------------------------------------------

Net increase (decrease) in cash                                (364,000)       (5,000)

Cash at beginning of period                                   1,296,000     2,954,000
-------------------------------------------------------------------------------------
Cash at end of period                                        $  932,000   $ 2,949,000
=====================================================================================

                        MICROELECTRONIC PACKAGING, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                           IN SHAREHOLDERS' DEFICIT
                                  (unaudited)

                                  Common Stock
                           ------------------------   Accumulated
                              Shares      Amount        Deficit       Total
                           -----------  -----------  ------------  ------------
Balance at January 1, 1998  10,793,279  $40,016,000  $(80,248,000) $(40,232,000)
Non-employee stock-based         -           17,000         -            17,000
   compensation
Net income                                                954,000       954,000
-------------------------------------------------------------------------------
Balance at March 31, 1998   10,793,279  $40,033,000  $(79,294,000) $(39,261,000)
===============================================================================

                        Microelectronic Packaging, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


1. Quarterly Financial Statements

   The accompanying condensed consolidated financial statements and related notes as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim periods. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for the three month period ended March 31, 1998 is not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 1997 in the Company's Annual Report on Form 10-K. Readers of this Quarterly Report on Form 10-Q are strongly encouraged to review the Company's Annual Report on Form 10-K. Copies are available from the Chief Financial Officer of the Company at 9577 Chesapeake Drive, San Diego, California 92123.

2. Inventories

   Inventories consist of the following:

                                              March 31, 1998   December 31, 1997
                                              --------------   -----------------
                                                (Unaudited)
     Raw materials..........................    $3,416,000         $2,698,000
     Work-in-progress.......................     2,020,000          1,654,000
     Finished goods.........................        75,000            131,000
     Obsolescence reserve...................      (274,000)          (244,000)
                                                ----------         ----------
                                                $5,237,000         $4,230,000
                                                ==========         ==========

3. Effects of Income Taxes

   The Company believes that it has sufficient losses to offset any taxable income that will be generated in the current year. However, the Company's use of these losses may result in alternative minimum taxes for Federal income tax purposes. As a result, the Company has recorded a provision for income taxes for the three month period ended March 31, 1998 (for anticipated alternative minimum taxes).

   The Company believes that it has incurred an ownership change pursuant to
   Section 382 of the Internal Revenue Code and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations.

                Notes to Condensed Consolidated Financial Statements (unaudited)
________________________________________________________________________________


4. Net Income (Loss) Per Share

                                       For the three months ended March 31, 1998
                                       -----------------------------------------
                                         Income         Shares        Per-Share
                                       (Numerator)   (Denominator)     Amount
                                       -----------   -------------   -----------
Income from continuing operations      $   954,000

Basic EPS
Income available to common
 shareholders                              954,000      10,793,279       $ 0.09
                                                                         ======
Effect of dilutive securities:
Stock options                               --           1,740,282
Warrants                                    --              --
                                       -----------      ----------

Diluted EPS
Income available to common
 shareholders + assumed conversions    $   954,000      12,533,561       $ 0.08
                                       ===========      ==========       ======

   Options to purchase 275,800 shares and warrants to purchase 1,227,693 shares of common stock at prices ranging from $0.63 to $6.50 were outstanding during the first quarter of 1998 but were not included in the computation of diluted EPS because the options' and warrants' exercise prices were greater than the average market price of the common shares for the quarter then ended. The options and warrants, which expire between August 1998 and March 2008 were still outstanding as of March 31, 1998.

                                       For the three months ended March 31, 1997
                                       -----------------------------------------
                                         Income         Shares        Per-Share
                                       (Numerator)   (Denominator)     Amount
                                       -----------   -------------   -----------
Loss from continuing operations        $  (343,000)    9,039,503       $(0.04)
Loss from discontinued operations         (876,000)                     (0.09)
                                       -----------    ----------       ------
Basic EPS
Income available to common
 shareholders                           (1,219,000)    9,039,503       $(0.13)
                                                                       ======
Effect of dilutive securities:
Stock options                               --            --
Warrants                                    --            --
                                       ===========    ==========
Diluted EPS
Income available to common
 shareholders + assumed conversions    $(1,219,000)    9,039,503       $(0.13)
                                       ===========    ==========       ======

   Options and warrants to purchase shares of common stock which were outstanding during the first quarter of 1997 were not included in the computation of diluted EPS because the options' and warrants' effect on EPS would be anti-dilutive.

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

                Notes to Condensed Consolidated Financial Statements (unaudited)
________________________________________________________________________________


   The Company entered into a lease for new manufacturing facilities and corporate offices. This lease commenced September 1, 1997, and extends to October 31, 2002. Minimum monthly rental payments of $16,000 began on November 1, 1997, with scheduled annual increases of 6% to 7% per year beginning November 1, 1998.

6. Customer Supplied Inventory

   The Company's CTM Electronics, Inc. subsidiary has purchased certain chips ("die") used in the assembly of multichip modules ("MCM's") sold to one of the Company's significant customers from that same customer. Effective July 25, 1997, this customer notified the Company that it will no longer sell die to the Company and instead is providing the die on consignment. The pro forma presentation below gives effect to this change in operations on selected line items from the Company's Condensed Consolidated Statements of Operations for the three month period ended March 31, 1997, as if this change had been put into effect on January 1, 1997.

                         Historical                               Pro Forma
                     Three Months Ended    Pro Forma         Three Months Ended
                       March 31, 1997     Adjustments          March 31, 1997
                     ------------------   -----------        ------------------
Net sales                $ 7,674,000      $(4,656,000)/(1)/      $ 3,018,000
Cost of goods sold         6,790,000       (4,784,000)/(2)/        2,006,000
Gross profit                 884,000          128,000              1,012,000
Net loss                 $(1,219,000)         128,000            $(1,091,000)
                         ===========      ===========            ===========
Net loss per common
  share                  $     (0.13)     $      0.01            $     (0.12)
                         ===========      ===========            ===========

   /(1)/ The cost of the die to be provided on consignment will be removed from the selling price of the MCM's. The amount of the 2% prompt payment discount offered to the customer, which is included in revenues, will be reduced by the lower selling prices for these MCM's.

   /(2)/ The cost of the die to be provided on consignment will be removed from the cost of goods sold, corresponding to the reduction in selling prices of the MCM's.

7. Discontinued Operations

   On July 10, 1997, The Development Bank of Singapore Limited, one of the Company's and its subsidiaries largest creditors ("DBS"), appointed a Receiver and Manager to liquidate the assets of Microelectronic Packaging (S) Pte. Ltd. ("MPS"), which is a wholly owned subsidiary of the Company which manufactured primarily pressed ceramics products. DBS exercised its option to appoint a Receiver and Manger under the terms of a Deed of Debenture dated November 27, 1984 (as amended) between DBS and MPS. The Company anticipates that the Receiver and Manager will complete the liquidation of MPS in 1998. The Company has guaranteed all of MPS's obligations to DBS of which approximately $2.6 million was outstanding as of December 31, 1997. These loans are included in the caption "Debt of discontinued operations, in default, due on demand" in the Consolidated Balance Sheet. There can be no assurance that such debt will be fully paid through the liquidation of the assets of MPS. If insufficient, DBS could demand repayment of the shortfall from the Company through the guarantee. The Company does not have adequate resources to repay such debt if the guarantee is called.

                Notes to Condensed Consolidated Financial Statements (unaudited)
________________________________________________________________________________

   The Company recorded the effect of the receivership as of June 30, 1997, and the results of operations of MPS have been classified as "Loss from discontinued operations" on the Consolidated Statement of Operations for the quarter ended March 31, 1997. As a result of the appointment of a Receiver and Manager, MPS is no longer able to manufacture its pressed ceramic products and has ceased generating revenue since July 10, 1997.

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

   On April 5, 1997, a fire at the Company's MPC facility caused damage to the building and certain equipment. The Company is insured against the fire, and believes that it will incur no losses from the fire. The Company has closed the MPC operation and has terminated all of its MPC employees. The Company expects that there will be minimal impact from the disposition of the assets of MPC. Most costs of closure of the MPC operations will be borne by the former customer or the Company's business interruption insurance. The Company has recorded the effect of the closure of this business as of June 30, 1997, and the results of operations of MPC have been classified as "Loss from discontinued operations" in the Consolidated Statement of Operations.

   Based on the information above, the results of operations for the three month period ended March 31, 1997 has been restated to present MPS, MPC and MPM segments as discontinued operations.

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

   The components of "Current liabilities of discontinued operations, net" included in the Condensed Consolidated Balance Sheets are as follows. Consistent with the presentation in Form 10-K for the year ended December 31, 1997, all debt obligations originating in Singapore have been reclassified to the caption "Debt of discontinued operations, in default, due on demand."

                Notes to Condensed Consolidated Financial Statements (unaudited)
________________________________________________________________________________

                                                     March 31, 1998   December 31, 1997
                                                     --------------   -----------------
Cash                                                  $    572,000       $    572,000
Property, net                                            1,399,000          1,399,000
                                                      ------------       ------------
Total restricted assets, held by Receiver                1,971,000          1,971,000
Accounts payable and accrued liabilities               (15,423,000)       (15,446,000)
                                                      ------------       ------------
Current liabilities of discontinued operations, net   $(13,452,000)      $(13,475,000)
                                                      ============       ============

8.  Going Concern

    The accompanying financial statements have been prepared assuming the Company (MPI along with its only operating subsidiary - CTM) will continue as a going concern. A number of factors, including the Company's history of significant losses, the debt service costs associated with the Company's high level of existing indebtedness, the need to restructure debt which is currently in default, various claims and lawsuits, and the Company's Singapore operations in receivership and liquidation raise substantial doubts about the Company's ability to continue as a going concern. As of March 31, 1998, the Company has an accumulated deficiency of $79.3 million and a working capital deficiency of $41.1 million, which includes $27.2 million of debt of discontinued operations, due on demand and net current liabilities of discontinued operations of $13.5 million. The Company does not possess sufficient cash resources to repay these obligations, and thus is in default on all of these obligations. The Company would be unable to repay these loans in the event that such demand was made by the Company's creditors.

    The Company is currently attempting to renegotiate the terms of the debt obligations of its discontinued Singapore operations. Certain obligations with principal balances totaling approximately $27.2 million have been guaranteed by MPI. Creditors holding over half of such debt have signed definitive, binding agreements, including the Company's largest creditor, and creditors holding an additional 25% of such debt have either signed non-binding written letters of intent or verbally agreed to a settlement of the obligations owed to them. The agreements reached with creditors principally involve MPI paying 30% to 40% of the principal and accrued but unpaid interest owed to each creditor as of December 31, 1997, within six months of formal documents being agreed between the parties. The remaining 60% to 70% would be forgiven by the creditors at the time of the payment of the 30% to 40% portion. There are also other non-cash considerations being provided to certain creditors. The Company intends to attempt to obtain financing for the 30% to 40% portion to be paid by the Company. There can be no assurance that the Company will be successful in its efforts to reduce the non-binding agreements reached with the creditors to binding written agreements. There can also be no assurance that the Company will be successful in its efforts to obtain the financing needed, on acceptable terms, or at all, in order to fulfill its obligations under the agreements reached with creditors. This failure would materially adversely affect the Company's financial condition and ability to continue as a going concern, and could, as is the case with other debt defaults and failure to repay, require that the Company seek bankruptcy protection under Chapter 11 or Chapter 7 of Title 11 of the United States Code for MPI and its U.S. subsidiaries.

9.  Forward Looking Statements

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

RESULTS OF OPERATIONS

Net Sales

For the three months ended March 31, 1998, net sales were $7,334,000 as compared to net sales of $7,674,000 for the first quarter of 1997. The Company's CTM Electronics, Inc. subsidiary has purchased certain chips ("die") used in the assembly of multichip modules ("MCM's") sold to one of the Company's significant customers from that same customer (see Note 6 of Notes to Condensed Consolidated Financial Statements). Effective July 25, 1997, this customer notified the Company that it will no longer sell die to the Company and instead is providing the die on consignment. This change ("consigned die") has resulted in a permanent reduction in selling prices for products sold to this customer. Had the consignment policy been in effect as of January 1, 1997, net sales in the first quarter of 1997 would have been $3,018,000 ("proforma net sales"). Thus, net sales actually increased $4,316,000 or 143%. The increase in net sales is primarily due to a 253% increase in MCM units shipped, partially offset by a 23.7% decrease in average selling prices (after removing die cost as discussed above). The primary reason for the decrease in average selling prices resulted from a re-negotiated pricing structure by CTM's most significant customer as well as a change in product mix.

Revenues reported in this Quarterly Report on Form 10-Q reflect the reclassification of revenues from the Company's Singapore subsidiaries for the quarter ended March 31, 1997 (MPS, MPC and MPM) to "Loss from discontinued operations" (see Note 7 to Condensed Consolidated Financial Statements).

Cost of Goods Sold

For the three months ended March 31, 1998, the cost of goods sold was $5,381,000 as compared to $6,790,000 for the first quarter of 1997. After eliminating the die cost from cost of goods sold for the first quarter of 1997 (see "Net Sales" above and Note 6 of Notes to Condensed Consolidated Financial Statements), cost of goods sold would have been $2,006,000. This represents a permanent change to the cost structure of CTM. Thus, cost of goods sold increased $3,375,000 or 168%. The increase in cost of goods sold is primarily due to a 253% increase in MCM units shipped, partially offset by a 24.0% decrease in average per-unit costs (after removing die cost as discussed above). The primary reason for the decrease in average cost per unit sold results from a change in product mix.

Cost of goods sold reported in this Quarterly Report on Form 10-Q reflect the reclassification of cost of goods sold from the Company's Singapore subsidiaries for the quarter ended March 31, 1997 (MPS, MPC and MPM) to "Loss from discontinued operations" (see Note 7 to Condensed Consolidated Financial Statements).

Gross Profit

Gross profit was $1,953,000 (26.6% of net sales) for the first quarter of 1998 as compared to $884,000 (29.3% of proforma net sales) for the first quarter of 1997. The increase in the amount of the gross profit is attributable to the increase in sales discussed above, while the reduction in the gross margin is a result of the reduced selling prices and a change in product mix.

Selling, General and Administrative

Selling, general and administrative expenses were $776,000 for the first quarter of 1998, representing a decrease of $488,000 or 38.6% from the first quarter of 1997. This decrease is primarily the result of the Company's reduction of the additional legal and consulting fees which had been incurred in connection with the restructuring of the Company's U.S. operations and the winding up of its Singapore operations. The Company anticipates selling, general and administrative expenses, in absolute dollars, to increase from first quarter levels through the end of the fiscal year ending December 31, 1998.

Selling, general and administrative expenses reported in this Quarterly Report on Form 10-Q reflect the reclassification of these costs from the Company's Singapore subsidiaries for the first quarter of 1997 (MPS, MPC and MPM) to "Loss from discontinued operations" (see Note 7 to Condensed Consolidated Financial Statements).

Engineering and Product Development

Engineering and product development expenses were $272,000 for the first quarter representing an increase of $164,000 or 152% from the corresponding period of 1997. The increase in engineering and product development costs result primarily from the increase in the engineering staff employed by the Company which is part of the Company's commitment to improvement in quality and processes in its manufacturing facility. The Company anticipates that engineering and product development expenses, in absolute dollars, will increase over the remainder of the fiscal year ending December 31, 1998.

Engineering and product development expenses reported in this Quarterly Report on Form 10-Q reflect the reclassification of these expenses from the Company's Singapore subsidiaries for the first quarter of 1997 (MPS, MPC and MPM) to "Loss from discontinued operations" (see Note 7 to Condensed Consolidated Financial Statements).

Interest Expense

Interest expense was $3,000 for the first quarter of 1998 as compared to $24,000 for the first quarter of 1997. Interest expense for 1997 included interest on the $2.8 million of convertible debentures issued in October 1996. These debentures were converted into common stock by the end of February 1997, thus no such interest expense was incurred in 1998. This caption has been restated to exclude interest on customer loans that are related to the discontinued operations in Singapore.

Other Income

Other income was $70,000 for the first quarter of 1998 and $169,000 for the first quarter of 1997. Other income for the first quarter of 1997 included $190,000 received in settlement of a note receivable which had been previously written-off.

Effects of Income Taxes

The Company believes that it has sufficient losses to offset any taxable income that will be generated in the current year. However, the Company's use of these losses may result in alternative minimum taxes for Federal income tax purposes. As a result, the Company has recorded a provision for income taxes for the three month period ended March 31, 1998 (for anticipated alternative minimum taxes).

The Company believes that it has incurred an ownership change pursuant to
Section 382 of the Internal Revenue Code and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations.

Discontinued Operations

The net operating results of the activities of MPM, MPS, MPC and FT for the three month period ended March 31, 1997 have been included as loss from discontinued operations on the Condensed Consolidated Statement of Operations. Amounts recorded as estimated losses on disposal of assets of the discontinued operations reflect management's best estimates of the amounts expected to be realized on the sale of the assets associated with these discontinued operations and the expenses to be incurred through the disposal date. The amounts the Company will ultimately realize and incur could be materially different from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

Liquidity and Capital Resources

During the first quarter of 1998, the Company financed its operations from operating cash flow. During the first quarter of 1998, operating activities of continuing operations provided $195,000, while discontinued operations used $23,000. Investing activities, consisting principally of acquisition of assets of continuing operations, used $533,000. At March 31, 1998, the Company had a working capital deficiency of $41,090,000 and an accumulated deficit of $79,294,000. At March 31, 1998, the Company had outstanding approximately $27,151,000 of debt from its discontinued operations, which debt has been guaranteed by MPI, the parent company, and most of which debt is in default and due on demand.

The Company's sources of liquidity at March 31, 1998 consisted of inventories of $5,237,000, trade accounts receivable of $3,699,000 and its U.S. cash balance of $932,000. The Company has no borrowing arrangements available to it.

The Company is currently in default on substantially all of its Singapore-based debt obligations. It is currently attempting to negotiate settlement agreements for all of its debt obligations.

At March 31, 1998, the Company had outstanding borrowings due to DBS totaling $3,955,000, excluding mortgages. The amount outstanding is the remaining balance of various borrowings made by MPM, MPS and MPC under lines of credit, overdraft facilities, and an accounts receivable financing line of credit. This balance remains after the liquidation of assets of MPM and MPS by the receivers and the application to these debts of the resulting proceeds from those assets of those entities. All assets of MPM have been liquidated by the receiver of MPM. Two buildings located in Tuas, Singapore and owned by MPS are still owned by MPS. These buildings are currently being marketed by the receiver of MPS and proceeds from the sale of those buildings will be utilized first, to retire the two mortgages encumbering the properties and any remaining proceeds will be used to retire these outstanding borrowings. The receiver is additionally attempting to collect approximately $2,400,000 payable by a former customer of MPS. The amount has been unpaid since June 1997 and has been fully reserved for by MPS. If the receiver is successful in collecting all or a portion of this receivable, the proceeds will be used to retire these borrowings. These amounts are currently in default, payable upon demand, and bear interest at the bank's prime rate plus 5%, which is equal to the rate of 13.75% as of March 31, 1998. All of these amounts are secured by the remaining assets of MPM and MPS and are guaranteed by MPI.

At March 31, 1998, the Company had borrowings of $9,000,000 under the Transpac debentures. The debentures bear interest at the rate of 8.5%. As of March 31, 1998, approximately $1,573,000 of accrued interest was due and payable under the Transpac debentures. The debenture has been fully guaranteed by MPI. The debentures are currently in default and payable upon demand.

At March 31, 1998, the Company had outstanding a term note due to NS Electronics, a former customer of MPS, a discontinued Singapore operation. The note bears interest at 18% per annum.

The balance due under the note is $1,250,000 and approximately $229,000 of accrued interest was also due and payable as of March 31, 1998. The note has been fully guaranteed by MPI and is secured by certain assets of the Company. The note is currently in default and payable upon demand.

At March 31, 1998, the Company had outstanding a term note due to TI, a former customer of MPS. The note bears interest at the rate of 3.5% per annum. The balance due under the note is $3,521,000 and approximately $122,000 of accrued interest was due and payable as of March 31, 1998. The note has been fully guaranteed by MPI. The note is currently in default and payable upon demand.

At March 31, 1998, the Company had outstanding a term note due to SGS-Thomson Microelectronics, a former customer of MPS. The note bears interest at the rate of 7.25% per annum. The balance due under the note is $4,000,000 and approximately $455,000 of accrued interest was due and payable as of March 31, 1998. The note has been fully guaranteed by MPI and is secured by certain assets of the Company. The note is currently in default and payable upon demand.

At March 31, 1998, the Company had outstanding a term note due to Citibank N.A., which note is guaranteed by Motorola, a former customer of MPS. The note bears interest at approximately 7% per annum. The balance due under the note is $2,000,000 and approximately $257,000 of accrued interest was due and payable as of March 31, 1998. The note has been guaranteed by MPI and is secured by certain assets of the Company as well as all shares of CTM and MPA. The note is currently in default and payable upon demand.

At March 31, 1998, the Company had outstanding an amount due to Samsung Corning. Samsung Corning had guaranteed a $1,000,000 loan from DBS to MPS. The remaining balance due to DBS under the loan, approximately $583,000, was paid by Samsung Corning to DBS in December 1997. The Company has accordingly recorded the $583,000 as a liability to Samsung Corning, as well as $57,000 of accrued and unpaid interest as of March 31, 1998. The Company is currently negotiating settlement of the amount paid by Samsung Corning to DBS.

At March 31, 1998, the Company had outstanding two mortgage notes due to DBS, secured by two buildings located in Tuas, Singapore and owned by MPS. The mortgage notes bear interest at 13.75%. The balance due under the mortgage notes was $1,081,000 as of March 31, 1998. The notes are guaranteed by MPI. The notes are currently in default and payable upon demand.

At March 31, 1998, the Company had outstanding a deficiency balance from capital leases due to Orix Leasing totaling $1,601,000. The amount outstanding is the remaining balance of various lease borrowings made by MPM and MPS. This balance remains after the liquidation of the leased assets of MPM by Orix Leasing and the application to these leases of the resulting proceeds from those assets of those entities. The remaining amount outstanding is represented by a note issued by MPI at an interest rate of 7.25%. The note is currently in default and is payable upon demand.

The Company also has various capitalized leases for equipment which was utilized by its Singapore operations, with a total balance of approximately $160,000 as March 31, 1998. These lease obligations are in default and is payable upon demand.

The Company also has various capitalized leases for equipment utilized in the US operations, with a total balance of approximately $88,000 as March 31, 1998. These lease obligations are being serviced currently by CTM.

The Company is currently attempting to renegotiate the terms of the debt obligations of its discontinued Singapore operations. Certain obligations with principal balances totaling approximately $27.2 million have been guaranteed by MPI. Creditors holding over half of such debt have signed definitive, binding agreements, including the Company's largest creditor, and creditors holding an additional 25% of such debt have either signed non-binding written letters of intent or verbally agreed to a settlement of the obligations owed to them. The agreements reached with creditors principally involve MPI paying 30% to 40% of the principal and accrued but unpaid interest owed to each creditor as of December 31, 1997, within six months of formal documents being agreed between the parties. The remaining 60% to 70% would be forgiven by the creditors at the time of the payment of the 30% to 40% portion. There are also other non-cash considerations being provided to certain creditors. The Company intends to attempt to obtain financing for the 30% to 40% portion to be paid by the Company. There can be no assurance that the Company will be successful in its efforts to reduce the non-binding agreements reached with the creditors to binding written agreements. There can also be no assurance that the Company will be successful in its efforts to obtain the financing needed, on acceptable terms, in order to fulfill its obligations under the agreements reached with creditors.

The Company previously purchased raw materials from its principal customer, Schlumberger. As of July 25, 1997, the material was supplied by the customer on consignment. As of March 31, 1998, the Company owes to that customer approximately $4.5 million from purchases previously made before the change to consignment. The Company is making regular payments to Schlumberger under an informal repayment plan.

The Company has outstanding indebtedness at March 31, 1998 denominated in Singapore dollars of approximately Singapore $3,400,000 (U.S. equivalent $2,144,000). Further, the Company has two buildings, also located in Singapore, which are mortgaged as security for the Singapore loans and are anticipated to be sold within the next year. All of the Company's other indebtedness is denominated in U.S. dollars, and all other Singapore-based assets have been liquidated by the receiver of MPM or MPS and used to retire outstanding indebtedness. The Company believes that the value of the buildings located in Singapore is at least equal to the amount of the Company's debt which is denominated in Singapore dollars. Accordingly, the Company believes its exposure to foreign currency rate movements is extremely limited since it has matched the maturity and approximate amount of assets and liabilities denominated in the Singapore dollar.

FUTURE OPERATING RESULTS

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

Repayment of Debt Obligations by MPM and MPS. As of March 31, 1998, MPM and MPS had combined outstanding borrowings of approximately $27,151,000. Most of the assets of MPM and MPS have been liquidated by receivers appointed by DBS. The Company currently anticipates that the remaining proceeds from the liquidation of assets will be insufficient to fully repay its outstanding debt. Since the borrowings have been guaranteed by MPI, the Company is currently attempting to negotiate more favorable terms for the repayment of the remaining indebtedness. The failure of the Company to obtain favorable repayment terms would materially adversely affect the Company's financial condition and the ability of the Company to continue as a going concern.

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

Certain Obligations of MPS. At March 31, 1998, MPS had outstanding borrowings of approximately $3,955,000 with DBS and had borrowed an aggregate of approximately $11,354,000 from a consortium of customers to fund its purchase of certain CERDIP manufacturing and alumina powder equipment from Samsung Corning. All such amounts are in default. If any lender were to accelerate the principal due as one of their remedies, such accelerations will materially adversely affect the Company's ability to continue as an ongoing concern and may force the Company to seek bankruptcy protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code or similar bankruptcy laws of Singapore. As a part of the Consortium, Motorola guaranteed MPS' repayment of $2.0 million in borrowings from a certain bank lender. Under the terms of the agreement relating to Motorola's guarantee, MPI granted Motorola a security interest in all of the issued and outstanding capital stock of MPS, CTM and MPA. While in default, Motorola may have the right to vote and give consents with respect to all of the issued and outstanding capital of MPS, CTM and MPA. As a result, during the continuation of any such event of default, MPI may be unable to control at the shareholder level the direction of the subsidiaries that generate substantially all of the Company's revenues and hold substantially all of the Company's assets. Any such loss of control would have a material adverse effect on the Company's business, prospects, financial condition, results of operations and status as an ongoing concern and could force the Company to seek protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code or similar bankruptcy laws of Singapore. The agreements covering the Transpac Financing, including the convertible debenture and MPI's guarantee of such MPM indebtedness, contain numerous restrictions and events of default that have been triggered by the aforementioned actions and would, if they became effective and operative, materially adversely affect the Company's business, prospects, results of operations, condition and status as an ongoing concern and could force the Company to seek protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code or similar bankruptcy laws of Singapore.

High Leverage. The Company is highly leveraged and has substantial debt service requirements. The Company has $51,154,000 in liabilities as of March 31, 1998. On March 31, 1998, the Company had a total shareholders' deficit of approximately $39,261,000. The Company's ability to meet its debt service requirements will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operation of the Company, many of which are beyond its control and on the willingness of the Company's creditors to participate in restructuring the Company's debt. There can be no assurance that the Company will be able to meet the capital requirements described above or, if the Company is able to meet such requirements, that the terms available will be favorable to the Company. See "Liquidity and Capital Resources".

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

Reliance on Schlumberger. Sales to one customer, Schlumberger, accounted for 88% of the Company's net sales in the first quarter of 1998 and is expected to continue to account for a significant part of the Company's net sales. Under the agreement between Schlumberger and the Company entered into in January 1998, the Company is obligated to provide Schlumberger with its requirements for MCM product. Given the Company's anticipated continued reliance on its MCM business as a percentage of overall net sales, the failure to meet Schlumberger's requirements will materially adversely affect the Company's ability to continue as an ongoing concern. In addition, under the terms of the agreement, Schlumberger is entitled to request repricing of the Company's products. Schlumberger has requested repricing for the second quarter of 1998. Such repricing in the future may result in the Company being unable to produce the products made for Schlumberger with an adequate operating profit, and the Company may be unable to compete with the prices of other vendors who supply the same or similar products to Schlumberger. The failure to satisfy the terms of the agreement, or the failure of the Company to achieve an operating profit under the contract, would have a material adverse impact on the Company's business, financial condition, and results of operation.

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

Recurring net operating losses. The Company's decision to discontinue its multilayer ceramic operations was the primary factor contributing to its 1996 net loss of $41,842,000. The decision by the principal secured creditors of the Company's pressed ceramic operations to liquidate that operation's assets was the primary factor contributing to the 1997 net loss of $11,496,000, as well as additional loss provisions made in 1997 relating to the discontinuance of the multilayer ceramic operations. At March 31, 1998, the Company had a working capital deficiency of $41,090,000 and an accumulated deficit of $79,294,000.
The Company had outstanding at March 31, 1998 approximately $27,151,000 of debt from its discontinued operations, which debt has been guaranteed by MPI, the parent company, and most of which debt is in default and due on demand.

Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry and in other industries concerning the potential effects associated with such compliance. Although the Company currently offers products that are designed to be Year 2000 compliant, there can be no assurance that the Company's products and the software products used by the Company contain all necessary date code changes. In addition, the Company has not comprehensively tested all of its internal software systems, or the third-party software it uses in its business, for Year 2000 problems. Year 2000 problems in the Company's internal software, or in the software of third parties that the Company uses in its business, could have a material adverse effect on the Company's business, operating results and financial condition.

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

Item 2. Changes in Securities and Use of Proceeds

        On March 23, 1998, the Company filed its Amended and Restated Articles of Incorporation with the state of California. See Item 4.

Item 3. Defaults upon Senior Securities

        As of March 31, 1998, the Company and its subsidiaries were in default on most of their debt obligations, which total $27.2 million due to non-payment of principal or interest payments due. The amount above includes MPM's $9.0 million in debentures owing to Transpac, which are in default under the terms of the debentures in part due to non-payment of interest which was due on December 31, 1996. The repayment of the debentures and other debt in default have been guaranteed by MPI.

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

                                                                            Consents
                                                                           Against or                     Broker Non-
              Matter Submitted to Shareholders           Consents For       Withheld       Abstained        Votes
        -----------------------------------------------------------------------------------------------------------------------
        Increase in the Company's authorized but
        unissued shares of capital stock to consist
        of 35,000,000 additional shares of
        Common Stock for a total of 50,000,000
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

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        The following report on Form 8-K was filed during the quarter ended March 31, 1998:

          Report on Form 8-K dated March 18, 1998 was filed with the Securities and Exchange Commission on March 23, 1998, to report that the Company had issued a press release in connection with the restatement of its previously reported financial statements for the quarters ended June 30, 1997 and September 30, 1997.

        The Exhibits filed as part of this report are listed below.

          Exhibit No.  Description
          -----------  -----------

            3.1  (1)   Amended and Restated Articles of Incorporation of
                       the Company filed March 23, 1998

           10.75 (1)+  Agreement among Schlumberger Technologies, Inc. ATE
                       Division and Microelectronic Packaging, Inc. and CTM Electronics, Inc. effective January 5, 1998.

           27.1        Financial Data Schedule

          ___________
           (1) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K for the 1997 fiscal year filed with the Securities and Exchange Commission.

            + Confidential Treatment has been granted for the deleted portions of this document.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MICROELECTRONIC PACKAGING, INC.
                                       -------------------------------
                                                (Registrant)

Date:   May 14, 1998                   By:   /s/ DENIS J. TRAFECANTY
     -----------------                    ----------------------------
                                          Denis J. Trafecanty
                                          Senior Vice President,
                                          Chief Financial Officer and Secretary

                                 EXHIBIT INDEX


  Number       Description
  ------       -----------
   3.1  (1)    Amended and Restated Articles of Incorporation of the Company
               filed March 23, 1998.

  10.75 (1)+   Agreement among Schlumberger Technologies, Inc. ATE Division and
               Microelectronic Packaging, Inc. and CTM Electronics, Inc.
               effective January 5, 1998.

  27.1         Financial Data Schedule
 ____________
      (1) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K for the 1997 fiscal year filed with the Securities and Exchange Commission.

       + Confidential Treatment has been granted for the deleted portions of this document.