Form 10-Q
period 1998-06-30
MICROELECTRONIC PACKAGING INC /CA/
filed 1998-08-13
CIK 916232

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

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                    -------------

                        COMMISSION FILE NUMBER 0-23562
                                               -------

                        MICROELECTRONIC PACKAGING, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          CALIFORNIA                              94-3142624
          ----------                              ----------
   (STATE OR OTHER JURISDICTION        (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

9577 CHESAPEAKE DRIVE, SAN DIEGO, CALIFORNIA              92123
--------------------------------------------              -----
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE      (619) 292-7000
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


     AT AUGUST 11, 1998, THERE WERE OUTSTANDING 10,836,890 SHARES OF THE
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
Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations........... 15
PART II    OTHER INFORMATION
Item 1.    Legal Proceedings......................................... 29
Item 2.    Changes in Securities and Use of Proceeds................. 29
Item 3.    Defaults upon Senior Securities........................... 29
Item 4.    Submission of Matters to a Vote of Security Holders....... 29
Item 5.    Other Information......................................... 30
Item 6.    Exhibits and Reports on Form 8-K.......................... 30
SIGNATURES........................................................... 31
EXHIBIT INDEX........................................................ 32

                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                        MICROELECTRONIC PACKAGING, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        June 30,    December 31,
                                                          1998         1997
-------------------------------------------------------------------------------
                                                      (unaudited)
ASSETS
Current assets:
 Cash                                                $    778,000  $  1,296,000
 Accounts receivable, net                               1,981,000     2,504,000
 Inventories                                            4,780,000     4,230,000
 Other current assets                                     279,000       387,000
-------------------------------------------------------------------------------
  Total current assets                                  7,818,000     8,417,000
Property, plant and equipment, net                      2,005,000     1,212,000
Other non-current assets                                  225,000       282,000
-------------------------------------------------------------------------------
                                                     $ 10,048,000  $  9,911,000
===============================================================================
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
 Current portion of long-term debt                   $     33,000  $     22,000
 Accounts payable                                       6,814,000     7,450,000
 Accrued liabilities                                    1,381,000     1,711,000
 Deferred revenue                                         178,000       265,000
 Debt and accrued interest of discontinued
   operations in default, due on demand                30,343,000    27,151,000

 Current liabilities of discontinued operations,
   net                                                   --          13,475,000
-------------------------------------------------------------------------------
  Total current liabilities                            38,749,000    50,074,000
Long-term debt, less current portion                       59,000        69,000
Commitments and Contingencies
Shareholders' Deficit
 Common stock, no par value                            40,079,000    40,016,000
 Accumulated deficit                                  (68,839,000)  (80,248,000)
-------------------------------------------------------------------------------
Total shareholders' deficit                           (28,760,000)  (40,232,000)
-------------------------------------------------------------------------------
                                                     $ 10,048,000  $  9,911,000
===============================================================================

                        MICROELECTRONIC PACKAGING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                     Three months ended June 30,    Six months ended June 30,
                                                     ---------------------------   ---------------------------
                                                         1998           1997           1998           1997
--------------------------------------------------------------------------------------------------------------
Net sales                                             $5,825,000   $  8,878,000    $13,159,000    $ 16,552,000
Cost of goods sold                                     4,559,000      8,292,000      9,940,000      15,083,000
--------------------------------------------------------------------------------------------------------------
Gross profit                                           1,266,000        586,000      3,219,000       1,469,000
Selling, general and administrative                      934,000      1,315,000      1,710,000       2,579,000
Engineering and product development                      320,000         88,000        592,000         196,000
--------------------------------------------------------------------------------------------------------------
    Income (loss) from operations                         12,000       (817,000)       917,000      (1,306,000)
Other income (expense):
  Interest (expense), net                                 (3,000)        (5,000)        (6,000)        (25,000)
  Other income, net                                      220,000        106,000        290,000         275,000
--------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
  before provision for income taxes                      229,000       (716,000)     1,201,000      (1,056,000)
Provision for income taxes                                   -              -          (18,000)            -
--------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                 229,000       (716,000)     1,183,000      (1,056,000)
Discontinued Operations:
Loss from discontinued operations                            -       (3,644,000)           -        (4,524,000)
Estimated loss on disposal                                   -       (7,351,000)           -        (7,351,000)
--------------------------------------------------------------------------------------------------------------
Net income (loss)                                       $229,000   $(11,711,000)   $ 1,183,000    $(12,931,000)
==============================================================================================================

Earnings (loss) per common share:
  Continuing operations                                 $   0.02   $      (0.07)   $      0.11    $      (0.10)
  Discontinued operations                                    -            (1.02)           -             (1.20)
--------------------------------------------------------------------------------------------------------------
Net income (loss) per common share                      $   0.02   $      (1.09)   $      0.11    $      (1.30)
==============================================================================================================

Earnings (loss) per common share - assuming dilution:
  Continuing operations                                 $   0.02   $      (0.07)   $      0.10    $      (0.10)
  Discontinued operations                                    -            (1.02)           -             (1.20)
--------------------------------------------------------------------------------------------------------------
Net income (loss) per common share                      $   0.02   $      (1.09)   $      0.10    $      (1.30)
==============================================================================================================

                       MICROELECTRONIC PACKAGING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                        Six months ended June 30,
                                                       --------------------------
                                                            1998            1997
---------------------------------------------------------------------------------
Net cash provided by operating activities of:
 Continuing operations                                    517,000         689,000
 Discontinued operations                                       -        1,955,000
---------------------------------------------------------------------------------
Net cash provided by operating activities                 517,000       2,644,000
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Acquisition of fixed assets                           (1,024,000)       (331,000)
 Continuing operations                                     10,000          24,000
 Discontinued operations                                       -          236,000
---------------------------------------------------------------------------------
Net cash provided (used) by investing activities       (1,014,000)        (71,000)
---------------------------------------------------------------------------------
 Decrease in short-term notes payable
  Continuing operations                                   (21,000)             -
  Discontinued operations                                      -       (3,612,000)
 Borrowings under long-term debt and promissory notes
  Continuing operations                                        -           76,000
 Principal payments on long-term debt and promissory
  notes
   Continuing operations                                       -         (291,000)
   Discontinued operations                                     -         (508,000)
---------------------------------------------------------------------------------
   Net cash provided (used) by financing activities       (21,000)     (4,335,000)
---------------------------------------------------------------------------------
Net increase (decrease) in cash                          (518,000)     (1,762,000)
---------------------------------------------------------------------------------
Cash at end of period                                 $   778,000     $ 1,192,000
=================================================================================

                        MICROELECTRONIC PACKAGING, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                           IN SHAREHOLDERS' DEFICIT
                                  (unaudited)

                                       Common Stock            Accumulated
                               --------------------------
                                 Shares         Amount          Deficit            Total
                               ----------     -----------     ------------      ------------
Balance at January 1, 1998     10,793,279     $40,016,000     ($80,248,000)     ($40,232,000)
Non-employee stock-based
 compensation                          -           63,000               -             63,000
De-Consolidation of
 Discontinued Subsidiaries             -             -          10,226,000        10,226,000
Net income                             -             -           1,183,000         1,183,000
                               ----------     -----------     ------------      ------------
Balance at June 30, 1998       10,793,279     $40,079,000     ($68,839,000)     ($28,760,000)
                               ==========     ===========     ============      ============

                       Microelectronic Packaging, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

1. Quarterly Financial Statements

   The accompanying condensed consolidated financial statements and related notes as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim periods. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 1997 in the Company's Annual Report on Form 10-K. Readers of this Quarterly Report on Form 10-Q are strongly encouraged to review the Company's Annual Report on Form 10-K. Copies are available from the Chief Financial Officer of the Company at 9577 Chesapeake Drive, San Diego, California 92123.

2. Inventories

   Inventories consist of the following:

                                       June 30, 1998     December 31, 1997
                                       -------------     -----------------
                                        (Unaudited)
    Raw materials....................     $2,846,000     $2,445,000
    Work-in-progress.................      1,804,000      1,654,000
    Finished goods...................        130,000        131,000
                                          ----------     ----------
                                          $4,780,000     $4,230,000
                                          ==========     ==========

3. Effects of Income Taxes

   The Company believes that it has sufficient losses to offset any taxable income that will be generated in the current year. However, the Company's use of these losses may result in alternative minimum taxes for Federal income tax purposes. As a result, the Company has recorded a provision for income taxes for the six month period ended June 30, 1998 (for anticipated alternative minimum taxes).

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

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

4. Net Income (Loss) Per Share

                                       For the three months ended June 30, 1998
                                       ----------------------------------------
                                          Income         Shares       Per-Share
                                        (Numerator)   (Denominator)    Amount
                                       =============  =============  ==========
Income from continuing operations         $229,000
Basic EPS
Income available to common shareholders    229,000     10,793,279      $0.02
                                                                       =====
Effect of dilutive securities:
Stock options                                   --      1,408,323
Warrants                                        --             --
                                          --------     ----------      -----
Diluted EPS
Income available to common
  shareholders + assumed conversions      $229,000     12,201,602      $0.02
                                          ========     ==========      =====

Options to purchase 55,800 shares and warrants to purchase 1,227,693 shares of common stock at prices ranging from $1.00 to $6.50 were outstanding during the second quarter of 1998 but were not included in the computation of diluted EPS because the options' and warrants' exercise prices were greater than the average market price of the common shares for the quarter then ended. The options and warrants, which expire between August 1998 and June 2008 were still outstanding as of June 30, 1998.

                                        For the three months ended June 30, 1997
                                        ----------------------------------------
                                           Income        Shares        Per-Share
                                        (Numerator)   (Denominator)    Amount
                                        ============   ============   ==========
Loss from continuing operations         $   (716,000)   10,793,279      $(0.07)
Loss from discontinued operations        (10,995,000)                    (1.02)
                                        ------------    ----------      -------
Basic EPS
Income (loss) available to common
  shareholders                           (11,711,000)   10,793,279      $(1.09)
Effect of dilutive securities:                                          =======
Stock options
Warrants                                          --            --
Diluted EPS                                       --            --
Income (loss) available to common       ============    ==========
  shareholders + assumed conversions
                                        $(11,711,000)   10,793,279      $(1.09)
                                        ============    ==========
Options and warrants to purchase 2,289,927 shares of common stock which were outstanding during the second quarter of 1997 were not included in the computation of diluted EPS because the options' and warrants' effect on EPS would be anti-dilutive.

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

                                         For the six months ended June 30, 1998
                                         --------------------------------------
                                           Income        Shares       Per-Share
                                         (Numerator)  (Denominator)     Amount
                                         -----------  -------------   ---------
Income from continuing operations        $1,183,000
Basic EPS
Income available to common shareholders   1,183,000    10,793,279      $0.11
                                                                       =====
Effect of dilutive securities:
Stock options                                    --     1,404,777
Warrants                                         --            --
Diluted EPS                              ==========    ==========
Income available to common
 shareholders + assumed conversions      $1,183,000    12,198,056     $0.10
                                         ==========    ==========     =====

Options to purchase 55,800 shares and warrants to purchase 1,227,693 shares of common stock at prices ranging from $1.00 to $6.50 were outstanding during the first six months of 1998 but were not included in the computation of diluted EPS because the options' and warrants' exercise prices were greater than the average market price of the common shares for the six months then ended. The options and warrants, which expire between August 1998 and June 2008 were still outstanding as of June 30, 1998.

                                         For the six months ended June 30, 1997
                                         --------------------------------------
                                            Income         Shares      Per-Share
                                          (Numerator)   (Denominator)    Amount
                                          -----------   -------------  ---------
Loss from continuing operations           $ (1,056,000)   9,921,235     $(0.10)
Loss from discontinued operations          (11,875,000)                  (1.20)
                                          ------------    ---------     ------
Basic EPS
Income (loss) available to common
shareholders                               (12,931,000)   9,921,235     $(1.30)
Effect of dilutive securities:                                          ======
Stock options                                       --           --
Warrants                                            --           --
Diluted EPS                               ============    =========
Income (loss) available to common
 shareholders + assumed conversions       $(12,931,000)   9,921,235     $(1.30)
                                          ============    =========     ======

Options and warrants to purchase 2,289,927 shares of common stock which were outstanding during the first six months of 1997 were not included in the computation of diluted EPS because the options' and warrants' effect on EPS would be anti-dilutive.

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

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

   The Company entered into a lease for new manufacturing facilities and corporate offices. This lease commenced September 1, 1997, and extends to October 31, 2002. Minimum monthly rental payments of $16,000 began on November 1, 1997, with scheduled annual increases of 6% to 7% per year beginning November 1, 1998.

6. Customer Supplied Inventory

   The Company's CTM Electronics, Inc. subsidiary has purchased certain chips ("die") used in the assembly of multichip modules ("MCM's") sold to one of the Company's significant customers from that same customer. Effective July 25, 1997, this customer notified the Company that it will no longer sell die to the Company and instead is providing the die on consignment. The pro forma presentation below gives effect to this change in operations on selected line items from the Company's Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 1997, as if this change had been put into effect on January 1, 1997.

================================================================================================
                         Historical                                          Pro Forma
                     Three Months Ended            Pro Forma             Three Months Ended
                        June 30, 1997             Adjustments              June 30, 1997
                     ===========================================================================
Net sales                  $  8,878,000           $(5,005,000)/(1)/          $  3,873,000
Cost of goods sold            8,292,000            (5,164,000)/(2)/             3,128,000
Gross profit                    586,000               159,000                     745,000
Net loss                   $(11,711,000)              159,000                $(11,562,000)
Net loss per               =====================================================================
 common share              $      (1.09)          $      0.01                $      (1.08)
================================================================================================

================================================================================================
                          Historical                                         Pro Forma
                       Six Months Ended           Pro Forma               Six Months Ended
                         June 30, 1997            Adjustments              June 30, 1997
================================================================================================
Net sales                  $ 16,552,000           $(9,661,000)/(1)/          $  6,891,000
Cost of goods sold           15,083,000            (9,948,000)/(2)/             5,135,000
Gross profit                  1,469,000               287,000                   1,756,000
Net loss                   $(12,931,000)              287,000                $(12,644,000)
Net loss per               =====================================================================
 common share              $      (1.30)          $      0.02                $      (1.28)
================================================================================================

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

7. Discontinued Operations

   On July 10, 1997, The Development Bank of Singapore Limited, one of the Company's Singapore subsidiaries largest creditors ("DBS"), appointed a Receiver and Manager to liquidate the assets of

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

   Microelectronic Packaging (S) Pte. Ltd. ("MPS"), which is a wholly owned subsidiary of the Company which manufactured primarily pressed ceramics products. DBS exercised its option to appoint a Receiver and Manager under the terms of Deed of Debenture dated November 27, 1984 (as amended) between DBS and MPS. The Company anticipates that the Receiver and Manager will complete the liquidation of MPS in 1998. The Company has Guaranteed all of MPS's obligations to DBS of which approximately $2.6 million was outstanding as of June 30, 1998. These loans are included in the caption "Debt and accrued interest of discontinued operations, in default, due on demand" in the Consolidated Balance Sheet. See Note 9 to the Condensed Consolidated Financial Statements. There can be no assurance that such debt will be fully paid through the liquidation of the assets of MPS. If insufficient, DBS could demand repayment of the shortfall from the Company through the guarantee. The Company does not have adequate resources to repay such debt if the guarantee is called.

   The Company recorded the effect of the receivership as of June 30, 1997, and the results of operations of MPS have been classified as "Loss from discontinued operations" in the Consolidated Statement of Operations. As a result of the appointment of a Receiver and Manager, MPS is no longer able to manufacture its pressed ceramic products and has ceased generating revenue since July 10, 1997.

   During the last several months, the Company (as guarantor) reached written agreements with five of MPS' creditors. For four of those creditors (see separate discussion regarding the settlement of the DBS Bank loans below), the Company agreed to make payments aggregating $2,341,540 as full satisfaction of the total of all obligations to these creditors. The payments to these creditors are due between November 15, 1998 and May 1, 1999. In addition, for the remaining creditor guaranteed by the Company, a verbal agreement has been reached (subject to the completion of a definitive agreement) for the payment of $1,137,044 as full satisfaction of the total of all obligations to this creditor. In addition, it is anticipated that warrants for the purchase of 200,000 shares of the Company's common stock at an exercise price of $1.00 per share will be issued to this creditor.

   On March 18, 1997, a Receiver was appointed to handle the liquidation of the multilayer ceramics operations of MPM (S) Pte. Ltd. As of December 31, 1997, essentially all of the assets of MPM had been sold. Final resolution of the remaining liabilities will come only after the liquidation of MPS, since MPS has guaranteed the DBS bank loan and the equipment leases entered into by MPM. The portion of these liabilities remaining after any reduction available from the sale of MPS and MPM assets will then be transferred to MPI, as MPI also guaranteed these loans and leases, which balance was approximately $2.4 million as of June 30, 1998. As of April 14, 1998, the Company (as guarantor) reached an agreement with MPM's lessor for the payment of $483,056 as full satisfaction of the balance remaining after the sale of the leased equipment; this payment is due on May 1, 1999.

   The holders of the debentures issued to Transpac and related parties still retain $9.0 million of debt securities issued by MPM which are guaranteed by the Company. The Company and MPM are in default thereunder. On April 22, 1998, the Company (as guarantor) reached an agreement with Transpac for the payment of $3,112,463 as full satisfaction of the total of all obligations to Transpac; this payment is due on May 1, 1999. In addition, warrants for the purchase of 500,000 shares of the Company's common stock at an exercise price of $1.00 per share were issued to Transpac, and the Company agreed to a payment of 30% of any monetary proceeds from the settlement of a specific claim, and the Company guaranteed a minimum proceeds of $1,000,000 on or prior to December 31, 1999.

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

   As indicated previously, both MPS and MPM are indebted to DBS, and the Company has guaranteed those obligations. As of July 20, 1998, the Company (as guarantor) reached an agreement with DBS for the payment of $1,177,397 as full satisfaction of all obligations to DBS; this payment is due on January 20, 1999. In addition, the Company agreed to a payment of 5% of any monetary proceeds from the settlement of a specific claim, and there were further considerations given to DBS that are not considered material by the Company.

   The Company's MPC subsidiary was informed in April 1997 that Carborundum Corporation ("Carborundum"), its sole customer, was immediately canceling the manufacturing and related agreements with MPC as a result of Carborundum's sale of its assets to a third party.

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

   Discontinued operations include management's best estimates of the amounts expected to be realized on the sale of its assets associated with these discontinued operations and the expenses to be incurred through the disposal date. The amounts the Company will ultimately realize and incur could differ materially in the near term from the amounts assumed in arriving at the loss on disposal of the discontinued operation. Management anticipates that the foreign operations will be fully dissolved in 1998. However, Management cannot predict how long it may take the High Court of the Republic of Singapore to complete the Winding Up of these companies.

   Consistent with the presentation in Form 10-K for the year ended December 31, 1997, all debt obligations originating in Singapore have been reclassified to the caption "Debt and accrued interest of discontinued operations, in default, due on demand."

8. Going Concern

   The accompanying financial statements have been prepared assuming the Company (MPI along with its only operating subsidiary - CTM) will continue as a going concern. A number of factors, including the Company's history of significant losses, the debt service costs associated with the Company's high level of existing indebtedness, the need to restructure debt which is currently in default, various claims and lawsuits, and the Company's Singapore operations in receivership and liquidation raise substantial doubts about the Company's ability to continue as a going concern. As of June 30, 1998, the Company has an accumulated deficiency of $68.8 million and a working capital deficiency of $30.9 million, which includes $30.3 million of debt of discontinued operations due on demand and accrued interest from discontinued operations debt net of the remaining assets from those discontinued operations. The Company does not possess sufficient cash resources to repay these obligations, and thus is in default on all of these obligations. The Company would be unable to repay these loans in the event that such demand was made by the Company's creditors. See Note 7 for further information regarding the Company's efforts to restructure this debt and accrued interest from discontinued operations.

   The Company is currently renegotiating the terms of the debt obligations of its discontinued Singapore operations. Certain obligations with principal balances totaling approximately $25.2

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

   million have been guaranteed by MPI. Creditors holding over 85% of such debt have signed definitive, binding agreements, including the Company's largest creditor, and one remaining creditor holding the remainder of such debt has verbally agreed to a settlement of the obligations owed to them. The agreements reached with creditors principally involve MPI paying 30% to 40% of the principal and accrued but unpaid interest owed to each creditor as of December 31, 1997, within six months of formal documents being agreed between the parties. The remaining 60% to 70% would be forgiven by the creditors at the time of the payment of the 30% to 40% portion. There are also other non-cash considerations being provided to certain creditors. The Company has not yet recorded the benefit of such debt forgiveness. The Company intends to attempt to obtain financing for the 30% to 40% portion to be paid by the Company. There can be no assurance that the Company will be successful in its effort to reduce the non-binding agreements reached with the one remaining creditor to a binding written agreement. There can also be no assurance that the Company will be successful in its efforts to obtain the financing needed, on acceptable terms, or at all, in order to fulfill its obligations under the agreements reached with creditors. This failure would materially adversely affect the Company's financial condition and ability to continue as a going concern, and could, as is the case with other debt defaults and failure to repay, require that the Company seek bankruptcy protection under Chapter 11 or Chapter 7 of Title 11 of the United States Code for MPI and its U.S. subsidiaries.

9. Restatement of Current Liabilities of Discontinued Operations, Net to Shareholders' Deficit

   During the quarter ended June 30, 1998, the High Court of the Republic of Singapore ordered the Winding up of MPM Singapore Pte. Ltd. ("MPM"), a wholly owned subsidiary of the Company. As a result of this decision, MPM cannot continue an operating business, and it cannot be allowed to dispose of its assets or incur further liabilities. In addition, the Company does not have any control over the management of MPM. This function is undertaken by the Receiver and Manager appointed by DBS Bank.

   In September 1997, the High Court of the Republic of Singapore ordered the Winding Up of Microelectronic Packaging (S) Pte. Ltd. ("MPS"), also a wholly owned subsidiary of the Company. As with MPM, MPS cannot continue as an operating business, and the Company does not have any control over the management of MPS. This function is undertaken by the Receiver and Manager appointed by DBS Bank.

   The Company has been informed by DBS and the Receiver and Manager for MPM and MPS that there will not be any funds remaining (after the liquidation of assets) to satisfy any claims of unsecured creditors for MPM and MPS.

   Due to the circumstances as described above, management, effective with the quarter ended June 30, 1998, will not consolidate the assets and the liabilities not guaranteed of MPM and MPS, into the consolidated financial statements for MPI and subsidiaries. For MPM, the decision was based upon the Singapore High Court's decision to Wind Up this company. For MPS, the Singapore High Court had already ordered the Winding Up in September 1997, however, due to the material amount of assets remaining to be liquidated and also due to requests made by the MPS' Receiver and Manager for the Company to assist them in the realization and disposal of MPS' remaining assets, Management elected to consolidate until there was a clearer determination of the control of the subsidiary and realization of its assets. In July 1998, Management was informed of the sale of the two buildings owned by MPS. In addition, it became more evident during the current quarter that any remaining realization of Accounts Receivable on the books of MPS was highly questionable. Accordingly the decision was made to not consolidate the assets and the liabilities not guaranteed by the Company.

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

    The effect of this decision was to reduce the Current Liabilities of Discontinued Operations, net and improve the Shareholders' Deficit by $10.2 million as of June 30, 1998.

10. Forward Looking Statements

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

RESULTS OF OPERATIONS

NET SALES

For the three months ended June 30, 1998, net sales were $5,825,000 as compared to $8,788,000 for second quarter of 1997. The Company's CTM Electronics, Inc. subsidiary has purchased certain chips ("die") used in the assembly of multichip modules ("MCMs") sold to one of the Company's significant customers from that same customer (see Note 6 of Notes to Condensed Consolidated Financial Statements). Effective July 25, 1997, this customer notified the Company that it will no longer sell die to the Company and instead is providing the die on consignment. This change ("consigned die") has resulted in a reduction in selling prices for products sold to this customer. Had the consignment policy been in effect as of January 1, 1997, net sales in the second quarter of 1997 would have been $3,873,000 ("proforma net sales"). Thus, net sales actually increased $1,952,000 or 50%. The increase in net sales is primarily due to a 144% increase in MCM units shipped, partially offset by a decrease in average selling prices (after removing die cost as discussed above). The primary reason for the decrease in average selling prices resulted from a re-negotiated pricing structure by CTM's largest customer as well as a change in product mix.

For the six months ended June 30, 1998, net sales were $13,159,000, representing a decrease of $3,393,000 or 20% over net sales of $16,552,000 for the corresponding period of 1997. Had the consignment policy described above been in effect as of January 1, 1997, net sales for the six months ended June 30, 1997 would have been $6,891,000 ("proforma net sales"). Thus, net sales actually increased by $6,268,000 or 90%. The increase is due to a 185% increase in units shipped, partially offset by a decrease in average selling prices described above.

Net sales for the three and six months ended June 30, 1997 includes $90,000 of revenues derived under an agreement with a government factory in Yixing, China. Such revenues have been included in "Other Sales" in the Condensed Consolidated Statement of Operations. The contract was completed in the second quarter of 1997 and the final revenues under the contract were recorded at that time.

COST OF GOODS SOLD

For the three months ended June 30, 1998, the cost of goods sold was $4,559,000 as compared to $8,292,000 for the second quarter of 1997. After eliminating the die cost from cost of goods sold for the second quarter of 1997 (see "Net Sales" above and Note 6 of Notes to Condensed Consolidated Financial Statements), cost of goods sold would have been $3,128,000. This represents a permanent change to the cost structure of CTM. Thus, cost of goods sold increased $1,431,000 or 46%. The increase in cost of goods sold is due to the 144% increase in MCM units shipped. However, cost of goods sold for the second quarter of 1998 includes a $200,000 reversal of a previously-recorded inventory reserve.
Without
such reversal, cost of goods sold as percentage of sales would have been approximately the same for both second quarters.

For the six months ended June 30, 1998, the cost of goods sold was $9,940,000, representing a decrease of $4,943,000 or 34% over cost of goods sold of $15,083,000 for the corresponding period of 1997. After eliminating die cost from cost of goods sold for the six months ended June 30, 1997, cost of goods sold would have been $5,135,000. Thus cost of goods sold increased by $4,805,000 or 94%. The increase in cost of goods sold is due to the 185% increase in MCM units shipped. Cost of goods sold as a percentage of revenue (on a proforma basis) increased by 2% due to declines in average selling prices of certain products sold to CTM's most significant customer being greater than declines in cost of goods sold for those products, principally material costs.

Cost of goods sold for the three and six months ended June 30, 1997 includes $43,000 of expenses incurred under an agreement with a government factory in Yixing, China. Such expenses have been included in "Other Sales" under "Cost of Goods Sold" in the Condensed Consolidated Statement of Operations. The contract was completed in the second quarter of 1997 and the final expenses under the contract were recorded at that time.

GROSS PROFIT

Gross profit was $1,266,000 (21.7% of net sales) for the second quarter of 1998 as compared to $586,000 for the second quarter of 1997. Gross profit increased due to increased sales revenue described above. Gross margin for the second quarter of 1997 on a proforma basis is 19.2% of proforma sales. If the effect of a $200,000 reversal of a previously-recorded inventory reserve were excluded from the calculation of the 1998 second quarter gross margin, gross profit as a percentage of net sales would have been 18.3%. Thus, comparative gross margin declined by less than 1% between quarters, primarily due to reduced selling prices and a change in product mix.

For the six months ended June 30, 1998, gross profit was $3,219,000 (24.5% of net sales) as compared to $1,469,000 for the second quarter of 1997. Gross profit increased due to increased sales revenue described above. Gross margin for the six months ended June 30, 1997 on a proforma basis is 25.4% of proforma sales. The decline in gross margin from the 1997 period to the 1998 period is again primarily due to reduced selling prices and a change in product mix.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $934,000 for the second quarter and $1,710,000 for the six months ended June 30, 1998, representing decreases of $381,000 or 41% and $869,000 or 34%, respectively, from the comparative periods of 1997. These decreases are primarily the result of the Company's reduction of the additional legal and consulting fees which had been incurred in connection with the restructuring of the Company's U.S. operations and the winding up of its Singapore operations. The Company anticipates that selling, general and administrative expenses, in absolute dollars, will remain the same or decline for the balance of 1998 at the level of the second quarter of 1998.

ENGINEERING AND PRODUCT DEVELOPMENT

Engineering and product development expenses were $320,000 for the second quarter and $592,000 for the six months ended June 30, 1998, representing increases of $232,000 or 73% and $396,000 or 202%, respectively, from the comparative periods of 1997. The increases result primarily from the increase in the engineering staff employed by the Company, which is part of the Company's commitment to improvement in quality and processes in its manufacturing facility. The Company anticipates that engineering and product development expenses, in absolute dollars, will remain the same or decline for the balance of 1998 at the level of the second quarter of 1998.

INTEREST EXPENSE

Interest expense was $3,000 for the second quarter and $7,000 for the six months ended June 30, 1998, representing decreases of $2,000 and $18,000, respectively, from the comparative periods of 1997. Interest expense for 1997 included interest on the $2.8 million of convertible debentures issued in October 1996. These debentures were converted into common stock by the end of February 1997, thus no such interest was incurred in 1998. Interest on customer loans that are related to the discontinued operations in Singapore have been included in "Discontinued operations: Income (loss) from operations" line of the Condensed Consolidated Statements of Operations.

OTHER INCOME

Other income was $220,000 for the second quarter and $290,000 for the six months ended June 30, 1998, representing increases of $114,000 and $15,000, respectively, from the comparative periods of 1997. Other income for the second quarter of 1998 includes $204,000 relating to the partial settlement of an insurance claim for a fire at the Company's MPC facility in April 1997. Other income for the first quarter of 1997 included $190,000 received in settlement of a note receivable which had been previously written-off.

EFFECTS OF INCOME TAXES

The Company believes that it has sufficient losses to offset any taxable income that will be generated in the current year. However, the Company's use of these losses may result in alternative minimum taxes for Federal income tax purposes. As a result, the Company has recorded a provision for income taxes for the six month period ended June 30, 1998.

The Company believes that it has incurred an ownership change pursuant to
Section 382 of the Internal Revenue Code, and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations.

DISCONTINUED OPERATIONS

The net operating results of the activities of MPM, MPS, MPC and Furnace Tech ("FT") for each of the three and six month periods ended June 30, 1997 have been included as income or loss from discontinued operations on the Condensed Consolidated Statement of Operations. Amounts recorded as estimated losses on disposal of assets of the discontinued operations reflect management's best estimates of the amounts expected to be realized on the sale of the assets associated with these discontinued operations and the expenses to be incurred through the disposal date. Such expenses include $3.5 million of interest expense relating to the indebtedness of the discontinued operations through the expected completion of the liquidation process for those debts guaranteed by MPI.

In the second quarter of 1998, the Company has discontinued the consolidation of the assets and liabilities of MPM, MPS, MPC and FT. Those liabilities and accrued interest guaranteed by MPI have continued to be included in the Consolidated Balance Sheets of the Company. The effect of the deconsolidation of these entities was to reduce current liabilities and improve shareholders' deficit by $10.2 million as of June 30, 1998.

During the quarter ended June 30, 1998, the High Court of the Republic of Singapore ordered the Winding up of MPM Singapore Pte. Ltd. ("MPM"), a wholly owned subsidiary of the Company. As a result of this decision, MPM cannot continue an operating business, and it cannot be allowed to dispose of its assets or incur further liabilities. In addition, the Company does not have any control over the management of MPM. This function is undertaken by the Receiver and Manager appointed by DBS Bank.

In September 1997, the High Court of the Republic of Singapore ordered the Winding Up of "Microelectronic Packaging (S) Pte. Ltd. ("MPS"), also a wholly owned subsidiary of the Company. As with MPM, MPS cannot continue as an operating business, and the Company does not have any control over the management of MPS. This function is undertaken by the Receiver and Manager appointed by DBS Bank.

Due to the circumstances as described in the previous two paragraphs, management, effective with the quarter ended June 30, 1998, will not consolidate the assets and the liabilities not guaranteed of MPS and MPM, into the consolidated financial statements for MPI and subsidiaries. For MPM, the decision was based upon the Singapore High Court's decision to Wind Up this company. For MPS, the Singapore High Court had already ordered the Winding Up in September 1997, however, due to the material amount of assets remaining to be liquidated and also due to requests made by the MPS' Receiver and Manager for the Company to assist them in the realization and disposal of MPS' remaining assets, Management elected to consolidate until there was a clearer determination of the control of the subsidiary and realization of its assets.
In July 1998, Management was informed of the sale of the two buildings owned by MPS. In addition, it became more evident during the current quarter that any remaining realization of Accounts Receivable on the books of MPS was highly questionable. Accordingly the decision was made to not consolidate the assets and the liabilities not guaranteed by the Company.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1998, the Company financed its operations from operating cash flow. During this period, operating activities of continuing operations provided $517,000. Investing activities, consisting principally of the acquisition of assets of continuing operations, used $1,014,000. At June 30, 1998, the Company had a working capital deficiency of $30,931,000 and an accumulated deficit of $68,839,000. At June 30, 1998, the Company had outstanding approximately $25,211,000 of principal amount of debt from its discontinued operations, which debt has been guaranteed by MPI, the parent company.

The Company's sources of liquidity at June 30, 1998 consisted of inventories of $4,780,000, trade accounts receivable of $1,981,000 and its U.S. cash balance of $778,000. The Company has no borrowing arrangements available to it.

On July 10, 1997, The Development Bank of Singapore Limited, one of the Company's Singapore subsidiaries largest creditors ("DBS"), appointed a Receiver and Manager to liquidate the assets of Microelectronic Packaging (S) Pte. Ltd. ("MPS"), which is a wholly owned subsidiary of the Company which manufactured primarily pressed ceramics products. DBS exercised its option to appoint a Receiver and Manager under the terms of a Deed of Debenture dated November 27, 1984 (as amended) between DBS and MPS. The Company anticipates that the Receiver and Manager will complete the liquidation of MPS in 1998. The Company has guaranteed all of MPS's obligations to DBS of which approximately $2.6 million was outstanding as of December 31, 1997. These loans are included in the caption "Debt of discontinued operations, in default, due on demand" in the Consolidated Balance Sheet. There can be no assurance that such debt will be fully paid through the liquidation of the assets of MPS. If insufficient , DBS could demand repayment of the shortfall from the Company through the guarantee. The Company does not have adequate resources to repay such debt if the guarantee is called.

The Company recorded the effect of the receivership as of June 30, 1997, and the results of operations of MPS have been classified as "Loss from discontinued operations" in the Consolidated Statement of Operations. As a result of the appointment of a Receiver and Manager, MPS is no longer able to manufacture its pressed ceramic products and has ceased generating revenue since July 10, 1997.

During the last several months, the Company (as guarantor) reached written agreements with five of MPS' creditors. For four of those creditors (see separate discussion regarding the settlement of the DBS Bank loans below), the Company agreed to make payments aggregating $2,341,540 as full satisfaction of the total of all obligations to these creditors. The payments to these creditors are due between November 15, 1998 and May 1, 1999. In addition, for the remaining creditor guaranteed by the Company, a verbal agreement has been reached (subject to the completion of a definitive agreement) for the payment of $1,137,044 as full satisfaction of the total of all obligations to this creditor. In addition, it is anticipated that warrants for the purchase of 200,000 shares of the Company's common stock at an exercise price of $1.00 per share will be issued to this creditor.

On March 18, 1997, a Receiver was appointed to handle the liquidation of the multilayer ceramics operations of MPM (S) Pte. Ltd. As of December 31, 1997, essentially all of the assets of MPM had been sold. Final resolution of the remaining liabilities will come only after the liquidation of MPS, since MPS has guaranteed the DBS bank loan and the equipment leases entered into by MPM. The portion of these liabilities remaining after any reduction available from the sale of MPS and MPM assets will then be transferred to MPI, as MPI also guaranteed these loans and leases. As of April 14, 1998, the Company (as guarantor) reached an agreement with MPM's lessor for the payment of $483,056 as full satisfaction of the balance remaining after the sale of the leased equipment; this payment is due on May 1, 1999.

The holders of the debentures issued to Transpac and related parties still retain $9.0 million of debt securities issued by MPM which are guaranteed by the Company. The Company and MPM are in default thereunder. On April 22, 1998, the Company (as guarantor) reached an agreement with Transpac for the payment of $3,112,463 as full satisfaction of the total of all obligations to Transpac; this payment is due on May 1, 1999. In addition, warrants for the purchase of 500,000 shares of the Company's common stock at an exercise price of $1.00 per share were issued to Transpac, and the Company agreed to a payment of 30% of any monetary proceeds from the settlement of a specific claim, and the Company guaranteed a minimum proceeds of $1,000,000 on or prior to December 31, 1999.

As indicated previously, both MPS and MPM are indebted to DBS, and the Company has guaranteed those obligations. As of July 20, 1998, the Company (as guarantor) reached an agreement with DBS for the payment of $1,177,397 as full satisfaction of total of all obligations to DBS; this payment is due on January 20, 1999. In addition, the Company agreed to a payment of 5% of any monetary proceeds from the settlement of a specific claim, and there were further considerations with DBS that are not considered material by the Company.

Management anticipates that the foreign operations will be fully dissolved in 1998. However, Management cannot predict how long it may take the High Court of the Republic of Singapore to complete the Winding Up of these companies.

The Company also has various capitalized leases for equipment utilized in the US operations, with a total balance of approximately $88,000 as June 30, 1998. These lease obligations are being serviced currently by CTM.

The Company previously purchased raw materials from its principal customer. As of July 25, 1997, the material was supplied by the customer on consignment. As of June 30, 1998, the Company owes to that customer approximately $3.7 million from purchases previously made before the change to consignment. The Company is making regular payments to that customer under an informal repayment plan.

The Company has outstanding indebtedness at June 30, 1998 to DBS denominated in Singapore dollars of approximately Singapore $3,400,000 (U.S. equivalent $2,144,000). Further, the Company has two buildings, also located in Singapore, which are mortgaged as security for the Singapore loans, and for which deposits have been received from purchasers for the sale of such buildings. All of the Company's other indebtedness is denominated in U.S. dollars, and all other Singapore-based assets have been liquidated by the receiver of MPM or MPS and used to retire outstanding indebtedness. The sales price of the buildings located in Singapore is somewhat more than the amount of the Company's debt which is denominated in Singapore dollars. Accordingly, the Company believes its exposure to foreign currency rate movements is extremely limited since it has matched the maturity and approximate amount of assets and liabilities denominated in the Singapore dollar.

FUTURE OPERATING RESULTS

Status as a Going Concern. The Company's independent certified public accountants have included an explanatory paragraph in their audit report with respect to the Company's 1997, 1996 and 1995 consolidated financial statements related to a substantial doubt with respect to the Company's ability to continue as a going concern. Absent outside debt or equity financing, and excluding significant expenditures required for the Company's major projects and repayment of debts, and assuming the Company is successful in restructuring its debt, the Company currently anticipates that cash on hand and anticipated cash flow from operations may be adequate to fund its operations in the ordinary course throughout 1998. Any significant increase in planned capital expenditures or other costs or any decrease in or elimination of anticipated sources of revenue or the inability of the Company to restructure its debt could cause the Company to restrict its business and product development efforts. There can be no assurance that the Company will be successful in restructuring its debt on acceptable terms, or at all. If adequate revenues are not available, the Company will be unable to execute its business development efforts and may be unable to continue as a going concern. There can be no assurance that the Company's future consolidated financial statements will not include another going concern explanatory paragraph if the Company is unable to restructure its debt and become profitable. The factors leading to and the existence of the explanatory paragraph will have a material adverse effect on the Company's ability to obtain additional financing.

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

Future Capital Needs; Need for Additional Financing. The Company's future capital requirements will depend upon many factors, including the extent and timing of acceptance of the Company's products in the market, requirements to restructure and retire its substantial debt, requirements to construct, transition and maintain existing or new manufacturing facilities, commitments to third parties to develop, manufacture, license and sell products, the progress of the Company's research and development efforts, the Company's operating results and the status of competitive products. If the Company is successful in restructuring its debt obligations, absent debt or equity financing and excluding significant expenditures required for the Company's major projects and repayments of debts, the Company anticipates that cash on hand and anticipated cash flow from operations may be adequate to fund its operations through 1998. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations. In addition, the Company may require substantial additional financing to fund its operations in the ordinary course, particularly if the Company is unable to restructure its debt obligations. Furthermore, the Company may require additional financing to fund the acquisition of selected assets needed in its production facilities. There can be no assurance that the Company will be able to obtain such additional financing on terms acceptable to the Company, or at all.

The Company is in breach of substantially all of its debt obligations and is in default under each of such agreements. If the Company cannot consummate its agreements with its creditors to repay its obligations, the Company will not be able to continue as a going concern. The Company's high level of outstanding indebtedness and the numerous restrictive covenants set forth in the agreements covering this indebtedness and its default position prohibit the Company from obtaining additional bank lines of credit and from raising funds through the issuance of debt or other securities without the prior consent of DBS and Transpac and other creditors. The Company is currently in default on its guarantee and loan obligations to DBS as a result of the Company's decision to cease its multilayer and pressed ceramics operations, and to liquidate the assets of MPM and MPS. The liquidation of MPM and MPS have also resulted in the Company's default under a number of other agreements. There can be no assurance that other creditors of the Company will not choose to accelerate the Company's debt obligations and the Company will not able to repay such accelerated obligations as they become due and immediately payable. If either a sufficient number of creditors or any of the substantial creditors choose to accelerate payments or to place MPI or one or more of its subsidiaries under judicial reorganization, the Company may be forced to seek protection under Chapter 11 of Title 11 of the United States Code or similar bankruptcy laws of Singapore. If the Company were to seek additional financing, such additional financing may not be available to the Company on acceptable terms, or at all. If additional funds are raised by issuing equity or convertible or debt securities, further dilution to the existing shareholders will result. Since adequate funds are not currently available, the Company has been required to delay, scale back or eliminate programs which could continue to have a material adverse effect on the Company's business, prospects, financial condition and results of operations.
In addition, the Company has been forced to delay, downsize or eliminate other research and development, manufacturing, construction or transitioning programs or alliances or obtain funds through arrangements with third parties pursuant to which the Company has been forced to relinquish rights to certain of its technologies or to other assets that the Company would not otherwise relinquish. The delay, scaling back or elimination of any such programs or the relinquishment of any such rights could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

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

Repayment of Debt Obligations by MPM and MPS. As of June 30, 1998, MPM and MPS had combined outstanding borrowings of approximately $25,211,000. Most of the assets of MPM and MPS have been liquidated by receivers appointed by DBS. The Company currently anticipates that the remaining proceeds from the liquidation of assets will be insufficient to fully repay its outstanding debt. Since the borrowings have been guaranteed by MPI, the Company has renegotiated terms for the repayment of the remaining indebtedness. The failure of the Company to consummate the renegotiated debt obligations would materially adversely affect the Company's financial condition and the ability of the Company to continue as a going concern.

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

Certain Obligations of MPS. At June 30, 1998, MPS had outstanding borrowings of approximately $3,955,000 with DBS and had borrowed an aggregate of approximately $11,354,000 from a consortium of customers to fund its purchase of certain CERDIP manufacturing and alumina powder equipment from Samsung Corning. All such amounts are in default. If any lender were to accelerate the principal due as one of their remedies, such accelerations will materially adversely affect the Company's ability to continue as an ongoing concern and may force the Company to seek bankruptcy protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code or similar bankruptcy laws of Singapore. As a part of the Consortium, Motorola guaranteed MPS' repayment of $2.0 million in borrowings from a certain bank lender. Under the terms of the agreement relating to Motorola's guarantee, MPI granted Motorola a security interest in all of the issued and outstanding capital stock of MPS, CTM and MPA. While in default, Motorola may have the right to vote and give consents with respect to all of the issued and outstanding capital of MPS, CTM and MPA. As a result, during the continuation of any such event of default, MPI may be unable to control at the shareholder level the direction of the subsidiaries that generate substantially all of the Company's revenues and hold substantially all of the Company's assets. Any such loss of control would have a material adverse effect on the Company's business, prospects, financial condition, results of operations and status as an ongoing concern and could force the Company to seek protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code or similar bankruptcy laws of Singapore. The agreements covering the Transpac Financing, including the convertible debenture and MPI's guarantee of such MPM indebtedness, contain numerous restrictions and events of default that have been triggered by the aforementioned actions and would, if they became effective and operative, materially adversely affect the Company's business, prospects, results of operations, condition and status as an ongoing concern and could force the Company to seek protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code or similar bankruptcy laws of Singapore.

High Leverage. The Company is highly leveraged and has substantial debt service requirements. The Company has $38,808,000 in liabilities as of June 30, 1998. On June 30, 1998, the Company had a total shareholders' deficit of approximately $28,760,000. The Company's ability to meet its debt service requirements will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operation of the Company, many of which are beyond its control and on the willingness of the Company's creditors to participate in restructuring the Company's debt. There can be no assurance that the Company will be able to meet the capital requirements described above or, if the Company is able to meet such requirements, that the terms available will be favorable to the Company. See "Liquidity and Capital Resources".

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

Reliance on Principal Customer. Sales to one principal customer, accounted for 85% of the Company's net sales in the second quarter of 1998 and is expected to continue to account for most of the Company's net sales. Under the agreement between the principal customer and the Company entered into in January 1998, the Company is obligated to provide the principal customer with its requirements for MCM product. Given the Company's anticipated continued reliance on its MCM business as a large percentage of overall net sales, the failure to meet the principal customer's requirements will materially adversely affect the Company's ability to continue as an ongoing concern. In addition, under the terms of the agreement, the principal customer is entitled to request repricing of the Company's products. The principal customer has requested repricing for the third quarter of 1998. Such repricing in the future may result in the Company being unable to produce the products made for the principal customer with an adequate operating profit, and the Company may be unable to compete with the prices of other vendors who supply the same or similar products to the principal customer. The failure to satisfy the terms of the agreement, or the failure of the Company to achieve an operating profit under the contract, would have a material adverse impact on the Company's business, financial condition, and results of operation.

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

Dependence on Semiconductor and Personal Computer Industries. The financial performance of the Company is dependent in large part upon the current and anticipated market demand for semiconductors and products such as personal computers that incorporate semiconductors. The semiconductor industry is highly cyclical and historically has experienced recurring periods of oversupply The Company believes that the markets for new generations of semiconductors will also be subject to similar fluctuations. The semiconductor industry has demonstrated a significant prolonged slowdown in demand. There can be no assurance that growth will return and that the slowdown will not continue. A reduced rate of growth in the demand for semiconductor component parts due, for example, to competitive factors, technological change or otherwise, may materially adversely affect the markets for the Company's products. From time to time, the personal computer industry, like the semiconductor industry, has experienced significant downturns, often in connection with, or in anticipation of, declines in general economic conditions. Accordingly, any factor adversely affecting the semiconductor or the personal computer industry or particular segments within the semiconductor or personal computer industry may materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company's net sales and results of operations will not be materially adversely affected if downturns or slowdowns in the semiconductor, personal computer industry or other industries utilizing the Company's products continue or again occur in the future.

Technological Change; Importance of Timely Product Introduction; Uncertainty of Market Acceptance and Emerging Markets. The markets for the Company's products are subject to technological change and new product introductions and enhancements. Customers in the Company's markets require products embodying increasingly advanced electronics interconnection technology. Accordingly, the Company must anticipate changes in technology and define, develop and manufacture or acquire new products that meet its customers' needs on a timely basis. The Company anticipates that technological changes could cause the Company's net sales to decline in the future. There can be no assurance that the Company will be able to identify, develop, manufacture, market, support or acquire new products successfully, that any such new products will gain market acceptance, or that the Company will be able to respond effectively to technological changes. If the Company is unable for technological or other reasons to develop products in a timely manner in response to changes in technology, the Company's business, financial condition and results of operations will be materially adversely affected. There can be no assurance that the Company will not encounter technical or other difficulties that could in the future delay the introduction of new products or product enhancements. In addition, new product introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's products, which could materially adversely affect the Company's business, financial condition and results of operations. Even if the Company develops and introduces new products, such products must gain market acceptance and significant sales in order for the Company to achieve its growth objectives. Furthermore, it is essential that the Company develop business relationships with and supply products to customers whose end-user products achieve and sustain market penetration. There can be no assurance that the Company's products will achieve widespread market acceptance or that the Company will successfully develop such customer relationships Failure by the Company to develop products that gain widespread market acceptance and significant sales or to develop relationships with customers whose end-user products achieve and sustain market penetration will materially adversely affect the Company's business, financial condition and results of operations. The Company's financial performance will depend in significant part on the continued development of new and emerging markets such as the market for MCMs. The Company is unable to predict with any certainty any growth rate and potential size of emerging markets. Accordingly, there can be no assurance that emerging markets targeted by the Company, such as the market for MCMs, will develop or that the Company's products will achieve market acceptance in such markets. The failure of emerging markets targeted by the Company to develop or the failure by the Company's products to achieve acceptance in such markets could materially adversely affect the Company's business, financial condition and results of operations.

Sole or Limited Sources of Supply. Certain raw materials essential for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. There are a limited number of qualified suppliers of laminate substrates and die which are of critical importance to the production of the Company's MCM products. In the manufacturing process, the Company also utilizes consigned materials supplied by certain of its customers. Such material supplied by customers has historically been in short supply, and has impacted the Company's ability to produce its goods on a timely basis. The Company's reliance on sole or a limited group of suppliers and certain customers for consigned materials involves several risks, including a potential inability to obtain an adequate supply of required materials and reduced control over the price, timely delivery, and quality of raw materials. There can be no assurance that problems with respect to yield and quality of such materials and timeliness of deliveries will not continue to occur. Disruption or termination of these sources could delay shipments of the Company's products and could have a material adverse effect on the Company's business, financial condition and operating results. Such delays could also damage relationships with current and prospective customers, including customers that supply consigned materials.

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

Recurring Net Operating Losses. The Company's decision to discontinue its multilayer ceramic operations was the primary factor contributing to its 1996 net loss of $41,842,000. The decision by the principal secured creditors of the Company's pressed ceramic operations to liquidate that operation's assets was the primary factor contributing to the 1997 net loss of $11,496,000, as well as additional loss provisions made in 1997 relating to the discontinuance of the multilayer ceramic operations. At June 30, 1998, the Company had a working capital deficiency of $30,931,000 and an accumulated deficit of $68,839,000.
The Company had outstanding at June 30, 1998 approximately $25,211,000 of principal amount of debt from its discontinued operations, which debt has been guaranteed by MPI, the parent company, and most of which debt is in default and due on demand.

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

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults upon Senior Securities

         As of June 30, 1998, the Company and its subsidiaries were in default on most of their debt obligations, which total $30.3 million due to non-payment of principal or interest payments due. The amount above includes MPM's $9.0 million in debentures owing to Transpac, which are in default under the terms of the debentures in part due to non-payment of interest which was due on December 31, 1996. The repayment of the debentures and other debt in default have been guaranteed by MPI.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the Company was held on June 17, 1998. The following items were voted upon by the shareholders with all items being approved.

                                                                       Votes
                                                                     Against or     Votes
                                                        Votes For     Withheld    Abstained
(1)  Election of the following persons, who were
     the only nominees, as Directors to hold office
     until the next Annual Meeting or until their
     successors are elected and qualified:
        Lewis Solomon                                   9,041,185      37,329
        Frank L. Howland                                9,042,199      36,315
        Gary S. Stein                                   9,042,199      36,315
        Anthony J. A. Bryan                             9,042,199      36,315
        Andrew K. Wrobel                                9,042,199      36,315

(4)  Ratification of BDO Seidman, LLP as the
     Company's independent accountants for the
     fiscal year ending December 31, 1998.              9,052,387      12,025      14,102

Item 5.  Other Information

         On July 1, 1998, Waldemar Heeb was appointed as a Director of the Company.

Item 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K.

             None

         The Exhibits filed as part of this report are listed below.

          Exhibit No.   Description
          -----------   -----------

             10.76 Restructuring, Settlement and Mutual Release Agreement between ORIX Leasing Singapore Limited and the Company dated April 14, 1998.

             10.77 Restructuring, Settlement and Mutual Release Agreement between Texas Instruments Singapore (Pte.) Ltd. and the Company dated April 24, 1998.

             10.78 Restructuring, Settlement and Mutual Release Agreement between Samsung-Corning Co., Ltd. and the Company dated May 19, 1998.

             10.79 Restructuring, Settlement and Mutual Release Agreement between Transpac Capital Pte. Ltd., Transpac Industrial Holdings Ltd., Regional Investment Company, Ltd. and Natsteel Equity III Pte. Ltd., and the Company dated April 22, 1998.

             10.80 Forbearance, Restructure and Mutual Release Agreement between Motorola, Inc. and the Company dated July 1, 1998.

             10.81 Restructuring, Settlement and Mutual Release Agreement between NS Electronics Bangkok (1993) Ltd. and the Company dated May 29, 1998.

             10.82 Restructuring, Settlement and Mutual Release Agreement between the Development Bank of Singapore Limited and the Company dated July 10, 1998.

             10.83 Form of Warrant to Purchase Common Stock dated April 24, 1998 issued to Transpac Capital Pte. Ltd., Transpac Industrial Holdings Ltd., Regional Investment Company, Ltd. and Natsteel Equity III Pte. Ltd.

             27.1       Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MICROELECTRONIC PACKAGING, INC.
                                      -------------------------------
                                               (Registrant)

Date:  August 11, 1998                By:   /s/ DENIS J. TRAFECANTY
      -----------------                   ---------------------------
                                          Denis J. Trafecanty
                                          Senior Vice President,
                                           Chief Financial Officer and Secretary

                                 EXHIBIT INDEX

  Number      Description
----------    -----------

  10.76 Restructuring, Settlement and Mutual Release Agreement between ORIX Leasing Singapore Limited and the Company dated April 14, 1998.

  10.77 Restructuring, Settlement and Mutual Release Agreement between Texas Instruments Singapore (Pte.) Ltd. and the Company dated April 24, 1998.

  10.78 Restructuring, Settlement and Mutual Release Agreement between Samsung-Corning Co., Ltd. and the Company dated May 19, 1998.

  10.79 Restructuring, Settlement and Mutual Release Agreement between Transpac Capital Pte. Ltd., Transpac Industrial Holdings Ltd., Regional Investment Company, Ltd. and Natsteel Equity III Pte. Ltd., and the Company dated April 22, 1998.

  10.80 Forbearance, Restructure and Mutual Release Agreement between Motorola, Inc. and the Company dated July 1, 1998.

  10.81 Restructuring, Settlement and Mutual Release Agreement between NS Electronics Bangkok (1993) Ltd. and the Company dated May 29, 1998.

  10.82 Restructuring, Settlement and Mutual Release Agreement between the Development Bank of Singapore Limited and the Company dated July 10, 1998.

  10.83 Form of Warrant to Purchase Common Stock dated April 24, 1998 issued to Transpac Capital Pte. Ltd., Transpac Industrial Holdings Ltd., Regional Investment Company, Ltd. and Natsteel Equity III Pte. Ltd.

  27.1        Financial Data Schedule