Form 10-Q
period 1998-09-30
MICROELECTRONIC PACKAGING INC /CA/
filed 1998-11-13
CIK 916232

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED   SEPTEMBER 30, 1998
                                     -----------------------

                       COMMISSION FILE NUMBER   0-23562
                                              -----------

                        MICROELECTRONIC PACKAGING, INC.
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          CALIFORNIA                                    94-3142624
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


9577 CHESAPEAKE DRIVE, SAN DIEGO, CALIFORNIA                     92123
--------------------------------------------                   ----------
 (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code   (619) 292-7000
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


     At November 9, 1998, there were outstanding 10,856,890 shares of the
        ----------------                         ----------
Registrant's Common Stock, no par value per share.

================================================================================

Index                                                                 Page No.
-----                                                                 --------

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets......................     3

           Condensed Consolidated Statements of Operations............     4

           Condensed Consolidated Statements of Cash Flows............     5

           Condensed Consolidated Statement of Changes in
           Shareholders' Deficit......................................     6

           Notes to Condensed Consolidated Financial Statements.......     7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................    15

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings..........................................    29

Item 2.    Changes in Securities and Use of Proceeds..................    29

Item 3.    Defaults upon Senior Securities............................    29

Item 4.    Submission of Matters to a Vote of Security Holders........    29

Item 5.    Other Information..........................................    30

Item 6.    Exhibits and Reports on Form 8-K...........................    30

SIGNATURES............................................................    31

EXHIBIT INDEX.........................................................    32

                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                        MICROELECTRONIC PACKAGING, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    September 30,   December 31,
                                                        1998            1997
--------------------------------------------------------------------------------
                                                     (unaudited)
ASSETS
Current assets:
  Cash                                             $    516,000    $  1,296,000
  Accounts receivable, net                            1,837,000       2,504,000
  Inventories                                         3,393,000       4,230,000
  Other current assets                                  390,000         387,000
--------------------------------------------------------------------------------
    Total current assets                              6,136,000       8,417,000
Property, plant and equipment, net                    1,930,000       1,212,000
Other non-current assets                                198,000         282,000
--------------------------------------------------------------------------------
                                                   $  8,264,000    $  9,911,000
================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt                $     19,000    $     22,000
  Accounts payable                                    5,220,000       7,450,000
  Accrued liabilities                                   951,000       1,711,000
  Deferred revenue                                      156,000         265,000
  Debt and accrued interest of discontinued
    operations in default, due on demand             30,344,000      30,344,000
  Current liabilities of discontinued operations,
    net                                                     --       10,282,000
--------------------------------------------------------------------------------
    Total current liabilities                        36,690,000      50,074,000
Long-term debt, less current portion                     59,000          69,000
Commitments and Contingencies
Shareholders' Deficit
  Common stock, no par value                         40,114,000      40,016,000
  Accumulated deficit                               (68,599,000)    (80,248,000)
--------------------------------------------------------------------------------
Total shareholders' deficit                         (28,485,000)    (40,232,000)
--------------------------------------------------------------------------------
                                                   $  8,264,000    $  9,911,000
================================================================================

                        MICROELECTRONIC PACKAGING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                        Three months ended         Nine months ended
                                                           September 30,             September 30,
                                                       ------------------------   --------------------------
                                                           1998        1997          1998          1997
------------------------------------------------------------------------------------------------------------
Net sales                                              $ 3,739,000  $ 5,655,000   $16,898,000  $ 22,207,000
Cost of goods sold                                       2,806,000    4,019,000    12,746,000    19,102,000
                                                         ---------    ---------    ----------    ----------
Gross profit                                               933,000    1,636,000     4,152,000     3,105,000
Selling, general and administrative                        692,000    1,008,000     2,402,000     3,587,000
Engineering and product development                        306,000       79,000       898,000       275,000
------------------------------------------------------------------------------------------------------------
    Income (loss) from operations                          (65,000)     549,000       852,000      (757,000)
Other income (expense):
  Interest (expense), net                                   (5,000)      (7,000)      (11,000)      (32,000)
  Other income, net                                        310,000       27,000       600,000       301,000
------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
  before provision for income taxes                        240,000      569,000     1,441,000      (488,000)
Provision for income taxes                                       -            -       (18,000)            -
------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                   240,000      569,000     1,423,000      (488,000)
Discontinued Operations:
Loss from discontinued operations                                -            -             -    (4,524,000)
Estimated loss on disposal                                       -            -             -    (7,351,000)
------------------------------------------------------------------------------------------------------------
Net income (loss)                                      $   240,000  $   569,000   $ 1,423,000  $(12,363,000)
============================================================================================================
Earnings (loss) per common share:
 Continuing operations                                 $      0.02  $      0.05   $      0.13  $      (0.05)
 Discontinued operations                                         -            -             -         (1.16)
------------------------------------------------------------------------------------------------------------
Net income (loss) per common share                     $      0.02  $      0.05   $      0.13  $      (1.21)
============================================================================================================
Earnings (loss) per common share - assuming dilution:
  Continuing operations                                $      0.02  $      0.05   $      0.12  $      (0.05)
  Discontinued operations                                        -            -             -         (1.16)
------------------------------------------------------------------------------------------------------------
Net income (loss) per common share                     $      0.02  $      0.05   $      0.12  $      (1.21)
============================================================================================================

                        MICROELECTRONIC PACKAGING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                 Nine months ended
                                                                   September 30,
                                                            --------------------------
                                                                1998          1997
--------------------------------------------------------------------------------------
Net cash provided by operating activities of:
  Continuing operations                                     $   319,000   $ 1,349,000
  Discontinued operations                                             -     1,882,000
--------------------------------------------------------------------------------------
Net cash provided by operating activities                       319,000     3,231,000
--------------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of fixed assets                                (1,086,000)     (396,000)
  Proceeds from the sale of fixed assets:
  Continuing operations                                           9,000        25,000
  Discontinued operations                                             -       236,000
--------------------------------------------------------------------------------------
Net cash provided (used) by investing activities             (1,077,000)     (135,000)
--------------------------------------------------------------------------------------
Cash flows from financing activities:
  Decrease in short-term notes payable
    Continuing operations                                       (35,000)            -
    Discontinued operations                                           -    (3,612,000)
  Borrowings under long-term debt and promissory notes
    Continuing operations                                             -       205,000
  Principal payments on long-term debt and promissory notes
    Continuing operations                                             -      (512,000)
    Discontinued operations                                           -      (508,000)
    Issuance of common stock, net                                13,000             -
--------------------------------------------------------------------------------------
  Net cash provided (used) by financing activities              (22,000)   (4,427,000)
--------------------------------------------------------------------------------------
Net increase (decrease) in cash                                (780,000)   (1,331,000)
Cash at beginning of period                                   1,296,000     2,954,000
--------------------------------------------------------------------------------------
Cash at end of period                                       $   516,000   $ 1,623,000
======================================================================================

                        MICROELECTRONIC PACKAGING, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                           IN SHAREHOLDERS' DEFICIT
                                  (unaudited)

                                      Common Stock
                                 -----------------------   Accumulated
                                   Shares       Amount       Deficit         Total
                                 ----------  -----------  -------------  -------------
Balance at January 1, 1998       10,793,279  $40,016,000  $(80,248,000)  $(40,232,000)
Issuance of common stock             63,611       13,000           -           13,000
Non-employee stock-based
  compensation                          -         85,000           -           85,000
De-Consolidation of Discontinued
  Subsidiaries                          -            -      10,226,000     10,226,000
Net income                              -            -       1,423,000      1,423,000
--------------------------------------------------------------------------------------
Balance at September 30, 1998    10,856,890  $40,114,000  $(68,599,000)  $(28,485,000)
======================================================================================

                        Microelectronic Packaging, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


1. Quarterly Financial Statements

   The accompanying condensed consolidated financial statements and related notes as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim periods. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 1997 in the Company's Annual Report on Form 10-K. Readers of this Quarterly Report on Form 10-Q are strongly encouraged to review the Company's Annual Report on Form 10-K. Copies are available from the Chief Financial Officer of the Company at 9577 Chesapeake Drive, San Diego, California 92123.


2. Inventories

   Inventories consist of the following:

                                       September 30, 1998  December 31, 1997
                                       ------------------  -----------------
                                           (Unaudited)
       Raw materials................        $1,763,000         $2,445,000
       Work-in-progress.............         1,459,000          1,654,000
       Finished goods...............           171,000            131,000
                                            ----------         ----------
                                            $3,393,000         $4,230,000
                                            ==========         ==========

3. Effects of Income Taxes

   The Company believes that it has sufficient losses to offset any taxable income that will be generated in the current year. However, the Company's use of these losses may result in alternative minimum taxes for Federal income tax purposes. As a result, the Company has recorded a provision for income taxes for the nine month period ended September 30, 1998 (for anticipated alternative minimum taxes).

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

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

4. Net Income (Loss) Per Share




                                             For the three months ended September 30, 1998
                                             ---------------------------------------------
                                                Income            Shares        Per-Share
                                              (Numerator)      (Denominator)      Amount
                                             ---------------------------------------------
Income from continuing operations               $240,000
Basic EPS
Income available to common shareholders          240,000         10,826,537         $0.02
                                                                                    =====
Effect of dilutive securities:
Stock options                                       --              481,596
Warrants                                            --                 --
                                                --------        -----------
Diluted EPS
Income available to common
 shareholders + assumed conversions             $240,000         11,308,133         $0.02
                                                ========        ===========         =====

Options to purchase 2,028,133 shares and warrants to purchase 1,427,693 shares of common stock at prices ranging from $.42 to $6.50 were outstanding during the third quarter of 1998 but were not included in the computation of diluted EPS because the options' and warrants' exercise prices were greater than the average market price of the common shares for the quarter then ended. The options and warrants, which expire between October 1998 and September 2008 were still outstanding as of September 30, 1998.



                                             For the three months ended September 30, 1998
                                             ---------------------------------------------
                                                Income            Shares        Per-Share
                                              (Numerator)      (Denominator)      Amount
                                             ---------------------------------------------
Income from continuing operations               $569,000
Basic EPS
Income  available to common shareholders         569,000         10,793,279          $.05
                                                                                     ====
Effect of dilutive securities:
Stock options                                       --              193,098
Warrants                                            --                 --
                                                --------        -----------
Diluted EPS
Income (loss) available to common
shareholders + assumed conversions              $569,000         10,986,377          $.05
                                                ========        ===========          ====

Options and warrants to purchase 2,518,177 shares of common stock which were outstanding during the third quarter of 1997 were not included in the computation of diluted EPS because the options' and warrants' effect on EPS would be anti-dilutive.

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

                                             For the nine months ended September 30, 1998
                                             ---------------------------------------------
                                                Income            Shares        Per-Share
                                              (Numerator)      (Denominator)      Amount
                                             ---------------------------------------------

Income from continuing operations             $1,423,000
Basic EPS
Income available to common shareholders        1,423,000         10,804,487         $0.13
                                                                                    =====
Effect of dilutive securities:
Stock options                                       --            1,050,710
Warrants                                            --                 --
                                              ----------        -----------
Diluted EPS
Income available to common
shareholders + assumed conversions            $1,183,000         11,855,197         $0.12
                                              ==========        ===========         =====

Options to purchase 294,800 shares and warrants to purchase 1,427,693 shares of common stock at prices ranging from $.61 to $6.50 were outstanding during the first nine months of 1998 but were not included in the computation of diluted EPS because the options' and warrants' exercise prices were greater than the average market price of the common shares for the nine months then ended. The options and warrants, which expire between October 1998 and September 2008 were still outstanding as of September 30, 1998.


                                             For the nine months ended September 30, 1997
                                             ---------------------------------------------
                                                Income            Shares        Per-Share
                                              (Numerator)      (Denominator)      Amount
                                             ---------------------------------------------
Loss from continuing operations              $   (488,000)       10,215,111       $(0.05)
Loss from discontinued operations             (11,875,000)       10,215,111        (1.16)
                                             ------------       -----------       ------
Basic EPS
Income (loss) available to common
 shareholders                                 (12,363,000)       10,215,111       $(1.21)
                                                                                  ======
Effect of dilutive securities:
Stock options                                        --                --
Warrants                                             --                --
                                             ------------       -----------
Diluted EPS
Income (loss) available to common
 shareholders + assumed conversions          $(12,363,000)       10,215,111       $(1.21)
                                             ============       ===========       ======

Options and warrants to purchase 2,518,177 shares of common stock which were outstanding during the first nine months of 1997 were not included in the computation of diluted EPS because the options' and warrants' effect on EPS would be anti-dilutive.


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

6. Customer Supplied Inventory

   Prior to July 25, 1997 the Company's CTM Electronics, Inc. subsidiary purchased certain chips ("die") used in the assembly of multichip modules ("MCM's") sold to one of the Company's significant customers from that same customer. Effective July 25, 1997, this customer notified the Company that it will no longer sell die to the Company and instead is providing the die on consignment. The pro forma presentation below gives effect to this change in operations on selected line items from the Company's Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 1997, as if this change had been put into effect on January 1, 1997.


==============================================================================
                        Historical                               Pro Forma
                    Three Months Ended     Pro Forma         Three Months Ended
                    September 30, 1997    Adjustments        September 30, 1997
                    ===========================================================
Net sales                   $5,655,000     $(965,000)/(1)/           $4,690,000
Cost of goods sold           4,019,000      (995,000)/(2)/            3,024,000
Gross profit                 1,636,000        30,000                  1,666,000
Net income                  $  569,000        30,000                 $  599,000
                            ===================================================
Net loss per
 common share               $      .05     $    --                   $      .05
===============================================================================


==============================================================================
                        Historical                               Pro Forma
                     Nine Months Ended     Pro Forma          Nine Months Ended
                    September 30, 1997    Adjustments        September 30, 1997
                    ===========================================================
Net sales                 $ 22,207,000   $(10,626,000)/(1)/        $ 11,581,000
Cost of goods sold          19,102,000    (10,942,000)/(2)/           8,160,000
Gross profit                 3,105,000        316,000                 3,421,000
Net loss                  $(12,363,000)       316,000              $(12,047,000)
                          =====================================================
Net loss per
 common share             $      (1.21)  $       0.03              $      (1.18)
===============================================================================

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

7. Discontinued Operations

   On July 10, 1997, The Development Bank of Singapore Limited, one of the Company's Singapore subsidiaries largest creditors ("DBS"), appointed a Receiver and Manager to liquidate the assets of

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

   Microelectronic Packaging (S) Pte. Ltd. ("MPS"), which is a wholly owned subsidiary of the Company which manufactured primarily pressed ceramics products. DBS exercised its option to appoint a Receiver and Manager under the terms of a Deed of Debenture dated November 27, 1984 (as amended) between DBS and MPS. The Company anticipates that the Receiver and Manager will complete the liquidation of MPS in 1998. The Company has guaranteed all of MPS's obligations to DBS of which approximately $2.6 million was outstanding as of September 30, 1998. These loans are included in the caption "Debt and accrued interest of discontinued operations, in default, due on demand" in the Consolidated Balance Sheet. See Note 9 to the Condensed Consolidated Financial Statements. There can be no assurance that such debt will be fully paid through the liquidation of the assets of MPS. If insufficient, DBS could demand repayment of the shortfall from the Company through the guarantee. The Company does not have adequate resources to repay such debt if the guarantee is called.

   The Company recorded the effect of the receivership as of June 30, 1997, and the results of operations of MPS have been classified as "Loss from discontinued operations" in the Consolidated Statement of Operations. As a result of the appointment of a Receiver and Manager, MPS is no longer able to manufacture its pressed ceramic products and has ceased generating revenue since July 10, 1997.

   During the last several months, the Company (as guarantor) reached written agreements with all six of MPS' creditors. For five of those creditors (see separate discussion regarding the settlement of the DBS Bank loans below), the Company agreed to make payments aggregating $3,478,584 as full satisfaction of the total of all obligations to these creditors. The payments to these creditors are due between November 19, 1998 and May 1, 1999. In addition, for one of these creditors, the Company issued warrants for the purchase of 200,000 shares of the Company's common stock at an exercise price of $1.00 per share in full satisfaction of the debt. One of the agreements calls for a payment of $150,000 on November 19, 1998 as payment in full of the obligation due to that creditor. The Company may either (1) pay the amount on November 19, (2) obtain assistance from the other five creditors to extend the payment due date of the agreement to May 1, 1999, or (3) consider other alternatives. It is uncertain whether such payment will be made on November 19, 1998 as presently scheduled.

   On March 18, 1997, a Receiver was appointed to handle the liquidation of the multilayer ceramics operations of MPM (S) Pte. Ltd. As of December 31, 1997, essentially all of the assets of MPM had been sold. Final resolution of the remaining liabilities will come only after the liquidation of MPS, since MPS has guaranteed the DBS bank loan and the equipment leases entered into by MPM. The portion of these liabilities remaining after any reduction available from the sale of MPS and MPM assets will then be transferred to MPI, as MPI also guaranteed these loans and leases, which balance was approximately $2.4 million as of September 30, 1998. As of April 14, 1998, the Company (as guarantor) reached an agreement with MPM's lessor for the payment of $483,056 as full satisfaction of the balance remaining after the sale of the leased equipment; this payment is due on May 1, 1999.

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

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

   settlement of a specific claim, and the Company guaranteed a minimum proceeds of $1,000,000 on or prior to December 31, 1999.

   As indicated previously, both MPS and MPM are indebted to DBS, and the Company has guaranteed those obligations. As of July 20, 1998, the Company (as guarantor) reached an agreement with DBS for the payment of $1,177,397 as full satisfaction of all obligations to DBS; this payment is due on May 1, 1999. In addition, the Company agreed to a payment of 5% of any monetary proceeds from the settlement of a specific claim, and there were further considerations given to DBS that are not considered material by the Company.

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

8. Going Concern

   The accompanying financial statements have been prepared assuming the Company (MPI along with its only operating subsidiary - CTM) will continue as a going concern. A number of factors, including the Company's history of significant losses, the debt service costs associated with the Company's high level of existing indebtedness, the need to complete the debt restructuring by the agreed-upon debt settlement payment dates, various claims and lawsuits, and the Company's Singapore operations in receivership and liquidation raise substantial doubts about the Company's ability to continue as a going concern. As of September 30, 1998, the Company has an accumulated deficiency of $68.6 million and a working capital deficiency of $30.6 million, which includes $30.3 million of debt of discontinued operations due on demand and accrued interest from discontinued operations debt net of the remaining assets from those discontinued operations. While the Company has completed debt restructuring agreements with its discontinued Singapore operations creditors, which provide for a reduced payment of $9.3 million in full satisfaction of the $30.3 million in debt, the Company does not possess sufficient cash resources to repay these obligations, and thus would be in default on all of these obligations. The Company would be unable to repay these loans in the event that such demand was made by the Company's creditors. See Note 7 for further information regarding the Company's efforts to restructure this debt and accrued interest from discontinued operations.

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

   The Company is currently renegotiating the terms of the debt obligations of its discontinued Singapore operations. Certain obligations with principal balances totaling approximately $25.2 million have been guaranteed by MPI. All of these creditors have signed definitive, binding agreements. The agreements principally involve MPI paying 30% to 40% of the principal and accrued but unpaid interest ("Settled Debt Amount") owed to each creditor as of December 31, 1997, within six months of formal documents being agreed between the parties. The remaining 60% to 70% would be forgiven by the creditors at the time of the payment of the 30% to 40% portion. There are also other non-cash considerations being provided to certain creditors. The Company has not yet recorded the benefit of such debt forgiveness. The Company intends to either (1) attempt to obtain financing for the 30% to 40% portion to be paid by the Company or (2) negotiate with these creditors a conversion of the Settled Debt Amount into the Company's Preferred Stock, which will be convertible into MPI Common Stock. There can be no assurance that the Company will be successful in its efforts to either obtain the financing needed or complete the debt to equity conversion, on acceptable terms, or at all, in order to fulfill its obligations under the agreements reached with creditors. In addition, if the Company is successful in its efforts to complete a debt to equity conversion, this conversion will substantially dilute the existing shareholders of the Company. Any failure on the part of the Company to finalize a settlement with its discontinued Singapore operations creditors would materially adversely affect the Company's financial condition and ability to continue as a going concern, and could, as is the case with other debt defaults and failure to repay, require that the Company seek bankruptcy protection under Chapter 11 or Chapter 7 of Title 11 of the United States Code for MPI and its U.S. subsidiaries.

9. Restatement of Current Liabilities of Discontinued Operations, Net to Shareholders' Deficit

   During the quarter ended June 30, 1998, the High Court of the Republic of Singapore ordered the Winding up of MPM Singapore Pte. Ltd. ("MPM"), a wholly owned subsidiary of the Company. As a result of this decision, MPM cannot continue as an operating business, and it cannot be allowed to dispose of its assets or incur further liabilities. In addition, the Company does not have any control over the management of MPM. This function is undertaken by the Receiver and Manager appointed by DBS Bank.

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

   Due to the circumstances as described above, management, effective with the quarter ended June 30, 1998, will not consolidate the assets and the liabilities not guaranteed of MPM and MPS, into the consolidated financial statements for MPI and subsidiaries. For MPM, the decision was based upon the Singapore High Court's decision to Wind Up this company. For MPS, the Singapore High Court had already ordered the Winding Up in September 1997, however, due to the material amount of assets remaining to be liquidated and also due to requests made by MPS' Receiver and Manager for the Company to assist them in the realization and disposal of MPS' remaining assets, Management elected to consolidate until there was a clearer determination of the control of the subsidiary and realization of its assets. In July 1998, Management was informed of the sale of the two buildings owned by MPS. In addition, it became more evident during the quarter ended June 30, 1998 that any remaining realization of Accounts Receivable on the books of MPS was highly

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

    questionable. Accordingly the decision was made to not consolidate the assets and the liabilities not guaranteed by the Company.

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

RESULTS OF OPERATIONS

NET SALES

For the three months ended September 30, 1998, net sales were $3,739,000 as compared to $5,655,000 for third quarter of 1997. The Company's CTM Electronics, Inc. subsidiary has purchased certain chips ("die") used in the assembly of multichip modules ("MCMs") sold to one of the Company's significant customers from that same customer (see Note 6 of Notes to Condensed Consolidated Financial Statements). Effective July 25, 1997, this customer notified the Company that it will no longer sell die to the Company and instead is providing the die on consignment. This change ("consigned die") has resulted in a reduction in selling prices for products sold to this customer. This change would have resulted in net sales for the three months ended September 30, 1997 to be $4,690,000 ("proforma net sales"). Thus, net sales actually decreased by $951,000 or 20%. The decrease in net sales is due to a 19% decrease in MCM units shipped, as well as a 3% decrease in average selling prices (after removing die cost as discussed above). The primary reason for the decrease in average selling prices resulted from a re-negotiated pricing structure by CTM's largest customer as well as a change in product mix.

For the nine months ended September 30, 1998, net sales were $16,898,000, representing a decrease of $5,309,000 or 24% over net sales of $22,207,000 for the corresponding period of 1997. Had the consignment policy described above been in effect as of January 1, 1997, net sales for the nine months ended September 30, 1997 would have been $11,581,000 ("proforma net sales"). Thus, net sales actually increased by $5,317,000 or 46%. The increase is due to a 29% increase in units shipped, combined with an increase in average selling prices of 5%, due to a change in product mix.

Net sales to one customer comprised 86% and 87% of net revenues for the three and nine months ended September 30, 1998, respectively, as compared to 81% and 90% of net revenues for the comparative periods in 1997 to that same customer.

COST OF GOODS SOLD

For the three months ended September 30, 1998, the cost of goods sold was $2,806,000 as compared to $4,019,000 for the third quarter of 1997, a decrease of 30%. After eliminating die cost from cost of goods sold for the three months ended September 30, 1997, cost of goods sold would have been $3,024,000. Thus, cost of goods sold decreased $218,000 or 7%. The decrease in cost of goods sold is due to the 19% decrease in MCM units shipped. However, cost of goods sold for the third quarter of 1998 includes a $350,000 reversal of a previously-recorded inventory reserve. Without such reversal, cost of goods sold as percentage of sales would have increased from 71% for the third quarter of 1997 to 84% for the third quarter of 1998. Such increase is primarily the result of a change in product mix.

For the nine months ended September 30, 1998, the cost of goods sold was $12,746,000, representing a decrease of $6,356,000 or 33% over cost of goods sold of $19,102,000 for the corresponding period of 1997. After eliminating die cost from cost of goods sold for the nine months ended September 30, 1997, cost of goods sold would have been $8,160,000. Thus cost of goods sold increased by $4,586,000 or 56%. The increase in cost of goods sold is due to the 29% increase in MCM units shipped. Cost of goods sold as a percentage of revenue (on a proforma basis) increased by 5% due to declines in average selling prices of certain products sold to CTM's most significant customer being greater than declines in cost of goods sold for those products, principally material costs.

GROSS PROFIT

Gross profit was $933,000 (25% of net sales) for the third quarter of 1998 as compared to $1,636,000 (29% of net sales) for the third quarter of 1997. Gross profit decreased due to decreased sales revenue described above. Gross margin for the third quarter of 1997 on a proforma basis is 35% of proforma sales. If the effect of a $350,000 reversal of a previously-recorded inventory reserve were excluded from the calculation of the 1998 third quarter gross margin, gross profit as a percentage of net sales would have been 16%. As stated above, the decline in gross margin from 1997 to 1998 is a combination of declines in average selling prices of certain products sold to CTM's most significant customer being greater than declines in cost of goods sold for those products, principally material costs.

For the nine months ended September 30, 1998, gross profit was $4,152,000 (25% of net sales) as compared to $3,105,000 (14% of net sales) for the third quarter of 1997. Gross margin for the nine months ended September 30, 1997 on a proforma basis is 29% of proforma sales. The decline in gross margin from the 1997 period on a proforma basis to the 1998 period is again primarily due to reduced selling prices and a change in product mix.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $692,000 for the third quarter and $2,402,000 for the nine months ended September 30, 1998, representing decreases of $316,000 or 31% and $1,185,000 or 34%, respectively, from the comparative periods of 1997. Selling, general and administrative expenses for the 1998 periods include a $100,000 reserve for the anticipated cost to settle an environmental claim. See Item 3 of the Company's 1997 Annual Report on Form 10-K for a discussion of this environmental claim. The decreases in expenses are primarily the result of the Company's reduction of the additional legal and consulting fees which had been incurred in connection with the restructuring of the Company's U.S. operations and the winding up of its Singapore operations. The Company anticipates that selling, general and administrative expenses, in absolute dollars, will remain the same or decline for the balance of 1998 at the level of the third quarter of 1998.

ENGINEERING AND PRODUCT DEVELOPMENT

Engineering and product development expenses were $306,000 for the third quarter and $898,000 for the nine months ended September 30, 1998, representing increases of $227,000 or 287% and $623,000 or 227%, respectively, from the comparative periods of 1997. The increases result primarily from the increase in the engineering staff employed by the Company, which is part of the Company's commitment to improvement in quality and processes in its manufacturing facility. The Company anticipates that engineering and product development expenses, in absolute dollars, will remain the same or decline for the balance of 1998 at the level of the third quarter of 1998.

INTEREST EXPENSE

Interest expense was $5,000 for the third quarter and $11,000 for the nine months ended September 30, 1998, representing decreases of $2,000 and $21,000, respectively, from the comparative periods of 1997. Interest expense for 1997 included interest on the $2.8 million of convertible debentures issued in October 1996. These debentures were converted into common stock by the end of February 1997, thus no such interest was incurred in 1998. Interest on customer loans that are related to the discontinued operations in Singapore have been included in "Discontinued operations: Loss from discontinued operations" line of the Condensed Consolidated Statements of Operations.

OTHER INCOME

Other income was $310,000 for the third quarter and $600,000 for the nine months ended September 30, 1998, representing increases of $283,000 and $299,000, respectively, from the comparative periods of 1997. Other income for the third quarter of 1998 includes $259,000 relating to the final settlement of an insurance claim for a fire at the Company's MPC facility in April 1997. Other income for the first quarter of 1997 included $190,000 received in settlement of a note receivable which had been previously written-off.

EFFECTS OF INCOME TAXES

The Company believes that it has sufficient losses to offset any taxable income that will be generated in the current year. However, the Company's use of these losses may result in alternative minimum taxes for Federal income tax purposes. As a result, the Company has recorded a small provision for income taxes for the nine month period ended September 30, 1998.

The Company believes that it has incurred an ownership change pursuant to
Section 382 of the Internal Revenue Code, and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations.

DISCONTINUED OPERATIONS
The net operating results of the activities of MPM, MPS, MPC and Furnace Tech ("FT") for each of the three and nine month periods ended September 30, 1997 have been included as income or loss from discontinued operations on the Condensed Consolidated Statement of Operations. Amounts recorded as estimated losses on disposal of assets of the discontinued operations reflect management's best estimates of the amounts expected to be realized on the sale of the assets associated with these discontinued operations and the expenses to be incurred through the disposal date. Such expenses include $3.5 million of interest expense relating to the indebtedness of the discontinued operations through the expected completion of the liquidation process for those debts guaranteed by MPI, which was anticipated to be December 31, 1998. Such interest expense was recorded as of June 30, 1997. If such indebtedness has not been repaid or restructured by the beginning of the first quarter of 1999, the Company will again begin recording interest expense on that outstanding indebtedness. Interest of approximately $563,000 would be accrued beginning in the first quarter of 1999 and would continue until the indebtedness is repaid or restructured.


Beginning in the second quarter of 1998, the Company has discontinued the consolidation of the assets and liabilities of MPM, MPS, MPC and FT. Those liabilities and accrued interest guaranteed by MPI have continued to be included in the Consolidated Balance Sheets of the Company. The effect of the deconsolidation of these entities was to reduce current liabilities and improve shareholders' deficit by $10.2 million as of June 30, 1998.

During the quarter ended June 30, 1998, the High Court of the Republic of Singapore ordered the Winding up of MPM Singapore Pte. Ltd. ("MPM"), a wholly owned subsidiary of the Company. As a result of this decision, MPM cannot continue as an operating business, and it cannot be allowed to dispose of its assets or incur further liabilities. In addition, the Company does not have any control over the management of MPM. This function is undertaken by the Receiver and Manager appointed by DBS Bank.

In September 1997, the High Court of the Republic of Singapore ordered the Winding Up of "Microelectronic Packaging (S) Pte. Ltd. ("MPS"), also a wholly owned subsidiary of the Company. As with MPM, MPS cannot continue as an operating business, and the Company does not have any control over the management of MPS. This function is undertaken by the Receiver and Manager appointed by DBS Bank.

Due to the circumstances as described in the previous two paragraphs, management, effective with the quarter ended June 30, 1998, MPI will not consolidate the assets and the liabilities not guaranteed of MPS and MPM, into the consolidated financial statements for MPI and subsidiaries. For MPM, the decision was based upon the Singapore High Court's decision to Wind Up this company. For MPS, the Singapore High Court had already ordered the Winding Up in September 1997, however, due to the material amount of assets remaining to be liquidated and also due to requests made by MPS' Receiver and Manager for the Company to assist them in the realization and disposal of MPS' remaining assets, Management elected to consolidate until there was a clearer determination of the control of the subsidiary and realization of its assets. In July 1998, Management was informed of the sale of the two buildings owned by MPS. In addition, it became more evident during the quarter ended June 30, 1998 that any remaining realization of Accounts Receivable on the books of MPS was highly questionable. Accordingly the decision was made to not consolidate the assets and the liabilities not guaranteed by the Company.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1998, the Company financed its operations from operating cash flow. During this period, operating activities of continuing operations provided $319,000. Investing activities, consisting principally of the acquisition of fixed assets of continuing operations, used $1,077,000. At September 30, 1998, the Company had a working capital deficiency of $30,554,000 and an accumulated deficit of $68,599,000. At September 30, 1998, the Company had outstanding approximately $25,211,000 of principal amount of debt from its discontinued operations, which debt has been guaranteed by MPI, the parent company.

The Company's sources of liquidity at September 30, 1998 consisted of inventories of $3,393,000, trade accounts receivable of $1,837,000 and its U.S. cash balance of $516,000. The Company has no borrowing arrangements available to it.

On July 10, 1997, The Development Bank of Singapore Limited, one of the Company's Singapore subsidiaries' largest creditors ("DBS"), appointed a Receiver and Manager to liquidate the assets of Microelectronic Packaging (S) Pte. Ltd. ("MPS"), which is a wholly owned subsidiary of the Company which manufactured primarily pressed ceramic products. DBS exercised its option to appoint a Receiver and Manager under the terms of a Deed of Debenture dated November 27, 1984 (as amended) between DBS and MPS. The Company anticipates that the Receiver and Manager will complete the liquidation of

MPS in 1998. The Company has guaranteed all of MPS's obligations to DBS of which approximately $2.6 million was outstanding as of September 30, 1998. These loans are included in the caption "Debt and accrued interest of discontinued operations, in default, due on demand" in the Consolidated Balance Sheets. There can be no assurance that such debt will be fully paid through the liquidation of the assets of MPS. If insufficient, DBS could demand repayment of the shortfall from the Company through its guarantee. The Company does not have adequate resources to repay such debt if the guarantee is called.

The Company recorded the effect of the receivership as of June 30, 1997, and the results of operations of MPS have been classified as "Loss from discontinued operations" in the Consolidated Statement of Operations. As a result of the appointment of a Receiver and Manager, MPS is no longer able to manufacture its pressed ceramic products and has ceased generating revenue since July 10, 1997.

During the last several months, the Company (as guarantor) reached written agreements with all six of MPS' creditors. For five of those creditors (see separate discussion regarding the settlement of the DBS Bank loans below), the Company agreed to make payments aggregating $3,478,584 as full satisfaction of the total of all obligations to these creditors. The payments to these creditors are due between November 15, 1998 and May 1, 1999. In addition, for one of the creditors, the Company issued warrants for the purchase of 200,000 shares of the Company's common stock at an exercise price of $1.00 per share.

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

As indicated previously, both MPS and MPM are indebted to DBS, and the Company has guaranteed those obligations. As of July 20, 1998, the Company (as guarantor) reached an agreement with DBS for the payment of $1,177,397 as full satisfaction of total of all obligations to DBS; this payment is due on May 1, 1999. In addition, the Company agreed to a payment of 5% of any monetary proceeds from the settlement of a specific claim, and there were further considerations with DBS that are not considered material by the Company.

Management anticipates that the foreign operations will be fully dissolved in 1998. However, Management cannot predict how long it may take the High Court of the Republic of Singapore to complete the Winding Up of these companies.

The Company also has various capitalized leases for equipment utilized in the US operations, with a total balance of approximately $78,000 as of September 30, 1998. These lease obligations are being serviced currently by CTM.

The Company previously purchased raw materials from its principal customer. As of July 25, 1997, the material was supplied by the customer on consignment. As of September 30, 1998, the Company owes to that customer approximately $3.2 million from purchases previously made before the change to consignment. The Company is making regular payments to that customer under an informal repayment plan.

FUTURE OPERATING RESULTS

Status as a Going Concern. The Company's independent certified public accountants have included an explanatory paragraph in their audit report with respect to the Company's 1997, 1996 and 1995 consolidated financial statements related to a substantial doubt with respect to the Company's ability to continue as a going concern. Absent outside debt or equity financing, and excluding significant expenditures required for the Company's major projects and repayment of debts, and assuming the Company is successful in completing the restructuring of its debt, the Company currently anticipates that cash on hand and anticipated cash flow from operations may be adequate to fund its operations in the ordinary course throughout 1998. Any significant increase in planned capital expenditures or other costs or any decrease in or elimination of anticipated sources of revenue or the inability of the Company to restructure its debt could cause the Company to restrict its business and product development efforts. There can be no assurance that the Company will be successful in completing the restructuring of its debt by the agreed-upon debt settlement payment dates, or at all. If adequate revenues are not available, the Company will be unable to execute its business development efforts and may be unable to continue as a going concern. There can be no assurance that the Company's future consolidated financial statements will not include another going concern explanatory paragraph if the Company is unable to restructure its debt and become profitable. The factors leading to and the existence of the explanatory paragraph will have a material adverse effect on the Company's ability to obtain additional financing.

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

If the Company cannot complete its agreements with its creditors to repay its obligations by the agreed-upon debt settlement payment dates, the Company will not be able to continue as a going concern. The Company's high level of outstanding indebtedness and the numerous restrictive covenants set forth in the agreements covering this indebtedness prohibit the Company from obtaining additional bank lines of credit and from raising funds through the issuance of debt or other securities without the prior consent of DBS and Transpac and other creditors. If the Company is unable to satisfy its Settled Debt Amount (see
Note 8 to Condensed Consolidated Financial Statements) by the dates these obligations are required to be satisfied, then the amounts of those obligations revert back to their original amounts, including all accrued interest, and the Company would be in default of all of these obligations. If either a sufficient number of these creditors or any of the substantial creditors choose to accelerate payments or to place MPI or one or more of its subsidiaries under judicial reorganization, the Company may be forced to seek protection under Chapter 11 of Title 11 of the United States Code or similar bankruptcy laws of Singapore. If the Company were to seek additional financing, such additional financing may not be available to the Company on acceptable terms, or at all.
If additional funds are raised either by issuing equity or convertible or debt securities, or by converting the discontinued Singapore operations' debt obligations to equity securities, substantial dilution to the existing shareholders will result. Since adequate funds are not currently available, the Company has been required to delay, scale back or eliminate programs which could continue to have a material adverse effect on the Company's business, prospects, financial condition and results of operations. In addition, the Company has been forced to delay, downsize or eliminate other research and development, manufacturing, construction or transitioning programs or alliances or obtain funds through arrangements with third parties pursuant to which the Company has been forced to relinquish rights to certain of its technologies or to other assets that the Company would not otherwise relinquish. The delay, scaling back or elimination of any such programs or the relinquishment of any such rights could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

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

Repayment of Debt Obligations by MPM and MPS. As of September 30, 1998, MPM and MPS had combined outstanding borrowings of approximately $25,211,000. Most of the assets of MPM and MPS have been liquidated by receivers appointed by DBS. The Company currently anticipates that the remaining proceeds from the liquidation of assets will be insufficient to fully repay its outstanding debt. Since the borrowings have been guaranteed by MPI, the Company has renegotiated terms for the repayment of the remaining indebtedness. The failure of the Company to consummate the renegotiated debt obligations would materially adversely affect the Company's financial condition and the ability of the Company to continue as a going concern.

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

Certain Obligations of MPS. At September 30, 1998, MPS had outstanding borrowings of approximately $3,955,000 with DBS and had borrowed an aggregate of approximately $11,354,000 from a consortium of customers to fund its purchase of certain CERDIP manufacturing and alumina powder equipment from Samsung Corning. All of these creditors have signed definitive, binding agreements modifying the terms and conditions of their borrowings. If the Company is unable to satisfy the terms of these agreements by the dates these obligations are required to be satisfied, then the amounts of those obligations revert back to their original amounts, including all accrued interest, and the Company would be in default of all of these obligations. If any lender were to then accelerate the principal due as one of their remedies, such accelerations will materially adversely affect the Company's ability to continue as an ongoing concern and may force the Company to seek bankruptcy protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code or similar bankruptcy laws of Singapore. As a part of the Consortium, Motorola guaranteed MPS' repayment of $2,000,000 in borrowings from a certain bank lender. Under the terms of the agreement relating to Motorola's guarantee, MPI granted Motorola a security interest in all of the issued and outstanding capital stock of MPS, CTM and MPA. While in default, Motorola may have the right to vote and give consents with respect to all of the issued and outstanding capital of MPS, CTM and MPA. As a result, during the continuation of any such event of default, MPI may be unable to control at the shareholder level the direction of the subsidiaries that generate substantially all of the Company's revenues and hold substantially all of the Company's assets. Any such loss of control would have a material adverse effect on the Company's business, prospects, financial condition, results of operations and status as an ongoing concern and could force the Company to seek protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code or similar bankruptcy laws of Singapore. The agreements covering the Transpac Financing, including the convertible debenture and MPI's guarantee of such MPM indebtedness, contain numerous restrictions and events of default that have been triggered by the aforementioned actions and would, if they became effective and operative, materially adversely affect the Company's business, prospects, results of operations, condition and status as an ongoing concern and could force the Company to seek protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code or similar bankruptcy laws of Singapore.

High Leverage. The Company is highly leveraged and has substantial debt service requirements. The Company has $36,749,000 in liabilities as of September 30, 1998. On September 30, 1998, the Company had a total shareholders' deficit of approximately $28,485,000. The Company's ability to meet its debt service requirements will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operation of the Company, many of which are beyond its control and on the willingness of the Company's creditors to participate in restructuring the Company's debt. There can be no assurance that the Company will be able to meet the capital requirements described above or, if the Company is able to meet such requirements, that the terms available will be favorable to the Company. See "Liquidity and Capital Resources".

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

Reliance on Principal Customer. Sales to one principal customer accounted for 86% of the Company's net sales in the third quarter of 1998 and is expected to continue to account for most of the Company's net sales. Under the agreement between the principal customer and the Company entered into in January 1998, the Company is obligated to provide the principal customer with its requirements for MCM product. Given the Company's anticipated continued reliance on its MCM business as a large percentage of overall net sales, the failure to meet the principal customer's requirements will materially adversely affect the Company's ability to continue as an ongoing concern. In addition, under the terms of the agreement, the principal customer is entitled to request repricing of the Company's products. The

Company has negotiated and agreed to such repricing for the fourth quarter of 1998. Such repricing in the future may result in the Company being unable to produce the products made for the principal customer with an adequate operating profit, and the Company may be unable to compete with the prices of other vendors who supply the same or similar products to the principal customer. The failure to satisfy the terms of the agreement, or the failure of the Company to achieve an operating profit under the contract, would have a material adverse impact on the Company's business, financial condition, and results of operation.

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

Recurring Net Operating Losses. The Company's decision to discontinue its multilayer ceramic operations was the primary factor contributing to its 1996 net loss of $41,842,000. The decision by the principal secured creditors of the Company's pressed ceramic operations to liquidate that operation's assets was the primary factor contributing to the 1997 net loss of $11,496,000, as well as additional loss provisions made in 1997 relating to the discontinuance of the multilayer ceramic operations. At September 30, 1998, the Company had a working capital deficiency of $30,554,000 and an accumulated deficit of $68,599,000.
The Company had outstanding at September 30, 1998 approximately $25,211,000 of principal amount of debt from its discontinued operations, which debt has been guaranteed by MPI, the parent company.

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

As of September 30, 1998, the Company has partially completed an analysis of its readiness for compliance with the Year 2000 change. Its assessment of its manufacturing systems and company products reveals that no known Year 2000 issues currently exist either in the products, their raw materials, or their relationship as components to larger systems produced by its customers; its financial systems software is currently being upgraded to a newer replacement system which will be complete in December 1998, and which system is Year 2000 compliant; documentation systems that currently use fixed dating are Year 2000 compliant, while those that require revision dating are currently under review; and approximately 50% of the Company's computing hardware systems have been upgraded to be Year 2000 compliant. The Company's costs to become Year 2000 compliant as of September 30, 1998 have been $235,000 for computer software and $48,000 for computer hardware.

The Company has not yet completed its analysis of its readiness for compliance with the Year 2000 change. Based upon the partial analysis described above, the Company believes its exposure to Year 2000 risks is limited because the majority of the Company's recordkeeping systems are new and compliant and have been installed within the last eighteen months. The Company utilizes no custom-programmed "legacy" software or hardware systems known to need Year 2000 upgrading or conversion. The Company believes it should be fully compliant with its Year 2000 issues by the end of the second quarter of 1999 when it believes it will have completed due diligence of its internal systems and supplier compliance requirements, as well as completed the remaining 50% of its computing hardware upgrades needed. However, there can be no assurance that conditions or events may occur during the course of the completion of this analysis which will have an adverse impact on the Company's readiness for compliance with the Year 2000 change.

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


                    ITEM 3 - QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK


The Company has no derivative financial instruments.

The Company has outstanding indebtedness at September 30, 1998 to DBS denominated in Singapore dollars of approximately Singapore $3,400,000 (U.S. equivalent $2,144,000). Further, the Company has two buildings, also located in Singapore, which are mortgaged as security for the Singapore loans, and for which deposits have been received from purchasers for the sale of such buildings. All of the Company's other indebtedness is denominated in U.S. dollars, and all other Singapore-based assets have been liquidated by the receiver of MPM or MPS and used to retire outstanding indebtedness. The sales price of the buildings located in Singapore is somewhat more than the amount of the Company's debt which is denominated in Singapore dollars. Accordingly, the Company believes its exposure to foreign currency rate movements is extremely limited since it has matched the maturity and approximate amount of assets and liabilities denominated in the Singapore dollar.

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

Item 2.  Changes in Securities and Use of Proceeds

         Options were issued during the quarter ended September 30, 1998 to employees of the Company under the terms of the Company's 1993 Stock Option/Stock Issuance Plan for 210,000 shares of common stock at a price of $0.42 per share. Options were issued during the quarter ended September 30, 1998 to two non-employee directors of the Company under the terms of the Automatic Option Grant Program of the Company's 1993 Stock Option/Stock Issuance Plan for 30,000 shares of common stock at prices ranging from $0.34 to $0.45 per share. These options were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D.

         On September 24, 1998 a warrant to purchase 200,000 shares of the Company's common stock at $1.00 per share was issued to STMicroelectronics, Inc. ("ST"), pursuant to the terms of the Restructuring, Settlement and Mutual Release Agreement between ST and the Company dated September 24, 1998. This warrant was issued pursuant the exemptions provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K.

             None.

         The Exhibits filed as part of this report are listed below.

         Exhibit No.   Description
         -----------   ---------------------------------------------------------

            10.84 Restructuring, Settlement and Mutual Release Agreement between STMicroelectronics, Inc. and the Company dated September 24, 1998.

            10.85 Amendment to Restructuring, Settlement and Mutual Release Agreement between Texas Instruments Singapore (Pte.) Ltd. and the Company dated August 11, 1998.

            10.86 Amendment to Restructuring, Settlement and Mutual Release Agreement between Transpac Capital Pte. Ltd., Transpac Industrial Holdings Ltd., Regional Investment Company, Ltd. and Natsteel Equity III Pte. Ltd., and the Company dated September 1, 1998.

            10.87 Amendment to Restructuring, Settlement and Mutual Release Agreement between ORIX Leasing Singapore Limited and the Company dated August 11, 1998.

            10.88 Amendment to Forbearance, Restructure and Mutual Release Agreement between Motorola, Inc. and the Company dated November 5, 1998.

            27.1       Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MICROELECTRONIC PACKAGING, INC.
                                         -------------------------------
                                                  (Registrant)

Date:  November 12, 1998                 By:   /s/ DENIS J. TRAFECANTY
     ---------------------                  ----------------------------
                                               Denis J. Trafecanty
                                               Senior Vice President,
                                                Chief Financial Officer
                                                and Secretary

                                 EXHIBIT INDEX

Number    Description
------    -----------
10.84 Restructuring, Settlement and Mutual Release Agreement between STMicroelectronics, Inc. and the Company dated September 24, 1998.

10.85 Amendment to Restructuring, Settlement and Mutual Release Agreement between Texas Instruments Singapore (Pte.) Ltd. and the Company dated August 11, 1998.

10.86 Amendment to Restructuring, Settlement and Mutual Release Agreement between Transpac Capital Pte. Ltd., Transpac Industrial Holdings Ltd., Regional Investment Company, Ltd. and Natsteel Equity III Pte. Ltd., and the Company dated September 1, 1998.

10.87 Amendment to Restructuring, Settlement and Mutual Release Agreement between ORIX Leasing Singapore Limited and the Company dated August 11, 1998.

10.88 Amendment to Forbearance, Restructure and Mutual Release Agreement between Motorola, Inc. and the Company dated November 5, 1998.

27.1      Financial Data Schedule