Form 10-K
period 1998-12-31
MICROELECTRONIC PACKAGING INC /CA/
filed 1999-04-15
CIK 916232

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

For the fiscal year ended   DECEMBER 31, 1998
                            -----------------

                                    OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________ to _____________________

                       Commission file number:  0-23562

                        MICROELECTRONIC PACKAGING, INC.

            (Exact name of Registrant as specified in its charter)

               California                             94-3142624
               ----------                             ----------
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

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 26, 1999 was approximately $3,691,000 (based upon the closing price for shares of the Registrant's Common Stock as quoted by the OTC Bulletin Board for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On March 26, 1999, 10,856,890 shares of the Registrant's Common Stock, no par value, were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE.


 PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE REGISTRANT'S
 ----------------------------------------------------------------------------
     ANNUAL MEETING TO BE FILED WITH THE SEC ON OR BEFORE APRIL 30, 1999,
     --------------------------------------------------------------------
          ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT
          ----------------------------------------------------------
                                 ON FORM 10-K.
                                 -------------

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

     Microelectronic Packaging, Inc. ("MPI") and its wholly-owned subsidiaries (collectively, the "Company") provide electronic manufacturing services (EMS) including surface mount, chip-on-board and mixed assembly microelectronic design, manufacturing, and testing capabilities. To support the requirements of electronic systems and integrated circuit manufacturers ("IC" or "semiconductor" manufacturers) the Company offers both turnkey manufacturing and kitted subassembly services featuring value added interconnect design and test capabilities in addition to contract assembly. MPI was incorporated in California in 1984. Headquartered in San Diego, California, with on-site manufacturing facilities, the Company designs, develops, manufactures, markets and sells to customers in the commercial, medical, military/aerospace, wireless/telecommunications, automatic test equipment and other electronics-related industries.

     MPI is a holding company with CTM Electronics, Inc. ("CTM") a California corporation, the primary operating unit. The Company's other US subsidiary, Microelectronic Packaging America ("MPA") is inactive. The Company's focus has been to expand its surface mount and chip-on board contract assembly business in San Diego. The Company has expanded its manufacturing capabilities and relocated to a larger facility that resulted in a doubling of production space. A new management team has been recruited and the Company has repositioned itself to more effectively serve what it believes is the large and growing contract assembly market to capitalize on the trends for electronic companies to outsource manufacturing.

     The Company's Singapore subsidiaries are in various stages of liquidation and are not consolidated in the Company's financial statements beginning in 1998. They are as follows: Microelectronic Packaging (S) Pte., Ltd. ("MPS"), MPC
(S) Pte., Ltd. ("MPC"), Furnace Technology ("FT"), MPM (S) Pte., Ltd. ("MPM") and Microelectronic Packaging Asia Pte. Ltd. ("MP Asia"). MPS and MPM are currently being managed by a receiver and are in receivership. MPC ceased operations during 1997 and is in liquidation. FT is in liquidation. MP Asia was formed in 1997, has had no operating activities, and is being liquidated. The Company has not employed any persons in Singapore since July 1997.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Operating Results -- Repayment of Debt Obligations by MPM and MPS -- Adverse Impact of MPM and MPS Liquidations on MPI -- Certain Obligations of MPS High Leverage."

INDUSTRY OVERVIEW

     The Company believes that the electronic manufacturing services market is a very large and growing market. General industry trends for companies of all sizes are to outsource manufacturing and this, in the opinion of management, is resulting in growth rates for contract assembly being significantly higher than the growth rates for the electronic industries themselves. In recent years, advances in interconnection technology has allowed semiconductor companies and systems designers to increase the speed and complexity and reduce the size, power and prices of their products. Until recently, interconnection technology has not been considered a limiting factor in systems design and development. However, emerging electronic products in all market segments including wireless/telecommunication, medical, consumer, semiconductor related automatic test equipment and military aerospace telecommunications equipment require designs that the Company believes cannot always be done with conventional interconnection technology offered by internal manufacturing operations or traditional through-hole/surface mount contract assemblers.

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

     The convergence of market forces that include a general trend to outsource contract manufacturing at the same time that microelectronic technologies are replacing traditional through-hole/surface mount assembly technologies has created what the Company believes to be substantial business opportunities for those companies positioned to take advantage of these market trends.

THE MPI SOLUTION

     The Company has expanded its focus in 1998 by offering products and services in direct response to both what it believes is the growing trend to outsource manufacturing and also the offering of design services that provide added value in terms of addressing smaller size, higher performance, improved thermal characteristics, plus lower materials and assembly costs. The Company differentiates itself from much larger competitors by offering "mixed assembly" services utilizing both surface mount and chip-on board electronic assembly.

     Chip-on-board (COB). The Company provides single or multi chip assembly services that mount IC die directly to laminate or ceramic substrates with passive components. The Company has historically derived the majority of its revenue from these activities. These services are offered to both the semiconductor integrated circuit suppliers (IC) and electronic systems companies. The Company designs and manufactures these assemblies that replace entire PCBs which are designed to reduce overall system size and increase performance. The Company also designs and manufactures multi-chip-modules (MCM) to interconnect multiple ICs, which the Company encloses in an advanced IC package. The advanced IC package with the enclosed MCM is then mounted onto a PCB. All of the Company's MCM products are designed to provide its customers with increased speed and performance and decreased size and weight.

     Surface Mount Technology (SMT). The Company provides SMT assembly including design for manufacturability that assists the Company's customers to better utilize their internal resources.

     Ball Grid Array (BGA), Flip chip, Chip Scale Packaging (CSP). The Company has acquired a license from Motorola to supply BGA packages and is developing capabilities for flip chip, CSP and other microelectronic packaging technologies based upon market demand.

TURNKEY CONTRACT MANUFACTURING AND DESIGN SERVICES

     The Company offers complete Turnkey design, assembly and test services as a total solution for outsourced manufacturing. The Company believes these services provide customers with a cost-effective alternative to existing product design processes from internal operations or competitors of the company. To facilitate awareness of the company's manufacturing services. QuickTurn Turnkey manufacturing(TM) and QTM(TM) were established as unregistered trademarks.

CUSTOMERS, APPLICATIONS AND MARKETS

     The Company believes the serviceable markets for the Company's services are extremely broad as the electronic content of nearly everything that is manufactured increases. Highly visible markets include wireless/telecommunications, medical, commercial/consumer, computer, automated test equipment (ATE), military/aerospace, and instrumentation. In 1998 the Company increased its investment in Sales and Marketing with the goal of expanding its customer base and participating in markets not previously served such as wireless, medical and automotive markets. The Company doubled the number of customers in 1998 from 5 to 12 and is focused on reducing its dependence on its largest customer, Schlumberger. There can be no assurance the Company will be successful in reducing its dependence on Schlumberger. Sales to Schlumberger accounted for 87%, 89% and 76% of the Company's net sales in 1998, 1997 and 1996 respectively. The majority of the Company's 1998 third and fourth quarter's sales were repair of Schlumberger's products rather than the manufacture of new products. This repair work continued into 1999. The Company furnishes chip-on-board multi chip modules (MCM) to this customer for automated test equipment usage. The Company's primary geographical market is North America for COB and SMT products. In 1998 95% of the Company's sales were to customers in North America. During 1998, 1997 and 1996 the Company had foreign net sales of $0, $90,000 and $1,785,000, respectively. In 1998, the Company began supplying to National Semiconductor in Singapore and Japan. Also in 1998, the Company launched a sales effort in Europe.

     The Company currently sells its services through a combination of its own direct sales for selected key accounts and use of independent sales representatives located in 18 field sales offices in North America and Europe. The Company can provide engineering, design and technical support to its sales staff and potential customers.

LICENSE AND OTHER SIGNIFICANT AGREEMENTS

     The Company seeks to obtain licenses to technologies that complement and expand the current technologies that the Company owns. These agreements, along with certain other significant agreements of the Company, are discussed below.

     Motorola. In July 1998, the Company signed an agreement with Motorola for Ball Grid Array (BGA) and flip chip interconnect technologies. The company views this as a significant technology license that has already been instrumental in securing business from a new customer. The Company believes general industry chip packaging trends show substantial growth for BGA and flip chip packaging that replaces throughhole, PQFP and other forms of IC packaging.

     Schlumberger. In January 1998, the Company signed an agreement with Schlumberger. Pursuant to the terms of the agreement, MPI supplies MCM products to Schlumberger. The agreement includes warranty provisions, protection for raw materials purchased by MPI against production demand forecasts supplied by Schlumberger but subsequently changed, and pricing provisions. After March 31, 1998, there is no commitment from Schlumberger to purchase from the Company any amount or a minimum amount of MCM products. The pricing provisions of the agreement provide for periodic review of the selling prices of the Company's products. Such reviews can be requested by either the Company or Schlumberger. In 1998, the Company agreed to several pricing reviews and anticipates further declines in unit selling prices of selected products provided by the Company to Schlumberger. The agreement expires in October 2000. See "Liquidity and Capital Resources Reliance on Schlumberger-Legal Proceedings."

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

     In March 1997, the Company ceased its multilayer ceramic operations prior to the commencement of production and a Receiver appointed by the courts began the liquidation of MPM's assets. Changing market demand for multilayer ceramic products and IBM's unwillingness to renegotiate the terms of the IBM Agreement or to commit to purchasing multilayer ceramic products from the Company were the principal reasons that the Company decided to liquidate MPM. All of MPM's Singapore employees have been terminated. MPM has been in receivership since March 1997, as defined under the laws of Singapore. The receiver for MPM has completed the liquidation of all of the MPM assets, and the proceeds therefrom have been used to retire a portion of MPM's debts. During 1998, the High Court of the Republic of Singapore ordered the Winding up of MPM Singapore Pte. Ltd. ("MPM"), a wholly owned subsidiary of the Company. As a result of this decision, MPM cannot continue as an operating business, and it cannot be allowed to dispose of its assets or incur further liabilities. In addition, the Company does not have any control over the management of MPM. This function is undertaken by the Receiver and Manager appointed by DBS Bank.

     Asian Creditor Loan Agreements Guaranteed by MPI. In connection with the Company's subsidiaries in Singapore, which ceased operations in 1997, the Company fully guaranteed the debt obligations listed below. During 1998, the Company signed agreements with each of these creditors, which called for settlement payments of approximately $9.3 million to satisfy all debt obligations.

     Because the Company has not been able to obtain funding to satisfy the settlement payment obligations, which are all due on May 1, 1999, the Company renegotiated the terms and, has recently entered into non-binding letter agreements with all eight creditors which call for the conversion of all debt and accrued interest obligations into shares of the Company's Series A Preferred Stock (See "Liquidity and Capital Resources" for general description of Series A Preferred Stock), each share of which will be convertible into two shares of MPI Common Stock. For the aggregate debt of $27,055,000, which is all the Discontinued Operations debt, the Company has agreed to convert this debt into shares of Series A Preferred Stock which is immediately convertible into shares of MPI Common Stock.

     This debt conversion into equity is subject to the completion of definitive agreements for all eight creditors and the approval of the debt conversion to equity by a majority of the Company's shareholders.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Future Operating Results -- Future Capital Needs; Need for Additional Financing -- Repayment of Debt Obligations by MPM and MPS -- Adverse Impact of MPM and MPS Liquidations on MPI -- High Leverage -- Status as a Going Concern."

     Transpac. On March 27, 1996, the Company and MPM consummated a financing with Transpac Capital Pte. Ltd. and other related investors (collectively, "Transpac") pursuant to which the Company issued 842,013 shares of its Common Stock to Transpac for the aggregate purchase price of $2,000,000 and MPM issued a debenture (the "Debenture") to Transpac in the principal amount of $9.0 million. The Debenture has a term of five years and bears interest at the rate of 8.5% per annum and is guaranteed by MPI. Accrued and unpaid interest is due and payable in annual installments at the end of each year of the term of the Debenture. The principal outstanding under the Debenture will be due and payable in full at the end of the five year term. However, from and after April 23, 1997 and through the term of the Debenture, the Debenture will be convertible at Transpac's option into shares of Common Stock of MPM or Common Stock of MPI. The Company has not made any payments under the Debenture. In February 1999, the Company and Transpac signed a non-binding letter agreement which calls for the conversion of all the Company's obligations into shares of Series A Preferred Stock. See "Asian Creditor Loan Agreements Guaranteed by MPI" in this section.

     STMicroelectronics, Inc. In 1995, MPS borrowed $4,000,000 from STMicroelectronics ("ST") at an interest rate of 7.25% per annum. MPS did not make any principal payments, and only made limited interest payments. The note was fully guaranteed by MPI. In September 1998, the Company signed a Restructuring, Settlement and Mutual Release Agreement which requires the Company to pay $1,137,044 by May 1, 1999 as full satisfaction of all obligations to STMicroelectronics. And, on April 14, 1999, ST signed a Letter of Intent with a group of outside investors ("Investor") to assign its creditor position for undisclosed consideration. This Letter of Intent is subject to the Company obtaining approval of the debt conversion to equity by a majority of the Company's shareholders. In anticipation that this assignment will be completed, the Investor has signed a non-binding letter agreement which calls for the conversion of all the Company's obligations to ST into shares of Series A Preferred Stock. See "Asian Creditor Loan Agreements Guaranteed by MPI" in this section.

     Texas Instruments ("TI"). In 1995, MPS borrowed $3,500,000 from TI at an interest rate of 7.25% per annum. The note is fully guaranteed by MPI. The Company entered into several amended loan agreements during 1997 and 1998; however, the Company was unable to meet the terms of those agreements. In January 1999, the Company and TI signed a non-binding letter agreement which calls for the conversion of all of the Company's obligations into shares of Series A Preferred Stock. See "Asian Creditor Loan Agreements Guaranteed by MPI" in this section.

     Development Bank of Singapore ("DBS Bank"). In 1997 and prior, MPS, MPM and MPC made various borrowings from DBS Bank under lines of credit, overdraft facilities and accounts receivable financing. Substantially all of the assets of MPS and MPM have been liquidated by the Receivers and Managers, and the proceeds from those liquidations were used to reduce the balances owed to DBS Bank. MPC has paid its loan to DBS Bank and is in voluntary liquidation.

     The remaining balances due to DBS Bank are in default, are payable upon demand, and bear interest at the banks prime rate plus 5%. All of these amounts are guaranteed by MPI. In February 1999, the Company and DBS Bank signed a non-binding letter agreement which calls for conversion of all of the Company's obligations into shares of Series A Preferred Stock. See "Asian Creditor Loan Agreements Guaranteed by MPI" in this section.

     Motorola, Inc. In 1995, MPS borrowed $2,000,000 from Citibank N.A. at an interest rate of 7%. The loan was guaranteed by Motorola and was eventually paid in full by Motorola. This obligation to Motorola is secured by all of the assets of MPI, CTM and MPA not previously pledged to NSEB, as well as all capital stock of MPS, CTM and MPA. In January 1999, the Company and Motorola signed a non-binding letter agreement which calls for the conversion of all the Company's obligations into shares of Series A Preferred Stock. See "Asian Creditor Loan Agreements Guaranteed by MPI" in this section.

     ORIX Leasing ("ORIX"). In 1996 and earlier, MPM, and to a lesser extent MPS, borrowed approximately $2,600,000 under capital leases from ORIX. Both MPM and MPS stopped making lease payments, and ORIX foreclosed on the equipment and sold it at an auction in 1997. The balance remaining after the liquidation of the leased assets is guaranteed by the Company. In January 1999, the Company and ORIX signed a non-binding letter agreement which calls for the conversion of all the Company's obligations into shares of Series A Preferred Stock. See "Asian Creditor Loan Agreements Guaranteed by MPI" in this section.

     NS Electronics ("NSEB"). In 1995, MPI borrowed $1,500,000 from NSEB at an interest rate of 14% per annum. The Company has made no principal payments since September 1996 and the loan is in default. The NSEB note is secured by all of MPI's domestic equipment and trade receivables that are not subject to liens or other encumbrances existing prior to May 30, 1995. In March 1997, the Company entered into an Amended Loan and Security Agreement and a Second Secured Promissory Note with NSEB pursuant to which NSEB agreed to waive any breach of the covenants, terms and conditions of the original Loan and Security Agreement and the original Secured Promissory Note (both dated May 30, 1995) and agreed to a revised (and extended) payment schedule. The interest rate on the outstanding balance, however, was raised from 14% per annum to 18% per annum and MPI is currently in default under the terms of the Second Secured Note. In February 1999, the Company and NSEB signed a non-binding letter agreement which calls for the conversion of all of the Company's agreed obligations into shares of Series A Preferred Stock. See "Asian Creditor Loan Agreements Guaranteed by MPI" in this section.

     Samsung Corning Co., Ltd ("Samsung"). In 1996, MPS borrowed $1,000,000 from DBS Bank at the Singapore Interbank offer interest rate plus 1.5%, repayable in twelve monthly installments beginning in November 1996. The loan had been fully guaranteed by Samsung, and co-guaranteed by MPI. MPS made payments under the note totaling approximately $417,000 during 1996 and 1997. The remaining balance of approximately $583,000 plus interest, was paid to DBS by Samsung Corning after DBS has called upon the guarantee of Samsung. Samsung has requested that MPI reimburse it for the amount paid under the guarantee. In March 1999, the Company and Samsung agreed to a non-binding settlement of all of the Company's obligations into shares of Series A Preferred Stock. See "Asian Creditor Loan Agreements Guaranteed by MPI" in this section.

ENGINEERING AND PRODUCT DEVELOPMENT

     The Company provides design, assembly and test services and features engineering and product development as a differentiating service over its competitors. In 1998, the Company added the position of Vice President of Technology and increased its expenditures for engineering and product development. The Company works closely with its customers to develop expertise in new electronic assembly and packaging technologies based upon market demand. Primary focus in 1998 was on process engineering for chip-on-board and surface mount technologies including ball grid array and "flip chip" interconnect processes. In addition, the Company invested in flexible substrate and low temperature cofired ceramic substrate packaging technology, projected to be of increased demand in 1999 for commercial and wireless products. The Company also uses outside services for x-ray, surface analysis and ultrasonic imaging, as well as specialized design such as ASIC design, to supplement its internal capabilities. Engineering and product development expenditures were approximately $1,060,000, $760,000 and $666,000 in 1998, 1997 and 1996,
respectively.

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

BACKLOG

     In the first quarter of 1998, the Company experienced a "bubble" in demand from its primary customer, Schlumberger, resulting in a backlog. As of December 31, 1997, the Company's backlog was $11.3 million. During 1998, there was a substantial drop in demand for ATE equipment caused by a very weak semiconductor market. As of December 31, 1998, the Company has a backlog of approximately $1.5 million. Because the Company generally ships products within 60 to 120 days of receipt of the order, and because of possible changes in delivery schedules, cancellations or rescheduling of orders and potential delays in product shipments, the Company's backlog at any particular date is not representative of actual sales for any succeeding period.

COMPETITION

     The top ten competitors in the electronic manufacturing services ("EMS") market represented an aggregate annualized revenue of $17.5B in 1997 with projected growth in 1998 to exceed 20% (sources: Manufacturing Market Insider and Technology Forecasters, Inc., respectively). These global companies are primarily focused on services the needs of the very large international electronics companies that do not require chip-on-board thus MPI does not believe these large companies are direct competition. The Company strives to differentiate itself from other EMS competitors by focusing on flexibility and customer service based upon concurrent engineering to provide design expertise to meet physical size, thermal management, and solve performance issues that may be beyond the internal capabilities of the customer resources.

     In 1998, MPI's primary customer (Schlumberger) developed second sources for the products previously provided exclusively by MPI. As a result the Company faces intense competition for the Schlumberger business from Natel Engineering and VLSI Packaging. In response, the Company launched programs aimed at quality improvement, manufacturing cycle time reduction, and cost reduction and believes that it provides equal or superior services that should enable the Company remain as a qualified supplier to this key customer.

     Since the Company believes there is such a large market (estimated to be as large as $95B), there are a large number of companies that are potential competitors of the Company. These include Flextronics, AVEX, Maxtek,

Aeroflex, HEI, SCI, and others. There are also "off shore" competitors such as AMKOR in Korea and Tong Tshing in Taiwan. For any particular customer, small local companies offer potential competition. Halcyon, a very small privately held company, became a competitor as a second source in 1998. See "Management's Discussion and Analysis -- Future Operating Results -- Highly Competitive Industry; Significant Price Competition."

INTELLECTUAL PROPERTY RIGHTS

     The Company believes that the success of its business depends more on the technical competence, creativity and marketing abilities of its employees, rather than on patents, trademarks and other intellectual property rights. Nevertheless, the Company has a policy of seeking patents as appropriate on inventions resulting from its ongoing engineering and product development activities. In addition, the Company has acquired intellectual property rights through business acquisitions and technology licenses. The Company owns five United States patents. The Company has permitted two of these to lapse through non-payment of renewal fees. The other three expire beginning in February 2002 through July 2010. In addition, the Company owns three foreign patents, which expire beginning in May 1999 through March 2009, and eleven foreign patent applications are currently pending. The Company owns one registered United States trademark. The Company continuously seeks to protect its intellectual property through proper documentation and protective marketing of designs and concepts.

     The Company views trademarks as an element of a marketing strategy to increase awareness for the Company's services. The first marketing trademark adopted is "QuickTurn Turnkey Manufacturing" and "QTM". These are being used as unregistered trademarks at this time and therefore the Company does not have certain presumptive legal rights granted by a federal trademark registration. The Company will continue to seek opportunities to differentiate itself with the use of trademarks.

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

EMPLOYEES

     As of December 31, 1998, the Company had a total of 98 employees, including 71 engaged in manufacturing, 10 in engineering and product development, and 17 in sales, marketing and administration (including its executive officers). All of the Company's employees are located in the United States. None of the Company's employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The Company's executive officers and key employees, and their ages as of March 23, 1999, are:

Name                          Age   Position
----                          ---   --------
     Andrew K. Wrobel          47   Chairman of the Board, President and Chief Executive Officer
     Denis J. Trafecanty       56   Senior Vice President and Chief Financial Officer and Secretary
     Timothy R. Sullivan       42   Vice President and Controller
     Dudley E. Westlake        53   Vice President, Sales and Marketing
     Pete Hudson, Ph.D.        58   Vice President, Technology
     Craig Iwami               36   Director of Operations

     Andrew K. Wrobel, age 47, has served as the Chairman, President and Chief Executive Officer of the Company since January 1999. Prior to that, Mr. Wrobel was President, Chief Executive Officer and Director of the Company since October 1997. From 1988 to 1997, Mr. Wrobel served as Chairman, President and Chief Executive Officer of GIGATEK Memory Systems, Inc., a manufacturer of computer disk drives. Prior to 1988, Mr. Wrobel was Vice President of Technology for Carlisle Memory Products Group and Vice President of Engineering for Data Electronics, and held various management positions in Marketing and Engineering at Texas Instruments and BASF. Mr. Wrobel holds a Masters degree from the Massachusetts Institute of Technology.

     Denis J. Trafecanty, age 56, joined the Company in August 1996 as its Vice President and Chief Financial Officer and Secretary. In March 1997, he was promoted to Senior Vice President, Chief Financial Officer and Secretary. Prior to joining the Company, Mr. Trafecanty was the Vice President and Chief Financial Officer for Tandon Magnetics/Tandon USA, a manufacturer and distributor of personal computers and a distributor of computer hard disk drives, from September 1995 to August 1996. From December 1984 to August 1995, he was Vice President and Chief Financial Officer for Tandon Corporation (renamed TSL Holdings, Inc. in 1993), a manufacturer and distributor of personal computers and peripheral equipment. Mr. Trafecanty holds a B.A. degree in Accounting from Loyola-Marymount University.

     Timothy R. Sullivan, age 42, has served as Vice President and Controller of the Company since March 1997. Prior to joining the Company and since 1995, Mr. Sullivan was Chief Financial Officer of InteleTravel International, a wholesale provider of consumer travel-related products. From 1987 to 1995, Mr. Sullivan was Chief Financial Officer of Uni-Vite, Inc., a distributor of consumer products. Mr. Sullivan holds a B.S. degree in business administration from University of Southern California.

     Craig Iwami, age 36, joined the Company in May, 1998 as Manufacturing Engineering Manager. In September, 1998 he was promoted to Director of Operations. Prior to joining the Company, Mr. Iwami served as Department Manager at the Microelectronics Circuits Division of Raytheon Defense Systems, formerly known as Hughes Aircraft Company, from June, 1987 to May, 1998. Mr. Iwami received B.S. degree in engineering at California State University Long Beach.

     Pete H. Hudson, Ph.D., age 58, joined the Company in February, 1998 as Vice President of Technology. Prior to joining the Company, Dr. Hudson held various management positions in Manufacturing, Engineering and Assembly at Hughes Aircraft Corporation from June, 1984 to January, 1998. Dr. Hudson holds a Ph.D. in Electrical Engineering from Stanford University, B.S. and M.S. degrees in Electrical Engineering from University of Arizona.

     Dudley E. Westlake, age 53, joined the Company in April, 1998 as Vice President of Sales and Marketing. Prior to joining the company, Mr. Westlake was President and CEO of MSR Development Corporation since 1994. He previously served as Director of Marketing at Iomega Corporation from 1991 to 1994 and has prior sales and marketing experience with Rockwell International Semiconductor Division. Mr. Westlake holds an MBA and a B.S. in Engineering from California State Polytechnic University, Pomona, California.

ITEM 2. PROPERTIES

     The Company maintains its corporate headquarters in San Diego, California. This leased facility totals approximately 25,000 square feet and is used for corporate administration, design, engineering, manufacturing and sales operations. The lease on this facility expires in November 2002 and the Company has an option to renew for five years at the then fair market rent. The Company pays approximately $18,000 per month with respect to this facility.

ITEM 3. LEGAL PROCEEDINGS

     In May 1995, the United States Environmental Protection Agency ("EPA") issued written notice to all known generators of hazardous waste shipped to a Whittier, California treatment facility. The EPA notice indicated that these generators (including the Company) were potentially the responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). The notice requires all of the generators of this waste to take immediate actions to contain and prevent any further release of hazardous substances at the site. In response to the EPA notice, the Company and approximately 100 of the other named generators provided the necessary funding to effect the removal and destruction of the hazardous wastes stored at this site. At present, the Company believes its percentage of responsibility for this site is less than one half of one percent; and that percentage is expected to decrease substantially as additional generators are determined. In addition, the Company and such generators have provided certain funding to test the soil and groundwater at this site, which testing is currently ongoing. Although the cost incurred by the Company to date of removing and destroying the hazardous waste stored at this facility was not significant, this effort does not address the cleanup of potential soil and/or ground-water contamination present at this site. There can be no assurance, therefore, that the costs and expenses associated with this action will not increase in the future to a level that would have a material adverse effect upon the Company's business, financial condition, results of operations or cash flows.

     The Company also previously shipped small quantities of hazardous waste for recycling to a San Diego hazardous waste treatment facility operated by a third party operator ("Operator"). The owner of the facility and the State of California have filed suits against the Operator and two of its officers and the owner of the facility has obtained a mandatory injunction to compel the removal of hazardous waste on site. If the Operator does not comply, it is possible that the property owner or a government agency could also sue or bring enforcement proceedings against approximately 100 hazardous waste generators, including the Company, that shipped such wastes to the facility to pay for the removal and to participate in site cleanup if any contamination is discovered. Based on its limited investigation to date, the Company is unable to determine whether this matter, if resolved adversely to the Company, would have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. However, the Company has received no further communication regarding this site since 1994.

     The possibility exists that the Asian creditors (See "License and Other Significant Agreements") may file or threaten lawsuits against MPI and its subsidiaries for the respective various defaults and violations of certain agreements including debt obligations entered into by MPI and its various subsidiaries. If such creditors choose to enforce their claims and are successful in doing so, the Company may be forced to seek protection under Chapter 7 or 11 of Title 11 the United States Code.

     The Company's MPM and MPS subsidiaries are currently in receivership and liquidation in Singapore. The Company's MPC subsidiary is also currently in liquidation in Singapore.

     Two of the Company's former directors, Lewis Solomon and Gary Stein ("Plaintiffs"), have filed a lawsuit on December 18, 1998 in the state of New York against the Company and its major customer, Schlumberger. This filing was made one day after Gary Stein resigned from the Company's Board of Directors. Lewis Solomon previously resigned in August 1998 from the Company's Board of Directors. In the complaint, Plaintiffs have charged that the Company failed to pay them for alleged consulting services, expense reimbursements and other forms of compensation aggregating $101,250. Further, Plaintiffs allege that they were wrongfully terminated, thereby preventing them from exercising stock options, and that the Company interfered with the Plaintiffs prospective economic relationships and business advantages as consultants and directors of public corporations. The total of other alleged damages claimed by Plaintiffs are $5.5 million plus additional damages to be determined at trial. The Company believes that the Plaintiffs' claims are without merit and will vigorously oppose these allegations. In addition, the Company has made substantial counterclaims against Plaintiffs for damages of $829,020, attorneys fees and additional damages to be proven at trial. In the counterclaim, the Company alleged that Mr. Solomon and Mr. Stein, as directors, voted to approve an agreement between themselves and the Company which would compensate them as consultants in addition to director fees that Mr. Solomon and Mr. Stein were then being paid, which agreement was not approved by a majority of disinterested directors in accordance with California Corporations Code 310(a). In addition, the counterclaim alleges Mr. Solomon and Mr. Stein voted themselves various options in violation of the same Code, and that the agreement was not signed by a Company officer with requisite authority to approve such an agreement. And finally,the counterclaim alleges that in approving the agreement, Mr. Solomon and Mr. Stein breached their fiduciary duties and they did not provide any services of material benefit to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     None.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Company's Common Stock was traded on the Nasdaq National Market under the symbol MPIX from April 21, 1994 until March 12, 1997. On March 13, 1997, the Company was delisted from the Nasdaq National Market; subsequently, the Company's Common Stock has been quoted on the OTC Bulletin Board. The following table sets forth the range of high and low per share bid information, as reported on the Nasdaq National Market (through March 12, 1997) and the OTC Bulletin Board (from March 12, 1997) for each quarter for the last two years through December 31, 1998. These over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may necessarily represent actual transactions. On March 24, 1999, the average of the highest and lowest trading price per share was $0.33. On March 24, 1999, the Company had 138 holders of record of its Common Stock and 10,856,890 shares outstanding.

          QUARTER ENDED             HIGH       LOW
          -------------             ----       ---
          March 31, 1997           $1.250     $0.280
          June 30, 1997            $0.406     $0.156
          September 30, 1997       $0.500     $0.156
          December 31, 1997        $0.820     $0.360
          March 31, 1998           $0.730     $0.520
          June 30, 1998            $0.930     $0.370
          September 30, 1998       $0.480     $0.140
          December 31, 1998        $0.350     $0.110


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

     In connection with the Company's efforts to restructure its debt obligations in 1998, warrants to purchase 500,000 shares of the Company's Common Stock at an exercise price of $1.00 per share were issued to Transpac, and warrants to purchase 200,000 shares of the Company's Common Stock at an exercise price of $1.00 per share were issued to STMicroelectronics. The Company relied upon the exemption provided by Section 4(2) of the Securities Act for the issuance of these warrants.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                FISCAL YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------------------
                                                    1998         1997          1996        1995       1994
                                                   -------     --------     ---------   --------     -------
                                                         (In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net sales (4)....................................  $19,271     $ 28,522     $  19,044   $ 15,181     $10,445
Cost of goods sold...............................   14,714       23,352        15,774     11,980       9,512
                                                   -------     --------     ---------   --------     -------
Gross profit.....................................    4,557        5,170         3,270      3,201         933
Selling, general and administrative..............    2,915        4,204         4,353      4,524       3,042
Engineering and product development..............    1,060          760           666        565         406
                                                   -------     --------     ---------   --------     -------
Income (loss) from operations....................      582          206        (1,749)    (1,888)     (2,515)
Other income (expense):
   Interest expense..............................      (18)         (37)         (787)       (69)        (90)
   Royalty revenue...............................                    --            --         --         153
   Other income..................................      179          120            10         66         235
                                                   -------     --------     ---------   --------     -------
Income (loss) from continuing operations
before income taxes..............................      743          289        (2,526)    (1,891)     (2,217)
Provision for income taxes                              18           --            --         --          --
Discontinued operations..........................    3,961      (11,785)      (39,316)       505        (722)
Net income (loss) (1)(3).........................  $ 4,686     $(11,496)    $ (41,842)  $ (1,386)     (2,939)
                                                   =======     ========     =========   ========     =======
Net income (loss) per common share:(2)
   Historical....................................  $  0.07        $0.03     $   (0.46)  $  (0.41)         --
   Pro forma before change in accounting                                           --
   principle (unaudited).........................       --           --                       --       (0.53)
   Discontinued operations.......................     0.36        (1.14)        (7.22)      0.11       (0.17)
                                                   -------     --------     ---------   --------     -------
   Net profit (loss).............................  $  0.43     $  (1.11)    $   (7.68)  $  (0.30)    $ (0.70)
                                                   =======     ========     =========   ========     =======
Shares used in pro forma per share calculation...   10,818       10,361         5,445      4,660       4,174
                                                   =======     ========     =========   ========     =======



                                                                   FISCAL YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------------
                                                     1998          1997         1996       1995         1994
                                                   ---------    ---------    ----------  ---------    ---------
                                                                          (In thousands)
Consolidated Balance Sheet Data:
Working capital (deficiency).....................  $(27,120)    $ (41,657)   $ (30,015)  $ (4,883)    $    (368)
Total assets.....................................     6,885         9,911       24,894     42,427        27,635
Current liabilities..............................    32,028        50,074       50,726     25,438        16,603
Long-term debt, less current portion.............        49            69        4,782      9,573         2,230
Accumulated deficit                                 (65,335)      (80,248)     (68,752)   (26,910)      (25,524)
Total shareholders' equity (deficit).............   (25,192)      (40,232)     (30,614)     7,416         8,802

_________
(1) See discussion of effects of income taxes in Note 9 to Notes to Consolidated Financial Statements.

(2) Historical net income (loss) per share has been omitted for 1994 since it is not considered meaningful due to the automatic conversion of all of the Company's outstanding shares of Preferred Stock into shares of Common Stock upon the closing of the Company's initial public offering in April 1994. The calculation of the number of shares used in computing pro forma net income per share in 1994 includes the effect of the conversion of all Series A and B Preferred Stock into 1,774,808 shares of Common Stock upon the closing of the Company's initial public offering as if such Preferred Stock had been converted into Common Stock on January 1, 1994.

(3) See discussion of discontinued operations in Notes 14 and 15 to Notes to Consolidated Financial Statements.

(4) 1998 net sales were higher when compared to a pro forma net sales for 1997. See Note 5 of Notes to Consolidated Financial Statements for a proper comparison of net sales for the years 1995 through 1998.

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

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statements of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                                                     YEAR ENDED DECEMBER 31,
                                                    1998      1997      1996
                                                   ------    ------    -------
Net sales........................................  100.0%    100.0%     100.0%
Cost of goods sold...............................   76.4      81.9       82.8
Gross profit.....................................   23.6      18.1       17.2
Selling, general and administrative..............   15.1      14.7       22.9
Engineering and product development..............    5.5       2.7        3.5
Income (loss) from operations....................    3.0       0.7       (9.2)
Other income (expense):
  Interest expense...............................   (0.1)     (0.1)      (4.1)
  Other income...................................    0.9       0.4        0.0
Income (loss) from continuing operations.........    3.8       1.0      (13.3)
  Income (loss) from discontinued operations.....   20.5     (41.3)    (206.4)
Net income (loss)................................   24.3     (40.3)    (219.7)


YEARS ENDED 1998, 1997 AND 1996

     Net sales. For the year ended December 31, 1998 ("1998"), net sales were $19,271,000, representing a decrease of $9,251,000 or 32% from net sales of $28,522,000 for the year ended December 31, 1997 ("1997"). Sales for 1997 increased by 50% from $19,044,000 for the year ended December 31, 1996 ("1996"). The Company's CTM subsidiary has purchased certain chips ("die") used in the assembly of multichip modules sold to the Company's principal customer from that same customer (see Note 5 of Notes to Consolidated Financial Statements). Effective July 25, 1997, this customer notified the Company that it will no longer sell die to the Company and instead is providing the die on consignment. This change has resulted in a reduction in selling prices for products sold to this customer. After removing the effect of the change to consignment basis, revenues on a comparative basis increased from $17,896,000 for 1997, an increase of $1,375,000 or 7%. This increase is the result of increased unit sales to the Company's principal customer offset by decreased average selling price per unit. The average unit selling price of sales to the Company's principal customer decreased by 26% from 1997 to 1998 due to product mix changes and downward competitive pressure on selling prices.

     The increase in net sales from 1996 to 1997 is primarily due to increased unit sales to the Company's principal customer, partially offset by lower average selling prices, a reduction of revenue of $2,100,000 from the closure of the Company's former MPA subsidiary, as well as the reduction of $1,694,000 in revenues derived under an equipment and technology transfer agreement.

     Net sales to the Company's principal customer comprised 87%, 89% and 76% of net revenues for 1998, 1997 and 1996.

     Cost of goods sold. For 1998, cost of goods sold were $14,714,000, representing a decrease of $8,638,000 or 37% from cost of goods sold for 1997. Cost of goods sold for 1997 increased by $7,578,000 or 48% over cost of goods sold for 1996. The decrease in cost of goods sold for 1998 over 1997 is the result of a decrease in the average per unit cost of units sold to the Company's principal customer. The decrease in average per unit cost resulted from CTM's principal customer deciding, effective July 25, 1997, to provide certain die on consignment, rather than selling them to the Company (see Note 5 to the Consolidated Financial Statements). This change in the provision of die to the Company has resulted in a decrease of approximately one half as compared to the previous cost of such unit before the change to consignment. If the cost of die were to be excluded from cost of goods sold for 1997, then cost of goods sold for 1998 on a comparative basis increased by $2,304,000 from $12,410,000 for 1997. While costs to manufacture declined somewhat in 1998 due to lower material costs and shorter process manufacturing times, selling prices to the Company's principal customer were lowered more than this decline in costs. This lowering of average selling prices had the effect of therefore increasing the cost of sales percentage to a percentage higher in 1998 than in 1997. This increase in percentage cost of goods sold was partially mitigated by increased activities which utilize little direct material in the manufacture of the particular product.

     The increase in cost of goods sold for 1997 as compared to 1996 is the result of an increase of $10,136,000 for cost of multi-chip module products sold at CTM, comprised primarily of increased unit sales to the Company's principal customer. This was offset by a reduction at MPA due to the sale and closure of the MPA operation in September 1996. Additionally, cost of goods sold for "other sales" decreased by $1,480,000 from 1996 to 1997 due to the completion in 1997 of an equipment and technology transfer agreement.

     Gross profit. Gross profit for 1998 was $4,557,000, a decrease of $613,000 or 12% from 1997. Gross profit for 1997 increased by $1,900,000 or 58% over gross profit of $3,270,000 in 1996. Gross profit for 1998 represents 24% of net sales, as compared to 18% for 1997 and 17% for 1996. If the effect of the change to customer-supplied material as described above in Net Sales had been made effective as of the beginning of each year and the sales to, and attendant cost of, the customer-supplied material was eliminated from the period, then gross profit as a percentage of sales would have been 29% in 1997 and 30% in 1996. Upon comparing 1997 gross profit as a percentage of sales without customer-supplied material, to 1998 gross profit, the decrease is primarily the result of lower average selling prices per unit of sales to the Company's principal customer. This was partially offset by decreases in costs of material and shorter process manufacturing times.

     The increase in gross profit for 1997 as compared to 1996 is principally the result of the increase in the Company's sales for that same period. The increase in gross profit when expressed as a percentage of sales for 1997 as compared to 1996 is primarily due to the efficiencies of higher sales volumes and improved overhead absorption at CTM as well as differing product mix.

     Selling, General and Administrative. Selling, general and administrative expenses were $2,915,000 for 1998, a decrease of $1,289,000 or 31% as compared to 1997. Selling, general administrative expenses were $4,204,000 for 1997, a decrease of $149,000 or 3% as compared to 1996. The decreases in expenses for both years are primarily the result of the Company's reduction of the additional legal and consulting fees which had been incurred in connection with the restructuring of the Company's U.S. operations and the winding up of its Singapore operations.

     Engineering and Product Development. Engineering and product development expenses were $1,060,000 for 1998, an increase of $300,000 or 40% as compared to 1997. Engineering and product development expenses were $760,000 in 1997, an increase of $94,000 or 14% as compared to 1996. The increases for both years result primarily from the increase in the engineering staff employed by the Company, which is part of the Company's commitment to improvement in quality and processes in its manufacturing facility.

     Interest expense. Interest expense totaled $18,000 for 1998, a decrease of $19,000 or 51% from 1997. Interest expense was $37,000 for 1997, a decrease of $750,000 or 95% from 1996. Interest expense for 1997 and 1996 included interest on the $2.8 million of convertible debentures issued by the Company in October 1996. These debentures were converted into common shares of the Company by the end of February 1997, thus no such interest was incurred in 1998 and only incurred for two months of 1997. Interest on customer loans that are related to the discontinued operations in Singapore have been included in the Discontinued Operations section of the Consolidated Statements of Operations.

     Other income. Other income was $179,000 for 1998, an increase of $59,000 or 49% from 1997. Other income was $120,000 in 1997, an increase of $110,000 or 111% as compared to 1996. Other income for 1998 and 1997 consists primarily of the settlement of a note receivable which had been previously written-off.

     Effects of income taxes. The Company believes that it has sufficient losses to offset any taxable income that was generated during 1998. However, the Company's use of these losses may result in alternative minimum taxes for Federal income tax purposes. As a result, the Company has recorded a small provision for income taxes for 1998. During 1997, taxable income at the Company's domestic and foreign operations was offset by the utilization of net operating loss and other carryforwards. During 1996, the Company's operations generating operating losses for both financial reporting and income tax purposes and no tax was due.

     The Company believes that it has incurred an ownership change pursuant to
Section 382 of the Internal Revenue Code, and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations.

     Discontinued operations. The net operating results of the activities of MPM, MPS, MPC and Furnace Tech ("FT") for 1997 and 1996 have been included as income or loss from discontinued operations on the Consolidated Statements of Operations. Amounts recorded as estimated losses on disposal of assets of the discontinued operations reflect management's best estimates of the amounts expected to be realized on the sale of the assets associated with these discontinued operations and the expenses to be incurred through the disposal date. Such expenses include $3.5 million of interest expense relating to the indebtedness of the discontinued operations through the expected completion of the liquidation process for those debts guaranteed by MPI, which was anticipated to be December 31, 1998. Such interest expense was recorded as of June 30, 1997. Since such indebtedness has not been repaid or restructured by the beginning of the first quarter of 1999, the Company will again begin recording interest expense on that outstanding indebtedness. Interest of approximately $563,000 would be accrued beginning in the first quarter of 1999 and would continue until the indebtedness is repaid or restructured.

     Beginning in 1998, the Company has discontinued the consolidation of the assets and liabilities of MPM, MPS, MPC and FT. Those liabilities and accrued interest guaranteed by MPI have continued to be included in the Consolidated Balance Sheets of the Company. The effect of the deconsolidation of these entities was to reduce current liabilities and improve shareholders' deficit by $10.2 million as of June 30, 1998.

     During 1998, the High Court of the Republic of Singapore ordered the Winding up of MPM Singapore Pte. Ltd. ("MPM"), a wholly owned subsidiary of the Company. As a result of this decision, MPM cannot continue as an operating business, and it cannot be allowed to dispose of its assets or incur further liabilities. In addition, the Company does not have any control over the management of MPM. This function is undertaken by the Receiver and Manager appointed by DBS Bank.

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

     Due to the circumstances as described in the previous two paragraphs, management, effective for 1998, will not consolidate MPS and MPM, into the consolidated financial statements for MPI and subsidiaries. For MPM, the decision was based upon the Singapore High Court's decision to Wind Up this company. For MPS, the Singapore High Court had already ordered the Winding Up in September 1997, however, due to the material amount of assets remaining to be liquidated and also due to requests made by MPS' Receiver and Manager for the Company to assist them in the realization and disposal of MPS' remaining assets, Management elected to consolidate until there was a clearer determination of the control of the subsidiary and realization of its assets. In November 1998, Management was informed of the sale of the two buildings owned by MPS. In addition, it became more evident during 1998 that any remaining realization of accounts receivable on the books of MPS was highly questionable. Accordingly the decision was made to not consolidate MPM and MPS.

LIQUIDITY AND CAPITAL RESOURCES

     During 1998 and 1997, the Company financed its operations from operating cash flow. In 1996, the Company financed its operations through a combination of bank and other borrowings, equipment lease financings and certain other debt and equity financings. During 1998, operating activities of continuing operations provided $304,000. Investing activities, consisting principally of sales of assets of discontinued operations, provided $2,201,000, and financing activities used $3,321,000 during 1998. At December 31, 1998, the Company had a working capital deficiency of $27,120,000 and an accumulated deficit of $65,335,000. The Company had outstanding at December 31, 1998 approximately $27,055,000 of debt from its discontinued operations, which debt has been guaranteed by MPI, the parent company, and this debt is in default and due on demand.

     During 1998, the Company had no significant additions of liquidity from outside the Company. During 1996, the Company completed two financings. The Company completed in March 1996 an equity financing of $2,000,000 with Transpac and also issued to Transpac $9,000,000 of convertible debentures. The Company completed in October 1996 an additional $2,800,000 financing by issuing a series of convertible debentures to various investors. The Company's sole source of liquidity at December 31, 1998 consisted of $469,000 of cash from operations. The Company has no borrowing arrangements available to it.

     The Company is currently in default on substantially all of its debt obligations which are classified as "discontinued operations" in the Consolidated Balance Sheet. It is currently attempting to convert these debt obligations into the Company's equity. There can be no assurance that the Company will be successful in converting these debt obligations to equity or, if converted, that the conversion will be on favorable terms and conditions.

     In connection with the Company's subsidiaries in Singapore, which ceased operations in 1997, the Company fully guaranteed the debt obligations listed below. These obligations are classified as "Discontinued Operations" in the accompanying financial statements for MPI and its consolidated subsidiaries.

     During 1998, the Company signed agreements with each of these creditors, which called for settlement payments of approximately $9.3 million to satisfy all debt obligations if the amount is paid by May 1, 1999. Because the Company has not been able to obtain funding to satisfy the settlement payment obligations which are all due on May 1, 1999, the Company renegotiated the terms and has recently entered into non-binding letter agreements with all eight creditors which call for the conversion of all debt and accrued interest obligations into shares of the Company's Series A Preferred Stock, each share of which is convertible into two shares of MPI Common Stock. For the aggregate debt of $27,055,000, which is all the Discontinued Operations debt, the Company has agreed to convert this debt into shares of Series A Preferred Stock which is immediately convertible into shares of MPI Common Stock.

     This debt conversion into equity is subject to the completion of definitive agreements for all eight creditors and the approval of the debt conversion to equity by a majority of the Company's shareholders.

     The Series A Preferred Stock contemplated to be used by the Company in connection with this debt-for-equity exchange will be convertible immediately into MPI Common Stock. Other proposed features will be a 3.5% per annum cumulative dividend rate, senior privileges over Common Stock, liquidation preferences, registration rights and protective provisions.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations Future Operating Results Future Capital Needs; Need for Additional Financing Repayment of Debt Obligations by MPM and MPS Adverse Impact of MPM and MPS Liquidations on MPI High Leverage Status as a Going Concern."

     At December 31, 1998, the Company's subsidiaries' MPM and MPS had outstanding borrowings due to DBS totaling $1,364,000. The amount outstanding is the remaining balance of various borrowings made by MPM and MPS under lines of credit, overdraft facilities, and an accounts receivable financing line of credit. This balance remains after the liquidation of assets of MPM and MPS by the receivers and the application to these debts of the resulting proceeds from those assets of those entities. All assets of MPM and substantially all assets of MPS have been liquidated by the receivers of MPM and MPS. The receiver for MPS is attempting to collect approximately $2,400,000 payable by a former customer of MPS. The amount has been unpaid since June 1997 and has been fully reserved for by MPS. If the receiver is successful in collecting all or a portion of this receivable, the proceeds will be used to retire these borrowings. These amounts are currently in default, payable upon demand, and bear interest at the bank's prime rate plus 5%, which is equal to the rate of XXXX% as of December 31, 1998. All of these amounts are secured by the remaining assets of MPM and MPS and are guaranteed by MPI.

     At December 31, 1997, the Company's subsidiary MPM had borrowings of $9,000,000 under the Transpac debentures (see Note 6 to Consolidated Financial Statements). The debentures bear interest at the rate of 8.5%. As of December 31, 1998, approximately $2,165,000 of accrued interest was due and payable under the Transpac debentures. The debenture has been fully guaranteed by MPI. The debentures are currently in default and payable upon demand.

     At December 31, 1998, the Company had outstanding a term note due to NS Electronics, a former customer of MPS, a discontinued Singapore operation. The note bears interest at 18% per annum. The balance due under the note is $1,250,000 and approximately $399,000 of accrued interest was also due and payable as of December 31, 1998. The note has been fully guaranteed by MPI and is secured by certain assets of the Company. The note is currently in default and payable upon demand.

     At December 31, 1998, the Company's subsidiary MPS had outstanding a term note due to TI, a former customer of MPS. The note bears interest at the rate of 3.5% per annum. The balance due under the note is $3,521,000 and approximately $195,000 of accrued interest was due and payable as of December 31, 1998. The note has been fully guaranteed by MPI. The note is currently in default and payable upon demand.

     At December 31, 1998, the Company's subsidiary MPS had outstanding a term note due to STMicroelectronics (formerly SGS-Thomson Microelectronics), a former customer of MPS. The note bears interest at the rate of 7.25% per annum. The balance due under the note is $4,000,000 and approximately $703,000 of accrued interest was due and payable as of December 31, 1998. The note has been fully guaranteed by MPI and is secured by certain assets of the Company. The note is currently in default and payable upon demand.

     At December 31, 1998, the Company's subsidiary MPS had outstanding a term note due to Motorola, a former customer of MPS. The note bears interest at approximately 7% per annum. The balance due under the note is $2,208,000 and approximately $164,000 of accrued interest was due and payable as of December 31, 1998. The note has been guaranteed by MPI and is secured by certain assets of the Company as well as all shares of CTM and MPA. The note is currently in default and payable upon demand.

     At December 31, 1997, the Company's subsidiary MPS had outstanding an amount due to Samsung Corning. Samsung Corning had guaranteed a $1,000,000 loan from DBS to MPS. The remaining balance due to DBS under the loan, approximately $583,000, was paid by Samsung Corning to DBS in December 1997. The Company has accordingly recorded the $583,000 as a liability to Samsung Corning, as well as $101,000 of accrued and unpaid interest as of December 31, 1998.

     At December 31, 1998, the Company had outstanding a deficiency balance from capital leases due to ORIX Leasing totaling $1,610,000. The amount outstanding is the remaining balance of various lease borrowings made by MPM and MPS. This balance remains after the liquidation of the leased assets of MPM by ORIX Leasing and the application to these leases of the resulting proceeds from those assets of those entities. The remaining amount outstanding is represented by a note issued by MPI at an interest rate of 7.25%. The note is currently in default and is payable upon demand.

     The Company also has various capitalized leases for equipment utilized in the US operations, with a total balance of approximately $69,000 at December 31, 1998. These lease obligations are being serviced currently by CTM.

     The Company's inventories declined by $1,157,000 or 27% at 1998 as compared to 1997. This decline is due to the lower sales volume in 1998 as compared to 1997, and the corresponding lower need to have inventory on hand to support sales volume. Accounts payable also declined, by $3,405,000 or 45% as compared to 1997, again due to lower sales volume.

     The Company previously purchased raw materials from its principal customer, Schlumberger. As of July 25, 1997, the material was supplied by the customer on consignment. As of December 31, 1998, the Company owes to that customer approximately $2,900,000 from purchases previously made before the change to consignment. The Company is making periodic payments to Schlumberger under an informal repayment plan.

FUTURE OPERATIONS

     Status as a Going Concern. The Company's independent certified public accountants have included an explanatory paragraph in their audit report with respect to the Company's 1998, 1997, 1996 and 1995 consolidated financial statements related to a substantial doubt with respect to the Company's ability
to continue as a going concern.   Absent outside debt or equity financing, and
excluding significant expenditures required for the Company's major projects and assuming the Company is successful in restructuring its debt, the Company currently anticipates that cash on hand and anticipated cash flow from operations may be adequate to fund its operations in the ordinary course throughout 1999. Any significant increase in planned capital expenditures or other costs or any decrease in or elimination of anticipated sources of revenue or the inability of the Company to restructure its debt could cause the Company to restrict its business and product development efforts. There can be no assurance that the Company will be successful in restructuring its debt on acceptable terms, or at all. If adequate revenues are not available, the Company will be unable to execute its business development efforts and may be unable to continue as a going concern. There can be no assurance that the Company's future consolidated financial statements will not include another going concern explanatory paragraph if the Company is unable to restructure its debt and maintain profitability. The factors leading to and the existence of the explanatory paragraph will have a material adverse effect on the Company's ability to obtain additional financing. See "Future Capital Needs; Need for Additional Financing -- Liquidity and Capital Resources -- Consolidated Financial Statements."

     Risk of Bankruptcy. If the Company is not able to restructure its debt to the eight creditors referenced above, the Company will need to be reorganized under Chapter 11 of Title 11 of the United States Code or liquidated under Chapter 7 of Title 11 of the United States Code. There can be no assurance that if the Company decides to reorganize under the applicable laws of the United States that such reorganizational efforts would be successful or that shareholders would receive any distribution on account of their ownership of shares of the Company's stock. Similarly, there can be no assurances that if the Company decides to liquidate under the applicable laws of the United States that such liquidation would result in the shareholders receiving any distribution on account of their ownership of shares of the Company's stock. In fact, if the Company were to be reorganized or liquidated under the applicable laws of the United States, the bankruptcy laws would require (with limited exceptions) that the creditors of the Company be paid before any distribution is made to the shareholders.

     Future Capital Needs; Need for Additional Financing. The Company's future capital requirements will depend upon many factors, including the extent and timing of acceptance of the Company's products in the market, requirements to restructure and retire its substantial debt, requirements to construct, transition and maintain existing or new manufacturing facilities, commitments to third parties to develop, manufacture, license and sell products, the progress of the Company's research and development efforts, the Company's operating results and the status of competitive products. If the Company is successful in restructuring its debt obligations, absent debt or equity financing and excluding significant expenditures required for the Company's major projects, the Company anticipates that cash on hand and anticipated cash flow from operations may be adequate to fund its operations through 1999. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations. In addition, the Company may require substantial additional financing to fund its operations in the ordinary course, particularly if the Company is unable to restructure its debt obligations. Furthermore, the Company may require additional financing to fund the acquisition of selected assets needed in its production facilities. There can be no assurance that the Company will be able to obtain such additional financing on terms acceptable to the Company, or at all.

     The Company is in breach of substantially all of its debt obligations and is in default under each of such agreements. If the Company cannot reach an agreement with its creditors to repay its obligations, the Company will not be able to continue as a going concern. The Company's high level of outstanding indebtedness and the numerous restrictive covenants set forth in the agreements covering this indebtedness and its default position prohibit the Company from obtaining additional bank lines of credit and from raising funds through the issuance of debt or other securities without the prior consent of DBS and Transpac. The Company is currently in default on its guarantee and loan obligations to DBS as a result of the Company's liquidation of the assets of MPM and MPS. These liquidations have also resulted in the Company's default under a number of other agreements, and certain creditors have informed the Company they intend to accelerate outstanding payments due to them under various credit agreements because of such defaults. There can be no assurance that other creditors of the Company will not also choose to accelerate the Company's debt obligations and the Company will not able to repay such accelerated obligations as they become due and immediately payable. If either a sufficient number of creditors or any of the substantial creditors choose to accelerate payments or to place MPI or one or more of its subsidiaries under judicial reorganization, the Company may be forced to seek protection under Chapter 11 of Title 11 of the United States Code. If the Company were to seek additional financing, such additional financing may not be available to the Company on acceptable terms, or at all. If additional funds are raised by issuing equity or convertible securities, further dilution to the existing shareholders will result. Since adequate funds are not currently available, the Company has been required to delay, scale back or eliminate programs which could continue to have a material adverse effect on the Company's business, prospects, financial condition and results of operations. In addition, the Company has been forced to delay, downsize or eliminate other research and development, manufacturing, construction or transitioning programs or alliances or obtain funds through arrangements with third parties pursuant to which the Company has been forced to relinquish rights to certain of its technologies or to other assets that the Company would not otherwise relinquish. The delay, scaling back or elimination of any such programs or the relinquishment of any such rights could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. See "Status as a Going Concern", "Future Capital Needs; Need for Additional Financing" and "Liquidity and Capital Resources".

     Future Operating Results. The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future depending upon a variety of factors, including corporate and debt restructurings, creditor relationships, conversions of significant amounts of debt into a significant amount of equity, downward pressure in gross margins, losses due to low shipping volume, delayed market acceptance, if any, of new and enhanced versions of the Company's products, delays, cancellations or reschedulings of orders, delays in product development, defects in products, integration of acquired businesses, political and economic instability, natural disasters, outbreaks of hostilities, variations in manufacturing yields, changes in manufacturing capacity and variations in the utilization of such capacity, changes in the length of the design-to-production cycle, relationships with and conditions of customers, subcontractors, and suppliers, receipt of raw materials, including consigned materials, customer concentration, price competition, cyclicality in the semiconductor industry and conditions in the personal computer industries. In addition, operating results will fluctuate significantly based upon several other factors, including the Company's ability to retain present management and to attract new customers, changes in pricing by the Company, its competitors, subcontractors, customers or suppliers, and fluctuations in manufacturing yields. The absence of significant backlog for an extended period of time will also limit the Company's ability to plan production and inventory levels, which could lead to substantial fluctuations in operating results. Accordingly, the failure to receive anticipated orders or delays in shipments due, for example, to unanticipated shipment reschedulings or defects or to cancellations by customers, or to unexpected manufacturing problems may cause net sales in a particular quarter to fall significantly below the Company's expectations, which would materially adversely affect the Company's operating results for such quarter. The impact of these and other factors on the Company's net sales and operating results in any future period cannot be forecasted with certainty. In addition, the significant fixed overhead costs at the Company's facilities, the need for continued expenditures for research and development, capital equipment and other commitments of the Company, among other factors, will make it difficult for the Company to reduce its expenses in a particular period if the Company's sales goals for such period are not met. A large portion of the Company's operating expenses are fixed and are difficult to reduce or modify should revenues not meet the Company's expectations, thus magnifying the material adverse impact of any such revenue shortfall. Accordingly, there can be no assurance that the Company will not incur losses in the future or that such losses will not have a material adverse effect on the Company's business, financial condition and results of operations.

     Repayment of Debt Obligations by MPM and MPS. As of December 31, 1998, MPM and MPS had combined outstanding borrowings of approximately $27,000,000. Most of the assets of MPM and MPS have been liquidated by receivers appointed by DBS. The Company currently anticipates that the remaining proceeds from the liquidation of assets will be insufficient to fully repay its outstanding debt. Since the borrowings have been guaranteed by MPI, the Company is currently attempting to negotiate a conversion of the remaining indebtedness to MPI equity. The failure of the Company to complete this conversion on favorable terms would materially adversely affect the Company's financial condition and the ability of the Company to continue as a going concern.

     Certain Secured Obligations of MPS. In connection with an MPS borrowing from Citibank N.A., Motorola guaranteed (and subsequently satisfied MPS' obligation) of $2.2 million in borrowings from Citibank N.A. Under the terms of the agreement relating to Motorola's guarantee, MPI granted Motorola a security interest in all of the issued and outstanding capital stock of MPS, CTM and MPA. While in default, Motorola may have the right to vote and give consents with respect to all of the issued and outstanding capital of MPS, CTM and MPA . As a result, during the continuation of any such event of default, MPI may be unable to control at the shareholder level the direction of the subsidiaries that generate substantially all of the Company's revenues and hold substantially all of the Company's assets. Any such loss of control would have a material adverse effect on the Company's business, prospects, financial condition, results of operations and status as an ongoing concern and could force the Company to seek protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code or similar bankruptcy laws of Singapore. The other Asian debt agreements contain numerous restrictions and events of default that have been triggered by the aforementioned actions and would, if they became effective and operative, materially adversely affect the Company's business, prospects, results of operations, condition and status as an ongoing concern and could force the Company to seek protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code or similar bankruptcy laws of Singapore.

     In January 1999, the Company and Motorola signed a non-binding letter agreement which calls for the conversion of all the Company's obligations into MPI's equity subject to certain conditions. See "License and Other Significant Agreements." There can be no assurance that the Company will be successful in its efforts to reduce this non-binding agreement reached with Motorola to a binding written agreement.

     High Leverage. The Company is highly leveraged and has substantial debt service requirements. The Company has $32,077,000 in liabilities as of December 31, 1998. On December 31, 1998, the Company had a total shareholders' deficit of approximately $25,192,000. Based on current operations, the Company cannot service the existing debt. The Company's ability to meet its debt service requirements will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operation of the Company, many of which are beyond its control and on the willingness of the Company's creditors to participate in restructuring the Company's debt to MPI equity. There can be no assurance that the Company will be able to meet the capital requirements described above or, if the Company is able to meet such requirements, that the terms available will be favorable to the Company. See "Liquidity and Capital Resources".

     Highly Competitive Industry; Significant Price Competition. The electronic interconnection technology industry is intensely competitive. The Company experiences intense competition worldwide from a number of manufacturers, including Maxtek Components Corporation, Natel Engineering, VLSI Packaging, Raytheon Electronic Systems, Hewlett-Packard Company, Advanced Packaging Technology of America and MicroModule Systems, all of which have substantially greater financial resources and production, marketing and other capabilities than the Company with which to develop, manufacture, market and sell their products. The Company faces competition from certain of its customers that have the internal capability to produce products competitive with the Company's products and may face competition from new market entrants in the future. In addition, corporations with which the Company has agreements are conducting independent research and development efforts in areas which are or may be competitive with the Company. The Company expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's existing products which could materially adversely affect the Company's business, financial condition and results of operations. The Company is also experiencing significant price competition, which may materially adversely affect the Company's business, financial condition and results of operations. The Company believes that to remain competitive in the future it will need to continue to develop new products and to invest significant financial resources in new product development. There can be no assurance that such new products will be developed or that sales of such new products will be achieved. There can be no assurance that the Company will be able to compete successfully in the future.

     Reliance on Schlumberger. Sales to one customer, Schlumberger, accounted for 87% of the Company's net sales in 1998 and is expected to continue to account for a significant part of the Company's net sales. Under the agreement between Schlumberger and the Company entered into in January 1998, the Company is obligated to provide Schlumberger with its requirements for MCM product. Given the Company's anticipated continued reliance on its MCM business as a percentage of overall net sales, the failure to meet Schlumberger's requirements will materially adversely affect the Company's ability to continue as an ongoing concern. In addition, under the terms of the agreement, Schlumberger is entitled to request repricing of the Company's products. Schlumberger has requested repricing on several occasions in the past. Such repricing in the future may result in the Company being unable to produce the products made for Schlumberger with an adequate operating profit, and the Company may be unable to compete with the prices of other vendors who supply the same or similar products to Schlumberger. The failure to satisfy the terms of the agreement, or the failure of the Company to achieve an operating profit under the contract, would have a material adverse impact on the Company's business, financial condition, and results of operation.

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

     Dependence on Semiconductor and Personal Computer Industries. The financial performance of the Company is dependent in large part upon the current and anticipated market demand for semiconductors and products such as personal computers that incorporate semiconductors. The semiconductor industry is highly cyclical and historically has experienced recurring periods of oversupply The Company believes that the markets for new generations of semiconductors will also be subject to similar fluctuations. The semiconductor industry is currently experiencing rapid growth. A reduced rate of growth in the demand for semiconductor component parts due, for example, to competitive factors, technological change or otherwise, may materially adversely affect the markets for the Company's products. From time to time, the personal computer industry, like the semiconductor industry, has experienced significant downturns, often in connection with, or in anticipation of, declines in general economic conditions. Accordingly, any factor adversely affecting the semiconductor or the personal computer industry or particular segments within the semiconductor or personal computer industry may materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company's net sales and results of operations will not be materially adversely affected if downturns or slowdowns in the semiconductor, personal computer industry or other industries utilizing the Company's products continue or again occur in the future.

     Technological Change; Importance of Timely Product Introduction; Uncertainty of Market Acceptance and Emerging Markets. The markets for the Company's products are subject to technological change and new product introductions and enhancements. Customers in the Company's markets require products embodying increasingly advanced electronics interconnection technology. Accordingly, the Company must anticipate changes in technology and define, develop and manufacture or acquire new products that meet its customers' needs on a timely basis. A general decline in the technology industry, which began in 1997, had a significant impact on the Company's sales in the third and fourth quarter of 1998. The Company anticipates that technological changes could cause the Company's net sales to decline in the future. There can be no assurance that the Company will be able to identify, develop, manufacture, market, support or acquire new products successfully, that any such new products will gain market acceptance, or that the Company will be able to respond effectively to technological changes. If the Company is unable for technological or other reasons to develop products in a timely manner in response to changes in technology, the Company's business, financial condition and results of operations will be materially adversely affected. There can be no assurance that the Company will not encounter technical or other difficulties that could in the future delay the introduction of new products or product enhancements. In addition, new product introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's products, which could materially adversely affect the Company's business, financial condition and results of operations. Even if the Company develops and introduces new products, such products must gain market acceptance and significant sales in order for the Company to achieve its growth objectives. Furthermore, it is essential that the Company develop business relationships with and supply products to customers whose end-user products achieve and sustain market penetration. There can be no assurance that the Company's products will achieve widespread market acceptance or that the Company will successfully develop such customer relationships. Failure by the Company to develop products that gain widespread market acceptance and significant sales or to develop relationships with customers whose end-user products achieve and sustain market penetration will materially adversely affect the Company's business, financial condition and results of operations. The Company's financial performance will depend in significant part on the continued development of new and emerging markets such as the market for MCMs. The Company is unable to predict with any certainty any growth rate and potential size of emerging markets. Accordingly, there can be no assurance that emerging markets targeted by the Company, such as the market for MCMs, will develop or that the Company's products will achieve market acceptance in such markets. The failure of emerging markets targeted by the Company to develop or the failure by the Company's products to achieve acceptance in such markets could materially adversely affect the Company's business, financial condition and results of operations.

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

     Nasdaq National Market Listing Requirements. The Company was delisted from the Nasdaq National Market on March 13, 1997, at which date the Company's Common Stock began trading on the OTC Electronic Bulletin Board. The Company may in the future be subject to continuing requirements to be listed on the OTC Electronic Bulletin Board. There can be no assurance that the Company could continue to meet such requirements. The price and liquidity of the Common Stock may be materially adversely affected if the Company is unable to meet such requirements in the future. There can be no assurance that the Company will be able to requalify for listing on the Nasdaq National Market.

Disclosures Relating to Low Priced Stocks; Restrictions on Resale of Low Price Stocks and on Broker-Deal Sale; Possible Adverse Effect of "Penny Stock" Rules on Liquidity for the Company's Securities. Since the Company's securities were delisted from the NASDAQ SmallCap Market and the Company has net tangible assets of less than $2,000,000, transactions in the Company's securities are subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses). For transactions covered by this Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. Consequently, this Rule may affect the ability of broker-dealers to sell the Company's securities, and may affect the ability of purchasers in this offering to sell any of the securities acquired hereby in the secondary market.

     The Commission has adopted regulations which generally define a "penny stock" to be any non-NASDAQ equity security of a small company that has a market price (as therein defined) less than $5.00 per share, or with an exercise price of less than $5.00 per share subject to certain exceptions, and which is not traded on any exchange or quoted on NASDAQ. For any transaction by broker-dealers involving a penny stock (unless exempt), the rules require delivery, prior to a transaction in a penny stock, of a risk disclosure document relating to the penny stock market. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in an account and information on the limited market in penny stocks.

     Volatility of Stock Price. The Company believes that factors such as the conversion of the Company's Asian debt to Series A Preferred Stock at a significant dilution to current shareholders (See " Liquidity and Capital Resources"), announcements of developments related to the Company's business, fluctuations in the Company's financial results, general conditions or developments in the semiconductor and personal computer industry and the general economy, sales of the Company's Common Stock into the marketplace, the ability of the Company to sell its stock on an exchange or over-the-counter, an outbreak of hostilities, natural disasters, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in the Company's relationships with its customers and suppliers, or a shortfall or changes in revenue, gross margins or earnings or other financial results which are different from analysts' expectations could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In recent years the stock market in general, and the market for shares of small capitalization stocks in particular, including the Company, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the

Company's Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

     Recurring net operating losses. The Company's decision to discontinue its multilayer ceramic operations was the primary factor contributing to its 1996 net loss of $41,842,000. The decision by the principal secured creditors of the Company's pressed ceramic operations to liquidate that operation's assets was the primary factor contributing to the 1997 net loss of $11,496,000, as well as additional loss provisions made in 1997 relating to the discontinuance of the multilayer ceramic operations. At December 31, 1998, the Company had a working capital deficiency of $27,120,000 and an accumulated deficit of $65,335,000.
The Company had outstanding at December 31, 1997 approximately $27,055,000 of debt from its discontinued operations, which debt has been guaranteed by MPI, the parent company, and most of which debt is in default and due on demand.

     Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry and in other industries concerning the potential effects associated with such compliance. Although the Company currently offers products that are designed to be Year 2000 compliant, there can be no assurance that the Company's products and the software products used by the Company contain all necessary date code changes. As of December 31, 1998, the Company has partially completed an analysis of its readiness for compliance with the Year 2000 change. Its assessment of its manufacturing systems and company products reveals that no known Year 2000 issues currently exist either in the products, their raw materials, or their relationship as components to larger systems produced by its customers; its financial systems software is currently being upgraded to a newer replacement system which will be complete in early 1999, and which system is Year 2000 compliant; documentation systems that currently use fixed dating are Year 2000 compliant, while those that require revision dating are currently under review; and approximately 50% of the Company's computing hardware systems have been upgraded to be Year 2000 compliant. The Company's costs to become Year 2000 compliant as of December 31, 1998 have been $235,000 for computer software and $48,000 for computer hardware.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has no derivative financial instruments.

     The Company has outstanding indebtedness at December 31, 1998 to DBS denominated in Singapore dollars of approximately Singapore $737,000 (US equivalent $445,000). All of the Company's other indebtedness is denominated in US dollars, and all other Singapore-based assets have been liquidated by the receiver of MPM and MPS and used to retire outstanding indebtedness. Accordingly, the Company believes its exposure to foreign currency rate movements is extremely limited.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers and employees is included under the caption "Executive Officers" in Part I of the Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is included under the caption "Executive Compensation and Related Information" in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is included under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is included under the caption "Certain Transactions" in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  1. Index to Consolidated Financial Statements.
                                                                  FORM 10K
                                                                 Page Number
                                                                 -----------

Report of Independent Certified Public Accountants..........        F-1

Consolidated Balance Sheets as of
  December 31, 1998 and 1997................................        F-2

Consolidated Statements of Operations
  for the three-year period ended
  December 31, 1998.........................................        F-3

Consolidated Statements of Cash Flows for
  the three-year period ended
  December 31, 1998.........................................        F-4

Consolidated Statements of Shareholders'
  Equity (Deficit) for the three-year period
  ended December 31, 1998...................................        F-5

Notes to Consolidated Financial Statements..................        F-6

2.   Consolidated Financial Statement Schedules.

     The following financial statement schedules of Microelectronic Packaging, Inc. and its subsidiaries are included in this annual report on Form 10-K.

                                                                  FORM 10K
                                                                 Page Number
                                                                 -----------


Report of Independent Certified Public Accountants on
  Financial Statement Schedules.............................       F-27

Schedule II -- Valuation and Qualifying Accounts and
               Reserves.....................................       F-28

Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter ended December 31, 1998.

     (c)  Exhibits

The following exhibits are referenced or included in this report.

Exhibit   Description
-------   -----------
3.1(13) Amended and Restated Articles of Incorporation of the Company filed March 23, 1998.
3.2(1)     Amended and Restated Bylaws of the Company.
4.1(1)     Specimen Certificate of Common Stock.
4.2(1) Form of Warrant to purchase 160,000 shares of Common Stock of the Company issued by the Company to Thomas James Associates, Inc. entered into upon the closing of the offering made pursuant to the Company's Registration Statement on Form S-1.
4.3(1) Form of Warrant to Purchase Common Stock dated August 31, 1993 issued by the Company to certain investors.
4.4(13)    Warrants issued to The Seidler Companies dated November 3, 1997.
4.5(13)    Warrants issued to H.J. Meyers & Company, Inc. dated November 19,
           1997.
10.1(1) Second Amended and Restated Registration Rights Agreement, Waiver Agreement and Conversion Agreement entered into among the Company and certain investors named therein.
10.2(1) Letter Agreement for General Banking Facilities dated October 9, 1993 between Microelectronic Packaging (S) Pte. Ltd., a Singapore company ("MPS"), and Development Bank of Singapore, as revised by Letter Agreement dated November 19, 1993.
10.3(1) Guaranty dated August 24, 1990 between the Company and Development Bank of Singapore, as confirmed by Letter of Confirmation dated April 29, 1992.
10.4(1)    Term Loan between MPS and Development Bank of Singapore.
10.5(1) Mortgages dated August 16, 1989 among MPS, DBS Finance Limited, a Singapore company, and Development Bank of Singapore.
10.6(1) Escrow Agreement dated October 11, 1993 between the Company and Innoventure (S) Pte. Ltd., a Singapore company.
10.7(1) Collaborative Manufacturing Agreement dated July 29, 1993 between the Company and Innoventure (S) Pte. Ltd., a Singapore company.
10.8(1) Lease Agreement dated February 6, 1991 between Microelectronic Packaging (S) Pte. Ltd., a Singapore company, and Jurong Town Corporation for the industrial premises at 31 Tuas Avenue 8, Jurong Town, Singapore, as renewed by a Lease Renewal Letter dated August 26, 1993.
10.9(1) Lease Agreement dated February 11, 1993 between Microelectronic Packaging (S) Pte. Ltd., a Singapore company, and Jurong Town Corporation for a portion of the premises at 1003 Bukit Merah Central, Singapore.
10.10(1) Lease Agreement dated November 21, 1984 between Microelectronic Packaging (S) Pte. Ltd., a Singapore company, and Jurong Town Corporation for the premises at 28 Tuss, Jurong Town, Singapore.
10.11(1) Form of Indemnification Agreement between the Company and each of its officers and directors.
10.12(1) Letter Agreement dated December 21, 1993, by and between the Company and Samsung.
10.13(1) Letter Agreement, dated December 16, 1993, by and between the Company and Samsung.
10.14(1) Consent to Certain Corporate Actions dated February 11, 1994 between the Company and Development Bank of Singapore.
10.15(1) Consent to Certain Corporate Actions dated April 12, 1994 between the Company and Development Bank of Singapore.
10.16(3) Letter Agreement, dated May 27, 1994, by and between the Company and Development Bank of Singapore.
10.17(3)+  Purchase Option Agreement dated August 4, 1994 by and between
           International Business Machines ("IBM") and the Company.

10.18(3)+  Multilayer Technology Transfer and Licensing Agreement, dated August
           4, 1994, by and between the Company and IBM.
10.19(3) Tenancy Agreement relating to Private Lot A14698 at 9 Tuas Basin Link between Jurong Town Corporation and MPM Singapore Pte. Ltd. dated November 18, 1994.
10.20(3) Offer of Tenancy for an Extended C8 Type Factory Building on Lot A14698(A) at 5 Tuas Basin Link, Jurong Industrial Estate, Singapore 2263 from Jurong Town Corporation dated December 2, 1994.
10.21(3) Offer of Tenancy for an Extended C8 Type Factory Building on Lot A14698(B) at 7 Tuas Basin Link, Jurong Industrial Estate, Singapore 2263 from Jurong Town Corporation dated January 26, 1995.
10.22(3) Offer Letter from DBS Bank of Term Loan/Short Term Advances Facilities dated December 15, 1994.
10.23(3) Sale and Purchase Agreement for CERDIP Manufacturing Equipment and Alumina Powder Equipment between the Company and Samsung Corning Company, Ltd., dated December 19, 1994.
10.24(3)   Letter dated March 31, 1995 from Development Bank of Singapore.
10.25(4) Loan and Security Agreement, dated May 16, 1995, between the Company, MPS and Texas Instruments.
10.26(4) Loan and Security Agreement, dated May 30, 1995, between the Company, and NSEB.
10.27(4) Supply Guarantee and Preferred Allocation Agreement dated August 17, 1995 between Registrant, MPS and SGS-Thomson Microelectronics Pte. Ltd. (the "Supply Guarantee").
10.28(4) Agreement Relating to Guarantee among Registrant, MPA, CTM, MPS and Motorola.
10.29(4)   Supplemental Agreement to the Supply Guarantee dated October 19,
           1995.
10.30(4)   $1,000,000 Term Loan Financing between Citibank N.A. and MPS.
10.31(7) Subscription Agreement by and among MPI, Transpac Capital Pte. Ltd., Transpac Industrial Holdings Ltd., Regional Investment Company Ltd. and Natsteel Equity III Pte Ltd.
10.32(7) Convertible Loan Agreement by and among MPI, MPM, Transpac Capital Pte Ltd., Transpac Industrial Holdings Ltd., Regional Investment Company Ltd. and Natsteel Equity III Pte Ltd.
10.33(7)   Guarantee issued by MPI.
10.34(5) Form of Offshore Securities Subscription Agreement dated October 22, 1996 by and among MPI, Purchaser and Loselle Greenawalt Kaplan Blair & Adler.
10.35(5)   Form of 8% Convertible Debenture issued to the Purchasers.
10.36(5) Form of Common Stock Purchase Warrant dated October 22, 1995 issued by MPI to Dusseldorf Securities Limited.
10.37(6)   Form of Amendment to 8% Convertible Debenture.
10.38(8) Amended Loan and Security Agreement dated January 2, 1997 by and between NS Electronics Bangkok (1993) Ltd. and Microelectronic Packaging, Inc.
10.39(8) Second Secured Promissory Note dated January 2, 1997 by and between NS Electronics Bangkok (1993) Ltd. and Microelectronic Packaging, Inc.
10.40(8) Amended Loan and Security Agreement dated February 16, 1997 by and between Texas Instruments Singapore (Pte) Limited and Microelectronic Packaging (S) Pte. Ltd.
10.41(8) Consulting Agreement dated November 21, 1996, as amended, by and between the Company and The Watley Group, LLC.
10.42(8) Consulting Agreement dated November 21, 1996, as amended, by and between the Company and G&L Investments.
10.43(10)  Loan and Security Agreement dated May 13, 1997, between the Company and Texas Instruments (Pte) Limited.
10.44(10)  Promissory Note dated May 13, 1997, between the Company and Citicorp
           USA, Inc.
10.45(10)  Amendment (to Promissory Note) dated July 11, 1997, between the
           Company and Citicorp USA, Inc.
10.46(11)  Building lease dated September 2, 1997.
10.47(11) Employment agreement with Andrew K. Wrobel, dated October 6, 1997. 10.48(11) Amendment dated September 9, 1997 to Promissory Note issued by
           Microelectronic Packaging, Inc. in favor of Citicorp USA.

10.49(11)  Agreement dated October 8, 1997 between ORIX Leasing and
           Microelectronic Packaging, Inc.
10.50(13)  Amendment dated December 8, 1997 to Promissory Note issued by
           Microelectronic Packaging, Inc. in favor of Citicorp USA.
10.51(13)  Amendment dated January 30, 1998 to Promissory Note issued by
           Microelectronic Packaging, Inc. in favor of Citicorp USA.
10.52(13)+ Agreement among Schlumberger Technologies, Inc. ATE Division and
           Microelectronic Packaging, Inc. and CTM Electronics, Inc. effective January 5, 1998.
10.53(14)  Restructuring, Settlement and Mutual Release Agreement between ORIX
           Leasing Singapore Limited and the Company dated April 14, 1998. 10.54(14) Restructuring, Settlement and Mutual Release Agreement between Texas
           Instruments Singapore (Pte.) Ltd. and the Company dated April 24,
           1998.
10.55(14)  Restructuring, Settlement and Mutual Release Agreement between
           Samsung-Corning Co., Ltd. and the Company dated May 19, 1998. 10.56(14) Restructuring, Settlement and Mutual Release Agreement between
           Transpac Capital Pte. Ltd., Transpac Industrial Holdings Ltd., Regional Investment Company, Ltd. and Natsteel Equity III Pte. Ltd., and the Company dated April 22, 1998.
10.57(14)  Forbearance, Restructure and Mutual Release Agreement between
           Motorola, Inc. and the Company dated July 1, 1998.
10.58(14)  Restructuring, Settlement and Mutual Release Agreement between NS
           Electronics Bangkok (1993) Ltd. and the Company dated May 29, 1998. 10.59(14) Restructuring, Settlement and Mutual Release Agreement between the
           Development Bank of Singapore Limited and the Company dated July 10, 1998.
10.60(14)  Form of Warrant to Purchase Common Stock dated April 24, 1998 issued to Transpac Capital Pte. Ltd., Transpac Industrial Holdings Ltd., Regional Investment Company, Ltd. and Natsteel Equity III Pte. Ltd.
10.61(15)  Restructuring, Settlement and Mutual Release Agreement between
           STMicroelectronics, Inc. and the Company dated September 24, 1998. 10.62(15) Amendment to Restructuring, Settlement and Mutual Release Agreement
           between Texas Instruments Singapore (Pte.) Ltd. and the Company dated August 11, 1998.
10.63(15)  Amendment to Restructuring, Settlement and Mutual Release Agreement
           between Transpac Capital Pte. Ltd., Transpac Industrial Holdings Ltd., Regional Investment Company, Ltd. and Natsteel Equity III Pte. Ltd., and the Company dated September 1, 1998.
10.64(15)  Amendment to Restructuring, Settlement and Mutual Release Agreement
           between ORIX Leasing Singapore Limited and the Company dated August 11, 1998 .
10.65(15)  Amendment to Forbearance, Restructure and Mutual Release Agreement
           between Motorola, Inc. and the Company dated November 5, 1998.
10.66 Amendment to Restructuring, Settlement and Mutual Release Agreement between The Development Bank of Singapore Limited and the Company dated November 24, 1998.
10.67 Amendment to the Restructuring, Settlement and Mutual Release Agreement between Samsung Corning Co. Ltd. And the Company dated November 18, 1998.
10.68 Nonbinding Letter Agreement between The Development Bank of Singapore Limited and the Company dated January 19, 1999.
10.69 Nonbinding Letter Agreement between Motorola Inc. and the Company dated January 19, 1999.

10.70 Nonbinding Letter Agreement between NS Electronics Bangkok Ltd.and the Company dated January 20, 1999.
10.71 Nonbinding Letter Agreement between ORIX Leasing Singapore Ltd. and the Company dated January 19, 1999.
10.72 Nonbinding Letter Agreement between Texas Instruments Incorporated and the Company dated January 19, 1999.
10.73 Nonbinding Letter Agreement between Transpac Capital Pte. Ltd. and the Company dated January 25, 1999.
10.74 Immunity from Suit Agreement between Motorola, Inc. and the Company dated July 21, 1998.
21.1(3)    Subsidiaries of the Company.
24.1       Power of Attorney (see page 38).
27.1       Financial Data Schedule  1998
27.2       Financial Data Schedule  1997
27.3       Financial Data Schedule - 1996
99.1(12) Amended 1993 Stock Option/Stock Issuance Plan dated April 10, 1997 and filed in the state of California on March 23, 1998.
99.2(2)    Form of Notice of Grant of Stock Option and Stock Option Agreement.
99.3(2)    Addendum to Stock Option Agreement (Special Tax Elections).
99.4(2)    Addendum to Stock Option Agreement (Financial Assistance).
99.5(2) Form of Notice of Grant of Stock Option with Stock Option Agreement (Non-Employee Director Automatic Grant).
99.6(2)    Form of Stock Issuance Agreement.
99.7(1)    Form of Director Automatic Option Grant Agreement.
---------------------
(1) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33-72890) declared effective by the Securities and Exchange Commission on April 21, 1994.
(2) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-8 (File No. 33-78452) filed with the Securities and Exchange Commission on April 29, 1994.
(3) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 1995 as amended.
(4) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K for the 1995 fiscal year filed with the Securities and Exchange Commission.
(5) Incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 1996.
(6) Incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 1997.
(7) Incorporated by reference from an exhibit filed with the Company's current report on Form 8-K dated March 27, 1996 and filed with the Securities and Exchange Commission on April 5, 1996.
(8) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K for the 1996 fiscal year filed with the Securities and Exchange Commission on April 15, 1997, as amended.
(9)  Not used.
(10) Incorporated by reference from an exhibit filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 1997.
(11) Incorporated by reference from an exhibit filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 1997.
(12) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 25, 1998.
(13) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K for the 1997 fiscal year filed with the Securities and Exchange Commission.

(14) Incorporated by reference from an exhibit filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 1998.
(15) Incorporated by reference from an exhibit filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 1998.

+ Confidential Treatment has been granted for the deleted portions of this document.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 1999.

                                  MICROELECTRONIC PACKAGING, INC.

Date:  April 14, 1999             By: /s/ Andrew K. Wrobel
                                     ----------------------
                                       Andrew K. Wrobel
                                       Chairman, President and Chief Executive
                                       Officer, Director

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew K. Wrobel and Denis J. Trafecanty, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 14, 1999              By: /s/ ANDREW K. WROBEL
                                     ---------------------
                                      Andrew K. Wrobel
                                      Chairman of the Board of Directors
                                      of the Company
                                      President and Chief Executive Officer,
                                      Director

Date: April 14, 1999              By: /s/ DENIS J. TRAFECANTY
                                     ------------------------
                                      Denis J. Trafecanty
                                      Senior Vice President, Chief Financial
                                      Officer and Secretary

Date: April 14, 1999              By: /s/ ANTHONY J. A. BRYAN
                                     ------------------------
                                      Anthony J. A. Bryan
                                      Director of the Company

Date: April 14, 1999              By: /s/ FRANK L. HOWLAND
                                     ---------------------
                                      Frank L. Howland
                                      Director of the Company

Date: April 14, 1999              By: /s/ WALDEMAR HEEB
                                     ------------------
                                      Waldemar Heeb
                                      Director of the Company

Date: April 14, 1999              By: /s/ WONG LIN HONG
                                     ------------------
                                      Wong Lin Hong
                                      Director of the Company

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Microelectronic Packaging, Inc.
San Diego, California


We have audited the accompanying consolidated balance sheets of Microelectronic Packaging, Inc. as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microelectronic Packaging, Inc. at December 31, 1998 and 1997 and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficiency of $27,120,000 and an accumulated deficiency of $65,335,000 as of December 31, 1998, is in default of most of it's loan agreements, is economically dependent on a single customer, has three foreign subsidiaries in receivership and/or liquidation under Singapore law, has various claims and lawsuits filed against the Company and it's subsidiaries and may be forced to seek protection for the Company and certain subsidiaries under United States bankruptcy law. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 2. Continuation of the Company is dependent on the Company's ability to negotiate arrangements with its lenders, raise sufficient capital, achieve sufficient cash flow to meet its debt obligations and profitability. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    BDO SEIDMAN, LLP

Costa Mesa, California
March 11, 1999 except for
  Note 14, paragraph 14, which
  is as of April 14, 1999.

                        MICROELECTRONIC PACKAGING, INC.
                          CONSOLIDATED BALANCE SHEETS


December 31,                                               1998          1997
-------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash                                              $    469,000   $  1,296,000
  Accounts receivable, net                             1,306,000      2,504,000
  Inventories                                          3,073,000      4,230,000
  Other current assets                                    60,000        387,000
-------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                   4,908,000      8,417,000
-------------------------------------------------------------------------------
Property, plant and equipment, net                     1,806,000      1,212,000
Other non-current assets                                 171,000        282,000
-------------------------------------------------------------------------------
                                                    $  6,885,000   $  9,911,000
===============================================================================
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
  Current portion of long-term debt                 $     20,000   $     22,000
  Accounts payable                                     4,045,000      7,450,000
  Accrued liabilities                                    908,000      1,711,000
  Deferred revenue                                            --        265,000
  Debt and accrued interest of discontinued
       operations, in default, due on demand          27,055,000     30,344,000
  Current liabilities of discontinued operations,
       net                                                    --     10,282,000
TOTAL CURRENT LIABILITIES                             32,028,000     50,074,000
-------------------------------------------------------------------------------
Long-term debt, less current portion                      49,000         69,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT
Common stock, no par value:
  Authorized shares - 50,000,000
  Issued and outstanding  10,856,890 at 1998 and
       10,793,279 at 1997                             40,143,000     40,016,000
Accumulated deficit                                  (65,335,000)   (80,248,000)
-------------------------------------------------------------------------------
                                                     (25,192,000)   (40,232,000)
                                                    $  6,885,000   $  9,911,000
===============================================================================

                 See accompanying notes to consolidated financial statements.

                        MICROELECTRONIC PACKAGING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


Year ended December 31,                                        1998                    1997                1996
------------------------------------------------------------------------------------------------------------------
Net Sales
  Product sales                                          $  19,271,000           $  28,432,000       $  17,259,000
  Other sales                                                       --                  90,000           1,785,000
------------------------------------------------------------------------------------------------------------------
                                                            19,271,000              28,522,000          19,044,000
------------------------------------------------------------------------------------------------------------------
Cost of goods sold
  Product sales                                             14,714,000              23,309,000          14,251,000
  Other sales                                                       --                  43,000           1,523,000
------------------------------------------------------------------------------------------------------------------
                                                            14,714,000              23,352,000          15,774,000
------------------------------------------------------------------------------------------------------------------
Gross profit                                                 4,557,000               5,170,000           3,270,000
Selling, general and administrative                          2,915,000               4,204,000           4,353,000
Engineering and product development                          1,060,000                 760,000             666,000
------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                  582,000                 206,000          (1,749,000)
Other income (expense):
  Interest expense                                             (18,000)                (37,000)           (787,000)
  Other income, net                                            179,000                 120,000              10,000
------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                       743,000                 289,000          (2,526,000)
Provision for income taxes                                      18,000                      --                  --
Net income (loss) from continuing operations before
   provision for income taxes                                  725,000                 289,000          (2,526,000)
Discontinued operations:
  Loss from operations, including a
   1996 provision of $6,163,000 for impairment of
   long-lived assets                                                --              (4,523,000)         (10,060,000)
  Estimated gain (loss) on disposal of discontinued
   operations, including provision of $3,500,000 in
   1997 and $1,580,000 in 1996 for operating losses
   through disposal date                                     3,961,000              (7,262,000)         (29,256,000)
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                        $   4,686,000           $ (11,496,000)      $  (41,842,000)
===================================================================================================================
Earnings per common share:
  Income (loss) from continuing operations               $        0.07           $        0.03       $       (0.46)
  Discontinued operations                                         0.36                   (1.14)              (7.22)
------------------------------------------------------------------------------------------------------------------
 Net income (loss) per common share                      $        0.43           $       (1.11)      $       (7.68)
 Weighted average number of shares outstanding              10,818,000              10,361,000           5,445,000
==================================================================================================================
Earnings per common share  assuming dilution:
  Income (loss) from continuing operations               $        0.07           $        0.03       $       (0.46)
  Discontinued operations                                         0.36                   (1.09)              (7.22)
------------------------------------------------------------------------------------------------------------------
Net income (loss) per share                              $        0.43           $       (1.06)      $       (7.68)
Weighted average number of shares outstanding               10,968,000              10,886,000           5,445,000
==================================================================================================================
                                                          See accompanying notes to consolidated financial statements.

                        MICROELECTRONIC PACKAGING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,                                            1998                  1997                1996
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                            $  4,686,000         $ (11,496,000)      $ (41,842,000)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
  Depreciation and amortization                                   527,000               324,000           2,607,000
  Discontinued operations                                      (3,345,000)           11,874,000          39,405,000
  Provision for revaluation of long-lived assets                       --                    --           6,163,000
  Non-employee stock-based compensation                           114,000               177,000             332,000
  Discount on conversion of debentures                                 --                    --             700,000
  (Gain) Loss on sale of fixed assets                             (11,000)                8,000              12,000
  Realized benefit forward foreign currency contracts                  --                    --            (292,000)
Changes in assets and liabilities, net of effects of
 discontinuance in 1997 and 1996:
  Accounts receivable                                            1,199,000           (1,066,000)            966,000
  Inventories                                                    1,157,000              375,000          (3,354,000)
  Other current assets                                             327,000             (242,000)          1,731,000
  Other non-current assets                                         111,000              108,000           1,303,000
  Accounts payable, accrued liabilities and deferred revenue    (4,472,000)           1,033,000           3,641,000
-------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities of:
 Continuing operations                                             293,000            1,095,000          11,372,000
 Discontinued operations                                                --            3,200,000         (15,529,000)
Net cash provided (used) by operating activities                   293,000            4,295,000          (4,157,000)
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Acquisition of fixed assets
  Continuing operations                                         (1,102,000)            (973,000)         (1,284,000)
  Discontinued operations                                               --                   --          (8,852,000)
Proceeds from sale of fixed assets
  Continuing operations                                             14,000               49,000             310,000
  Discontinued operations                                        3,289,000            2,805,000                  --
 Realized benefit from forward foreign currency contracts               --                   --             292,000
Net cash provided (used) by investing activities                 2,201,000            1,881,000          (9,534,000)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Increase (decrease) in short-term notes payable
  Continuing operations                                                 --                   --            (847,000)
  Discontinued operations                                               --           (6,500,000)            101,000
Borrowings under long-term debt and promissory notes
  Continuing operations                                                 --              109,000           5,128,000
  Discontinued operations                                               --                   --           9,000,000
Principal payments on long-term debt and promissory notes
  Continuing operations                                            (45,000)            (386,000)         (1,200,000)
  Discontinued operations                                       (3,289,000)          (1,057,000)           (340,000)
Issuance of common stock, net                                       13,000                   --           1,880,000
Net cash provided (used) by financing activities                (3,321,000)          (7,834,000)         13,722,000
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                   (827,000)          (1,658,000)             31,000
Cash at beginning of year                                        1,296,000            2,954,000           2,923,000
Cash at end of year                                          $     469,000        $   1,296,000       $   2,954,000
===================================================================================================================
                                                     See accompanying notes to consolidated financial statements.

                        MICROELECTRONIC PACKAGING, INC.
                      CONSOLIDATED STATEMENTS OF CHANGES
                       IN SHAREHOLDERS' EQUITY (DEFICIT)

                                                   Common Stock
                                       ------------------------------            Accumulated
                                           Shares            Amount                Deficit               Total
-----------------------------------------------------------------------------------------------------------------
BALANCE,
  January 1, 1996                        4,660,093         34,326,000            (26,910,000)           7,416,000
Common stock issued                      2,331,400          3,480,000                     --            3,480,000
Non-employee stock compensation                 --            332,000                     --              332,000
Net loss                                        --                 --            (41,842,000)         (41,842,000)
-----------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1996                        6,991,493         38,138,000            (68,752,000)         (30,614,000)
Common stock issued                      3,801,786          1,701,000                     --            1,701,000
Non-employee stock compensation                 --            177,000                     --              177,000
Net loss                                        --                 --            (11,496,000)         (11,496,000)
-----------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1997                       10,793,279         40,016,000            (80,248,000)         (40,232,000)
Common stock issued                         63,611             13,000                     --               13,000
Non-employee stock compensation                 --            114,000                     --              114,000
De-consolidation of Discontinued                --                 --             10,227,000           10,227,000
 subsidiaries
Net income                                      --                 --              4,686,000            4,686,000
Balance,
December 31, 1998                       10,856,890       $ 40,143,000          $ (65,335,000)       $ (25,192,000)
=================================================================================================================
                                                    See accompanying notes to consolidated financial statements.

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  -  DESCRIPTION OF COMPANY AND SUMMARY OF ACCOUNTING POLICIES

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

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of MPI and its wholly-owned subsidiaries, CTM Electronics, Inc. ("CTM") and Microelectronic Packaging America, Inc. ("MPA") which is dormant. For years prior to 1998, the consolidated financial statements also included Microelectronic Packaging (S) Pte. Ltd. ("MPS"), which is in receivership (including its wholly-owned subsidiary Furnace Technology (S) Pte. Ltd.) which was dissolved in 1998, MPC (S) Pte. Ltd. ("MPC") which is in voluntary liquidation and MPM (S) Pte. Ltd. ("MPM") which is in receivership. All significant intercompany accounts, transactions and profits have been eliminated.

CASH AND CASH EQUIVALENTS - For the purpose of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

INVENTORIES - Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. A substantial portion of the Company's December 31, 1998 inventory (approximately $2.3 million) was purchased for the Company's primary customer. See Note 4. Under terms of an agreement dated January 5, 1998 between the Company and the customer the Company has been and continues to be required to maintain certain inventory levels as defined by the agreement. The agreement stipulates that the cost of such inventory will be paid to the Company should the customer terminate the business relationship. Terms of the agreement have been used in determining the carrying value of the Company's December 31, 1998 inventory. The customer can terminate the agreement with 120 days notice, the agreement is not enforceable should the Company file bankruptcy, and notice expires in October 2000.



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

INTANGIBLE ASSETS - Intangible assets consist of an acquired customer base and purchased technology licenses and are classified as other non-current assets. Intangible assets are amortized using the straight-line method over

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

estimated useful lives of 7 years. In 1996, the Company determined that the purchased technology is of no further benefit to the Company, and wrote-off the remaining net book value in 1996.

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

INCOME TAXES - The domestic parent Company and its U.S. subsidiaries file consolidated returns for U.S. federal income tax purposes. For California income tax purposes, the domestic parent company files on a unitary basis with all subsidiaries.

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

FOREIGN CURRENCY TRANSACTIONS - The accounts of the Company's formerly consolidated Singapore subsidiaries were maintained in U.S. dollars and the U.S. dollar is considered to be the functional currency of all consolidated subsidiaries. Transaction gains/(losses) resulting from transactions denominated in foreign currencies (primarily related to certain raw material purchases denominated in Japanese yen and other costs of production and administration denominated in Singapore dollars) are included in the results of operations for the period in which the exchange rates change.

FORWARD FOREIGN CURRENCY CONTRACTS - Subject to bank financing and consent, the Company's formerly consolidated Singapore subsidiaries entered into forward foreign currency contracts to minimize the short-term impacts of exchange rate fluctuations related to certain raw material purchases denominated in Japanese yen and other costs of production and administration denominated in Singapore dollars. The cost of the contracts and any resulting gains and losses on the contracts are included in the results of operations in the period in which the exchange rates change.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount of cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. The

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

EARNINGS (LOSS) PER SHARE - Earnings (loss) per share is calculated pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of the Company.

RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2  -  OPERATING RESULTS, CAPITAL RESOURCES AND GOING CONCERN

The Company's decision to discontinue its remaining operations in Singapore, which produced pressed ceramic packages and aluminum nitride components, was the primary cause of the 1997 net loss of $11.5 million. The discontinuation of these operations resulted in a reduction in the carrying amount of inventories by $2.3 million, production consumables by $0.8 million and property, plant and equipment by $0.8 million and the accrual of interest expense through the anticipated completion of the liquidation process of $3.5 million. Other factors contributing to the Company's 1997 loss was the operating loss of $4.1 million generated by the Company's Singapore operations (primarily the MPS pressed ceramics operations) from the beginning of 1997 up until the time they were discontinued in July 1997, and the Company incurring significant overhead expenses in the US in connection with the restructuring of the Company's operations.

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

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

capital have the potential to have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

The accompanying financial statements have been prepared assuming the Company (MPI along with its only operating subsidiary - CTM) will continue as a going concern. A number of factors, including the Company's history of significant losses, the debt service costs associated with the Company's high level of existing indebtedness, the Company's reliance on one customer, the need to restructure debt which is currently in default, various claims and lawsuits, and the Company's Singapore operations in receivership and liquidation raise substantial doubts about the Company's ability to continue as a going concern. As of December 31, 1998, the Company has an accumulated deficiency of $65.3 million and a working capital deficiency of $27.1 million, which includes $27.1 million of debt of discontinued operations, due on demand. The Company does not possess sufficient cash resources to repay these obligations, and the Company would be unable to repay these loans in the event that such demand was made by the Company's creditors (see Note 15).

Because the Company has not been able to obtain funding to satisfy the settlement payment obligations, the Company renegotiated the terms and, has recently entered into non-binding letter agreements with all eight creditors which call for the conversion of all debt and accrued interest obligations into the Company's equity. For the aggregate debt of $27,055,000, which is all the Discontinued Operations debt, the Company has agreed to convert this debt into equity (see Note 14).

The conversion to equity is subject to the agreement of STMicroelectronics to sign a document similar to the other signed non-binding letter agreements, completion of definitive agreements for all eight creditors, and approval of such conversion by a majority of the Company's shareholders.

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

NOTE 3  -  COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

December 31,                                           1998           1997
----------------------------------------------------------------------------
Accounts receivable consist of:
 Trade receivables..............................  $ 1,541,000     $ 2,739,000
 Allowance for doubtful accounts................     (235,000)       (235,000)
                                                  -----------     -----------
                                                  $ 1,306,000     $ 2,504,000
                                                  ===========     ===========
Inventories consist of:
 Raw materials..................................  $ 2,203,000     $ 2,689,000
 Work-in-progress...............................    1,531,000       1,654,000
 Finished goods.................................       38,000         131,000
 Obsolescence reserve...........................     (699,000)       (244,000)
                                                  -----------     -----------
                                                  $ 3,073,000     $ 4,230,000
                                                  ===========     ===========
Property, plant and equipment consist of:
 Machinery and equipment........................  $ 2,564,000     $ 1,757,000
 Leasehold improvements.........................      568,000         263,000
 Furniture and fixtures.........................       47,000          41,000
                                                  -----------     -----------
                                                    3,179,000       2,061,000
Accumulated depreciation........................   (1,373,000)       (849,000)
                                                  -----------     -----------
                                                  $ 1,806,000     $ 1,212,000
                                                  ===========     ===========
Accrued liabilities consist of:
 Accrued employee compensation..................  $   443,000     $   406,000
 Other..........................................      465,000       1,305,000
                                                  -----------     -----------
                                                  $   908,000     $ 1,711,000
                                                  ===========     ===========

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4  -  Significant Agreements

SCHLUMBERGER TECHNOLOGIES, INC. ATE DIVISION - In January 1998, the Company signed an agreement with Schlumberger Technologies, Inc. The agreement delineated the terms pursuant to which MPI supplies products to Schlumberger. The agreement includes warranty provisions, protection for raw materials purchased by MPI against production demand forecasts supplied by Schlumberger but subsequently changed, and pricing provisions. The agreement expires in October 2000.

Effective July 26, 1997, Schlumberger informed the Company that it would no longer sell die to the Company, but instead would provide the die on consignment. The die supplied by Schlumberger is used in the assembly of MCMs sold to Schlumberger. This change to providing die on consignment has had the effect of reducing sales revenue and corresponding cost of sales to Schlumberger by approximately 60%, although the change has no impact on the units sold by the Company to Schlumberger.

INTERNATIONAL BUSINESS MACHINES CORPORATION - In August 1994, the Company entered into a technology transfer and licensing agreement (the "IBM Agreement") with International Business Machines Corporation ("IBM") pursuant to which the Company was granted a license to specific technology developed by IBM for the manufacture of multilayer ceramic products. Under the terms of the IBM Agreement, the Company and its wholly-owned subsidiary, MPM, acquired a nonexclusive, nontransferable right to use the licensed technology to manufacture and sell certain specified products on a worldwide basis. In exchange for the license, the Company paid an up-front non-refundable royalty of $2,000,000, and is obligated to pay additional royalties based on sales of products incorporating the licensed technology during the term of the IBM Agreement, which shall remain in effect for a period of ten years from the date of execution and thereafter from year to year unless terminated by either party. The technology agreement also requires the Company to reach certain specified production levels at specified dates. In the event the Company fails to achieve these specified milestones, IBM has the right to terminate the technology agreement. Commencing in August 1996, the IBM Agreement was terminable by either party without cause upon six months prior written notice. In March 1997, the Board of Directors of the Company decided to discontinue the multilayer ceramics operations. Changing market demand for multilayer ceramic products and IBM's unwillingness to renegotiate the terms of the IBM Agreement or to commit to purchasing multilayer ceramic products from the Company were the main reasons that the Board decided to discontinue the multilayer ceramics operations. All Singapore employees working on the multilayer ceramics operations have since been terminated. MPM is currently being managed by a Receiver and is in liquidation, as defined under the laws of Singapore. The Company has assisted the Receiver and Manager for MPM in selling off all of the remaining tangible assets of MPM. The proceeds from the sale of MPM's assets have been used to retire a portion of MPM's debts (the proceeds are not sufficient to retire all outstanding MPM debt). The Company anticipates that the liquidation of MPM will be completed by the end of 1999.

NOTE 5  -  CONCENTRATIONS OF CREDIT RISK AND SALES TO MAJOR CUSTOMERS

The Company operates in one reportable business segment with three product lines within that segment, and primarily sells to a limited number of semiconductor manufacturers and related suppliers which results in concentrated credit risk with respect to the Company's accounts receivable. The Company performs ongoing

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

credit evaluations of its customers but does not require collateral for credit purchases. The Company maintains allowances for potential credit losses, and such losses have been within management's expectations.

During 1998, 1997 and 1996, the Company had only one major customer (customers accounting for 10% or more of total sales), which accounted for 87%, 89% and 76%, respectively, of the Company's total sales. Amounts due from this customer comprised 90% and 81% of accounts receivable at December 31, 1998 and 1997, respectively.

The Company's CTM Electronics, Inc. subsidiary has purchased certain chips ("die") used in the assembly of multichip modules ("MCM's") sold to the Company's significant customer from that same customer. Effective July 25, 1997, this customer notified the Company that it will no longer sell die to the Company and instead is providing the die on consignment. The unaudited pro forma presentation below gives effect to this change in operations on selected line items from the Company's Consolidated Statements of Operations for each of the two years in the period ended December 31, 1997, as if this change had been put into effect on January 1, 1996.

=================================================================================================
                               Historical                                          Pro Forma
                               Year Ended               Pro Forma                  Year Ended
                            December 31, 1997          Adjustments              December 31, 1997
-------------------------------------------------------------------------------------------------
                                                       (unaudited)                 (unaudited)
Net sales                    $  28,522,000            $ (10,626,000) (1)            $  17,896,000
Cost of goods sold              23,352,000              (10,942,000) (2)               12,410,000
Gross profit                     5,170,000                  316,000                     5,486,000
Net income (loss)            $ (11,496,000)                 316,000                 $ (11,180,000)
=================================================================================================
Net income (loss) per
common share                 $       (1.06)           $          --                 $       (1.06)
=================================================================================================

=================================================================================================
                                Historical                                         Pro Forma
                                Year Ended              Pro Forma                  Year Ended
                             December 31, 1996         Adjustments              December 31, 1996
-------------------------------------------------------------------------------------------------
                                                       (unaudited)                  (unaudited)
Net sales                    $ 19,044,000             $ (8,266,000) (1)             $  10,778,000
Cost of goods sold             15,774,000               (8,304,000) (2)                 7,470,000
Gross profit                    3,270,000                   38,000                      3,308,000
Net income (loss)            $(41,842,000)                  38,000                  $ (41,804,000)
=================================================================================================
Net income (loss) per
common share                 $      (7.68)            $         --                  $      (7.68)
=================================================================================================

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

Until July 1997, the Company had a foreign exchange line of credit with the Development Bank of Singapore ("DBS") under which it could enter into forward currency contracts of up to S$30,000,000 for contracts with a maturity of up to twelve months. Advances under the line of credit are guaranteed by MPI and secured by all the

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

assets of MPS, including a second mortgage on MPS's leasehold land and facility. Subject to bank financing and consent, the Company had entered into forward foreign currency contracts to economically hedge foreign currency transactions on a continuing basis for periods consistent with the underlying exposures, generally ranging from one-to-nine months in duration. The Company does not engage in foreign currency speculation; however, the Company's previous use of forward foreign currency contracts does not qualify for hedge accounting treatment in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The Company's objective in entering into forward contracts was to minimize on a continuing basis the impact of foreign exchange rate movements on the Company's operating results. This line of credit was terminated on July 9, 1997 when DBS appointed a Receiver and Manager for MPS.

NOTE 6 - DEBT AND ACCRUED INTEREST OF DISCONTINUED OPERATIONS, IN DEFAULT, DUE ON DEMAND

December 31,                                                                      1998              1997
----------------------------------------------------------------------------------------------------------
Debt of discontinued operations, in default, due on demand
consists of:
Line of credit facilities and short-term borrowings of discontinued
operations, which are currently in default and included in "Debt of discontinued operations, in default, due on demand," bear interest at the bank's prime rate plus 5% (total 13.75% at December 31, 1998)
while in default, secured by substantially all of the assets of MPS, and is guaranteed by MPI. Net of assets held as collateral of $138,000
for 1998 and $1,868,000 for 1997.                                              $  109,000       $   770,000

Line of credit facilities and short-term borrowings of discontinued
operations, which are currently in default and accordingly included in "Debt of discontinued operations, in default, due on demand,"
secured by  substantially all of the assets of MPM, guaranteed by MPI.
Net of assets  held as collateral of $236,000 for 1998 and $71,000 for 1997.      881,000         1,246,000

8.5% debentures, related to discontinued operations, which are currently in default and thus, due on demand and accordingly included in the caption "Debt of discontinued operations, in default, due on demand",
interest is due annually, principal due in March 2001, guaranteed by MPI        9,000,000         9,000,000

Term notes to, or guaranteed by, certain customers of discontinued
operations, which are currently in default and included in "Debt of discontinued operations, in default, due on demand," bearing interest at rates ranging from 3.5% to 18.0%, payable in quarterly installments commencing in March 1997, principal due in quarterly installments over a four-year term commencing in March 1998, secured by various assets
including certain MPS production equipment, guaranteed by MPI                   4,771,000         4,771,000

Term notes to, or guaranteed by, certain customers of discontinued
operations, which are currently in default and accordingly included in
"Debt of discontinued operations, in default, due on demand," originally payable in various quarterly installments commencing in the second quarter of 1996, plus interest at rates ranging from 6.7% to 8.75%, secured by various assets including certain MPS production equipment, all of the domestic assets of MPI, MPA and CTM and all of the outstanding
common stock of MPA, MPS and CTM                                                6,792,000         6,583,000

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31,                                                                      1998              1997
-----------------------------------------------------------------------------------------------------------
Mortgage notes of discontinued operations  due January 2000 and January
2005, which are currently in default and accordingly included in "Debt of discontinued operations, in default, due on demand" for 1997, payable in monthly installments of S$22,000 (U.S. $14,000) plus interest, with interest at variable rates (13.75% at December 31, 1997), secured by MPS
buildings and improvements, guaranteed by MPI                                         --          1,081,000

Note payable resulting from the deficiency balance of capital leases of discontinued operations, which are currently in default and accordingly included in "Debt of discontinued operations, in default, due on demand,"
bears interest at 7.25% and is guaranteed by MPI                                1,610,000         1,601,000

Capital lease obligations of discontinued operations, which are currently in default and accordingly included in "Debt of discontinued operations, in default, due on demand" consisting of various machinery and equipment financing agreements, payable in monthly installments of $10,000, including
interest at rates ranging from 4% to 6%                                               --           160,000

Equipment leases  1998 balance matures in January 2000 and July 2002, payable in monthly installments of $4,000, including interest at rates ranging from 21.6% to 25.9%, secured by various CTM production equipment
and guaranteed by MPI                                                              69,000            91,000
                                                                               ----------       -----------
                                                                               23,232,000        25,303,000
Current portion of long-term debt                                                 (20,000)          (22,000)
Accrued interest                                                                3,892,000         5,132,000
Long-term debt, less current portion                                              (49,000)          (69,000)
                                                                              -----------       -----------
Debt of discontinued operations, in default, due on demand                    $27,055,000       $30,344,000
                                                                              ===========       ===========

Certain of the above obligations are payable in Singapore dollars and the balances have been translated at an exchange rate of U.S.$1.00 = S$1.66 at December 31, 1998 and U.S. $1.00 = S$1.6825 at December 31, 1997. Accordingly, actual settlement amounts of such obligations are subject to variances caused by changes in foreign exchange rates.

The Company does not have the financial resources to meet its obligations or guarantees for most all of the above obligations, and thus is in default on all of these obligations (except for the equipment leases). As a result, these obligations are due on demand and have been classified as current liabilities within the caption "Debt of discontinued operations, due on demand." The Company is currently negotiating with these lenders to discuss a possible restructuring of these debt obligations. If the Company is unsuccessful in its negotiations, the Company would not be able to repay the amounts outstanding under these obligations. This failure would materially adversely affect the Company's financial condition and ability to continue as a going concern, and could, as is the case with other debt defaults and failure to repay, require that the Company seek bankruptcy protection under Chapter 11 or Chapter 7 of Title 11 of the United States Code for MPI and its U.S. subsidiaries.

Scheduled maturities of principal balances are $20,000, $16,000, $20,000, $13,000 and $0 in 1999 through 2003, respectively. However, the company is currently in default under almost all of its debt agreements and accordingly, $27,055,000 is currently due on demand.

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

NOTE 7  -  COMMITMENTS AND CONTINGENCIES

Following is a schedule by year of estimated future minimum lease payments under capital and operating lease agreements.

YEAR ENDED                                            CAPITAL   OPERATING
DECEMBER 31,                                          LEASES      LEASES
--------------------------------------------------------------------------
     1999                                             $33,000   $  611,000
     2000                                              25,000      601,000
     2001                                              25,000      607,000
     2002                                              14,000      575,000
     2003                                                  --      360,000
     Thereafter                                            --    1,600,000
--------------------------------------------------------------------------
     Total minimum lease payments                      97,000   $4,354,000
                                                                ==========
     Amount representing interest                      28,000
--------------------------------------------------------------------------
     Present value of net minimum lease payments       69,000
     Current portion                                   20,000
--------------------------------------------------------------------------
     Long-term portion                                $49,000
==========================================================================

The Company entered into an agreement in 1998 whereby the Company obtained the use of a piece of test equipment and technical support for such equipment from the supplier. The agreement provides for minimum annual payments of $360,000 through 2007, plus the possible acceleration of payments if the Company obtains new customers with projects that require the use of the equipment and technical support of the equipment supplier. The Company has included its commitment under the agreement in the previous table as an operating lease.

Certain machinery and equipment are subject to leases which are classified as capital leases for financial reporting purposes. At December 31, 1998 and 1997 $155,000 ($97,000 net) and $155,000 ($128,000 net), respectively, of such leased equipment are included in property, plant and equipment. Amortization expense related to assets under capital leases, for continuing operations was $31,000, $83,000 and $58,000 in 1998, 1997 and 1996, respectively.

The Company is also committed under noncancelable operating agreements for the lease of buildings, machinery and equipment. Rent expense for continuing operations in 1998, 1997 and 1996 was approximately $261,000, $336,000 and $364,000 respectively.

Certain of the Company's shareholders have been granted certain registration rights; the costs of any such offering, exclusive of any underwriting discount, would be borne by the Company.

In May 1995, the United States Environmental Protection Agency ("EPA") issued written notice to all known generators of hazardous waste shipped to a Whittier, California treatment facility that it considers these generators (including the Company) to be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). The notice requires all of the generators of this waste to take immediate actions to contain and prevent any further release of hazardous substances at the site. In response to the EPA notice, the Company and approximately 100 of the other named generators provided the necessary funding to effect the removal and destruction of the hazardous wastes stored at this site. At present, the Company's percentage of responsibility for this site is less than one half of one percent; and that percentage is expected to decrease substantially as additional generators are determined. In addition, the Company and such generators have provided the necessary funding to test the soil and ground water at this site, which testing is currently ongoing. Although the cost incurred by the Company to date of removing and destroying the hazardous

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

waste stored at this facility was not significant, this effort does not address the cleanup of potential soil and/or ground-water contamination present at this site. There can be no assurance, therefore, that the costs and expenses associated with this action will not increase in the future to a level that would have material adverse effect upon the Company's operations. Based upon the Company's investigation to date, the Company is not able to determine whether this matter, if resolved adversely to the Company, would have a material adverse effect upon the Company's financial position, results of operations or cash flows.

The Company has also previously shipped small quantities of hazardous waste for recycling to a San Diego hazardous waste treatment facility operated by a third party operator ("Operator"). The owner of the property and the State of California have filed suits against the Operator and two of its officers and the owner of the property has obtained a mandatory injunction to compel the removal of hazardous waste on site. If the Operator does not comply, it is possible that the property owner or a government agency could also sue or bring enforcement proceedings against approximately 100 hazardous waste generators, including the Company, that shipped such wastes to the facility to pay for the removal and to participate in site cleanup if any contamination is discovered. Based upon the Company's investigation to date, the Company is not able to determine whether this matter, if resolved adversely to the Company, would have a material adverse effect upon the Company's financial position, results of operations or cash flows. However, the Company has received no further communication regarding this site since 1994.

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

On April 10, 1997, DBS sent to MPS a written demand for payment of the outstanding debt owed to DBS by MPM. In addition to demanding payment, DBS imposed the default interest rate (an additional 3% interest rate) on the outstanding debt, which has been accrued through the expected completion of the liquidation process.

Two of the Company's former directors, Lewis Solomon and Gary Stein ("Plaintiffs"), have filed a lawsuit on December 18, 1998 in the state of New York against the Company and its major customer, Schlumberger. This filing was made one day after Gary Stein resigned from the Company's Board of Directors. Lewis Solomon previously resigned in August 1998 from the Company's Board of Directors. In the complaint, Plaintiffs have charged that the Company failed to pay them for alleged consulting services, expense reimbursements and other forms of compensation aggregating $101,250. Further, Plaintiffs allege that they were wrongfully terminated, thereby preventing them from exercising stock options, and that the Company interfered with the Plaintiffs prospective economic relationships and business advantages as consultants and directors of public corporations. The total of other alleged damages claimed by Plaintiffs are $5.5 million plus additional damages to be determined at trial. The Company believes that the Plaintiffs' claims are without merit and will vigorously oppose these allegations. In addition, the Company has made substantial counter claims against Plaintiffs for damages of $829,020, attorneys fees and additional damages to be proven at trial. In the counterclaim, the Company alleged that Mr. Solomon and Mr. Stein, as directors, voted to approve an agreement between themselves and the Company which would compensate them as consultants in addition to director fees that Mr. Solomon and Mr. Stein were then being paid, which agreement was not approved by a majority of disinterested directors in accordance with California Corporations Code 310(a). In addition, the counterclaim alleges Mr. Solomon and Mr. Stein voted themselves various options in violation of the same Code, and that the agreement was not signed by a Company officer with requisite authority to approve such an agreement. And finally, the counterclaim alleges that in approving the agreement, Mr. Solomon and Mr. Stein breached their fiduciary duties and they did not provide any services of material benefit to the Company.

Because the lawsuit is at such an early stage, it is impossible to estimate the damages, if any, the Company may be required to pay the Plaintiffs.

The Company is involved in various other claims arising in the ordinary course of business; none of these other claims, in the opinion of management, is expected to have a material adverse impact on the financial position, cash flows or overall trends in the results of operations of the Company.

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8  -  INCOME TAXES

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

Net income (loss) is comprised of the following:

Year ended December 31,         1998          1997            1996
----------------------------------------------------------------------
Domestic operations          $  725,000   $    289,000    $ (2,526,000)
Singapore operations          3,961,000    (11,785,000)    (39,316,000)
----------------------------------------------------------------------
  Total                      $4,686,000   $(11,496,000)   $(41,842,000)
======================================================================

A reconciliation of the provision for income taxes to the amount computed by applying the statutory Federal income tax rate to income before income taxes follows:

Year ended December 31,                       1998          1997       1996
-------------------------------------------------------------------------------
Amounts computed at Federal statutory
rate                                     $ 1,593,000 $ (3,909,000) $(14,295,000)
Foreign losses with no benefit                          3,121,000    10,910,000
Taxes below the Federal rate
  on undistributed foreign earnings                       831,000     2,829,000
Alternative minimum taxes due                 12,000
Realization of previously deferred tax
  benefits                                (1,369,000)
Amortization of non-deductible intangible
  assets                                      37,000       37,000        38,000
Non-deductible expenses                        7,000        6,000       247,000
Losses for which no current benefits are
  available                                       --           --       271,000
Utilization of NOL carryforward             (262,000)     (86,000)           --
-------------------------------------------------------------------------------
Provision for income taxes               $    18,000  $        --  $         --
===============================================================================

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of deferred income taxes:
Year ended December 31,                          1998             1997
Deferred tax assets:
 Net operating loss carryforwards            $ 3,724,000     $  3,951,000
 Accrued liabilities and reserves                652,000        2,804,000
 Tax credit carryforwards                        635,000          499,000
 Deferred income                                      --          106,000
 Book and tax depreciation differences            95,000           92,000
--------------------------------------------------------------------------------
                                               5,106,000        7,452,000
Valuation allowance                           (5,106,000)      (7,452,000)
--------------------------------------------------------------------------------
Deferred taxes                               $        --     $         --
================================================================================

At December 31, 1998 and 1997, a 100% valuation allowance has been provided on the total deferred income tax assets as they are not more likely than not to be realized.

The Company has not recorded provisions for any United States income taxes in 1997 and 1996. At December 31, 1998, the Company had Federal net operating loss carryforwards of approximately $10,531,000 for Federal tax reporting purposes and approximately $2,450,000 for California tax purposes. The net operating loss carryforwards for tax purposes expire between 2000 and 2011.

As of December 31, 1998, the Company also has approximately $500,000 and $135,000 in Federal and state research and development credit carryforwards, respectively. These credits expire between 2000 to 2012. Additionally, the Company has approximately $31,000 of investment tax credits which expire in 2001. The Company believes that it has incurred an ownership change pursuant to
Section 382 of the Internal Revenue Code and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations.

During 1997 and 1996, the Company's Singapore operations generated operating losses for both financial reporting and income tax purposes.

NOTE 9  -  SHAREHOLDERS' EQUITY

In October 1996, the Company issued $2.8 million in 8% convertible debentures. As of December 31, 1996, holders of $900,000 of these debentures had elected to convert, under the terms of the debentures, into 1,306,996 shares of common stock. As of February 20, 1997, holders of the remaining $1.9 million of debentures had elected to convert, resulting in the issuance of an additional 3,801,786 shares.

During 1998, employees exercised options to purchase 63,611 shares of the Company's common stock.

In order to permit the Company to issue additional options to employees, the Shareholders approved an amendment to the Company's 1993 Stock Option/Stock Issuance Plan, which reserved an additional 4 million shares for the plan (see
Note 12) on August 21, 1997.

As of March 10, 1998, shareholders approved an amendment to the Company's Amended and Restated Articles of Incorporation to increase the authorized shares of Common Stock from 15 million shares to 50 million shares and to add 10 million shares of undesignated preferred stock, pursuant to a written consent solicitation.

The Company is prohibited by certain agreements from paying cash dividends. MPS is a party to a line of credit facility with a bank that requires MPS to obtain the consent of DBS prior to declaring dividends, repaying creditors or transferring funds to MPI. In addition, an agreement relating to the guarantee of Motorola of a bank loan to MPS grants Motorola the right to prohibit payment of dividends on the stock of MPI, CTM and MPA. The Transpac agreements also contain similar restrictions.

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10  -  EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution retirement savings plan which is intended to qualify under section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time U.S. employees. Participants may contribute a percentage of their salaries subject to statutory annual limitations. The Company matches a percentage of the employee contributions as specified in the plan agreement. Contributions by the Company totaled $70,000, $48,000 and $65,000 in 1998, 1997 and 1996, respectively.

NOTE 11  -  STOCK OPTION/STOCK ISSUANCE PLAN AND STOCK PURCHASE WARRANTS

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

On August 21, 1997, the Company cancelled and regranted substantially all existing options (other than options granted pursuant to the Automatic Option Grant Program). Based in part upon the delisting of the Company's Common Stock from the Nasdaq National Market, the financial condition of the Company, the stock price and the necessity of retaining its employees, the Company believes that this program would be in the best interests of the shareholders. As such, the Board of Directors and the Stock Option Plan Administration Committee cancelled and regranted substantially all options outstanding under the Discretionary Option Grant Program of the Plan (and granted additional options to persons who have received options under the Automatic Option Grant Program) with an exercise price in excess of the fair market value of the Common Stock of the Company as traded on the OTC Bulletin Board on the Grant Date. Pursuant to such program, each such outstanding option was cancelled and a new replacement option granted for the same number of shares, with an exercise price of $0.19875 (the fair market value of the Common Stock on the new grant date).

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for this plan. Under APB Opinion 25, when the exercise price of options granted under the Company's plan is equal to the market price of the underlying stock on the date of grant, no compensation cost is recognized.

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if such compensation cost for the Company's stock option and issuance plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: 0% dividend yield; expected volatility of 75%, 19 - 23% and 16%, risk free interest rates of
5.39 - 5.75%, 5.25% - 6.22% and 6.10%; and expected lives of 3 to 6 years
(determined on an option-by-option basis).

Under the accounting provisions of SFAS 123, the Company's net income (loss) per share would have been increased to the pro forma amounts indicated below:

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                       1998               1997                 1996
Net loss:
  As reported...................................   $4,686,000        $(11,496,000)        $(41,842,000)
  Proforma......................................    4,650,000         (11,583,000)         (41,858,000)
Earnings per common share:
  As reported...................................         0.43               (1.11)               (7.68)
  Proforma......................................         0.43               (1.12)               (7.69)
Earnings per common share  assuming dilution:
  As reported...................................         0.43               (1.06)               (7.68)
  Proforma......................................         0.42               (1.07)               (7.69)

A summary of the status of the Company's stock option plan as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates is presented below:

                                               1998                             1997                             1996
                                 -----------------------------------------------------------------------------------------------
                                                 WEIGHTED-                        Weighted-                       Weighted-
                                    SHARES        AVERAGE             Shares        Average            Shares       Average
                                     (000)     EXERCISE PRICE          (000)     Exercise Price         (000)    Exercise Price
                                 -----------------------------------------------------------------------------------------------
Outstanding at beginning of year      3,870             $0.36          1,547              $2.22           550             $2.62
Granted                                 578              0.54          4,264               0.32         1,117              2.03
Exercised                               (64)             0.20             --                 --           (61)             1.35
Forfeited                            (1,960)             0.28         (1,941)              1.75           (59)             3.28
Outstanding at end of year            2,425              0.48          3,870               0.36         1,547              2.22
Options exercisable at year-end       1,066              0.41          1,202               0.37           867              2.14
Weighted-average fair value of
 options granted during the year    $  0.27                          $  0.10                           $ 0.53


The following table summarizes information about fixed stock options outstanding at December 31, 1998.

                                           Options Outstanding                             Options Exercisable
                    ---------------------------------------------------------------     ----------------------------
                           Number         Weighted-Average     Weighted-Average         Number          Weighted-
 Range of Exercise     Outstanding at         Remaining         Exercise Price      Exercisable at       Average
     Prices               12/31/98        Contractual Life                             12/31/98       Exercise Price
--------------------------------------------------------------------------------------------------------------------
$  0.20  to  $  0.26          504,720          8.6 years            $0.20                258,587           $0.20
$  0.42  to  $  0.51        1,605,333          8.9                  $0.47                775,001           $0.49
$  0.58  to  $  0.63          259,000          9.2                  $0.61                    -0-           $  --
$  1.75  to  $  1.91           45,900          7.9                  $1.90                 23,175           $1.90
$  4.19  to  $  5.13            9,900          5.6                  $5.04                  9,450           $5.08
                       ==============                                               =============
$  0.20  to  $  5.13        2,424,853                                                  1,066,213
                       ==============                                               =============


STOCK PURCHASE WARRANTS - On November 19, 1997, the Company entered into an Investment Banking Agreement for a term of two years. Pursuant to the Investment Banking Agreement, the Company is to receive business development services including the review of the Company's managerial and financial requirements, review of the Company's budgets and business plans, analysis of alternative methods by which the Company can raise capital and certain other related services in exchange for the issuance of 1,000,000 common stock purchase warrants. This warrant has a term of five years, an exercise price of $1.00 per share, and has certain registration rights. The fair market value of the Company's Common Stock on the grant date was $0.625. The exercise of the warrant was contingent on shareholder approval of an increase in the number of authorized shares necessary to provide a sufficient number of shares underlying the warrant. Shareholders subsequently granted such

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

approval effective March 10, 1998. The Company issued 50,000 common stock purchase warrants at an exercise price of $1.00 per share in November 1997, pursuant to an agreement whereby the Company will receive investment consulting services for a period of two years. The warrants become exercisable over the first two years of the agreement and expire in November 2002. Both agreements were cancelled for nonperformance during 1998 and the warrants lapsed without exercise.

In connection with the issuance of $2.8 million of convertible debentures on October 23, 1996 (see Note 7) the Company issued 75,421 common stock purchase warrants to the lead investor at an exercise price of $0.55 (the average conversion price of the debentures). These warrants, which were exercisable 45 days after issuance, expired on October 23, 1997. In connection with its IPO (see Note 10), the Company issued 160,000 common stock purchase warrants to its underwriter at an exercise price of $6.50. These warrants, which were exercisable upon issuance, expire in April 1999. The Company issued 17,693 common stock purchase warrants at an exercise price of $5.63 per share in August 1993. These warrants expired in August 1998.

No stock purchase warrants have been exercised during the three years ended December 31, 1998.

NOTE 12  -  SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

Cash paid for interest during 1998, 1997 and 1996 totaled $18,000, $688,000 and $1,731,000 respectively. In 1996, the Company entered into capital lease obligations to acquire property, plant and equipment totaling $1,784,000. As discussed in Notes 7 and 10, holders of $1,900,000 of convertible debentures had elected to convert their debentures into 3,801,856 shares of common stock, as of December 31, 1997.

NOTE 13  -  RELATED PARTY TRANSACTIONS

In exchange for management, marketing, advisory, strategic planning and technical services, the Company paid $249,000 and $626,000 in 1998 and 1997 to the Company's present or former Board Members or entities which are affiliated with three of the Company's Board members. The Company has $67,000 accrued and unpaid to Board Members at December 31, 1998.

NOTE 14  -  DISCONTINUED OPERATIONS

On July 10, 1997, The Development Bank of Singapore Limited, one of the Company's and its subsidiaries largest creditors ("DBS"), appointed a Receiver and Manager to liquidate the assets of Microelectronic Packaging (S) Pte. Ltd. ("MPS"), which is a wholly owned subsidiary of the Company which manufactured primarily pressed ceramics products. DBS exercised its option to appoint a Receiver and Manger under the terms of a Deed of Debenture dated November 27, 1984 (as amended) between DBS and MPS. The Company anticipates that the Receiver and Manager will complete the liquidation of MPS in 1999. The Company has guaranteed all of MPS's obligations to DBS These loans are included in the caption "Debt and accrued interest of discontinued operations, due on demand" in the Consolidated Balance Sheet. The Company has guaranteed the repayment of such shortfall. The Company recorded the effect of the receivership as of June 30, 1997, and the results of operations of MPS have been classified as "Loss from discontinued operations" on the Consolidated Statement of Operations. As a result of the appointment of a Receiver and Manager, MPS is no longer able to manufacture its pressed ceramic products and has ceased generating revenue since July 10, 1997.

During 1998, the Company (as guarantor) reached written agreements with all six of MPS' secured creditors. For five of those creditors (see separate discussion regarding the settlement of the DBS Bank loans below), the Company agreed to make payments aggregating $3,565,062 as full satisfaction of the total of all obligations to these creditors. The payments to these creditors are due on May 1, 1999. In addition, for one of these creditors, the Company issued immediately exercisable warrants for the purchase of 200,000 shares of the Company's common stock at an exercise price of $1.00 per share in full satisfaction of the debt. The Company has reached further agreements with five of the six MPS creditors. The Company has signed letter agreements which call for the conversion of all amounts due to these five creditors into shares of Series A Preferred Stock. These conversion agreements are

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

subject to agreement of the final creditor to conversion, reduction of the letter agreement into definitive agreements, as well as approval by a majority of the Company's shareholders.

The Company has also evaluated the net realizable value of the assets of its MPS subsidiary. The effect of this is to reduce the carrying value of certain assets by $6.4 million in 1997 and $6.2 million in 1996. These charges are included on the Consolidated Statement of Operations in the caption "Estimated gain (loss) on disposal of discontinued operations."

In 1998, the Company revised its estimate of the amount it will ultimately owe under debt obligations originating in Singapore. In November 1998, Management was informed of the sale of the two buildings owned by MPS, and such buildings were sold in excess of their book value. The net proceeds from these sales were utilized to retire a portion of Singapore debt obligations. The revised estimate of the amount ultimately owed under these debt obligations resulted in recording a gain on the estimated disposal of discontinued operations of $3,512,000 for the year ended December 31, 1998. This gain is included on the Consolidated Statement of Operations in the caption "Estimated gain (loss) on disposal of discontinued operations."

On March 18, 1997, a Receiver was appointed to handle the liquidation of the multilayer ceramics operations of MPM (S) Pte. Ltd. As of December 31, 1998, essentially all of the assets of MPM had been sold. Final resolution of the remaining liabilities will come only after the liquidation of MPS, since MPS has guaranteed the DBS bank loan and the equipment leases entered into by MPM. The portion of these liabilities remaining after any reduction available from the sale of MPS and MPM assets will then be transferred to MPI, as MPI also guaranteed these loans and leases.

As of April 14, 1998, the Company (as guarantor) reached an agreement with MPM's lessor for the, payment of $483,056 as full satisfaction of the balance remaining after the sale of the leased equipment; this payment is due May 1, 1999. The Company has reached further agreement with the lessor wherein the lessor would convert the amount due to it into shares of Series A Preferred Stock. This conversion agreement is subject to agreement of the final MPS creditor to conversion, reduction of the letter agreement into definitive agreements, as well as approval of a majority of the Company's shareholders.

The holders of the debentures issued to Transpac and related parties still retain $9.0 million of debt securities issued by MPM which are guaranteed by the Company. The Company and MPM are in default thereunder. On April 22, 1998, the Company (as guarantor) reached an agreement with Transpac for the payment of $3,112,463 as full satisfaction of the total of all obligations to Transpac; this payment is due on May 1, 1999. In addition, immediately exercisable warrants for the purchase of 500,000 shares of the Company's common stock at an exercise price of $1.00 per share were issued to Transpac, and the Company agreed to a payment of 30% of any monetary proceeds from the settlement of a specific claim, and the Company guaranteed a minimum proceeds of $1,000,000 on or prior to December 31, 1999. The Company has reached further agreement with Transpac wherein Transpac would convert the amount due to it into shares of Series A Preferred Stock. This conversion agreement is subject to agreement of the final MPS creditor to conversion, reduction of the letter agreement into definitive agreements, as well as approval of a majority of the Company's shareholders.

As indicated previously, both MPS and MPM are indebted to DBS, and the Company has guaranteed those obligations. As of July 20, 1998, the Company (as guarantor) reached an agreement with DBS for the payment of $1,177,397 as full satisfaction of all obligations to DBS; this payment is due on May 1, 1999. In addition, the Company agreed to a payment of 5% of any monetary proceeds from the settlement of a specific claim, and there were further considerations given to DBS that are not considered material by the Company. The Company has reached further agreement with the lessor wherein the lessor would convert the amount due to it into shares of Series A Preferred Stock. This conversion agreement is subject to agreement of the final MPS creditor to conversion, reduction of the letter agreement into definitive agreements, as well as approval of a majority of the Company's shareholders.

The Company's MPC subsidiary was informed in April 1997 that Carborundum Corporation ("Carborundum"), its sole customer, was immediately cancelling the manufacturing and related agreements with MPC as a result of Carborundum's sale of its assets to a third party.

On April 5, 1997, a fire at the Company's MPC facility caused damage to the building and certain equipment. The Company is insured against the fire, and has fully settled the claim with the Company's insurance carrier.

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company has closed the MPC operation and has terminated all of its MPC employees. The Company has recorded the effect of the closure of this business as of June 30, 1997, and the results of operations of MPC have been classified as "Loss from discontinued operations" in the Consolidated Statement of Operations.

Discontinued operations include management's best estimates of the amounts expected to be realized on the sale of its assets associated with theses discontinued operations and the expenses to be incurred through the disposal date. The amounts the Company will ultimately realize and incur could differ materially in the near term from the amounts assumed in arriving at the loss on disposal of the discontinued operation. Management anticipates that the foreign operations will be fully dissolved in 1999. However, Management cannot predict how long it may take the High Court of the Republic of Singapore to complete the Winding Up of these companies.

All debt obligations originating in Singapore have been classified to the caption "Debt and accrued interest of discontinued operations, in default, due on demand."

"Current liabilities of discontinued operations, net" included in the Consolidated Balance Sheets at December 31, 1997 consists of accounts payable and accrued liabilities. Consistent with the 1997 presentation, all guaranteed debt obligations have been reclassified to the caption "Debt and accrued interest of discontinued operations, due on demand" and are included in the discussion at Note 6.

On April 14, 1999, the final MPS creditor, which had not previously signed a letter agreement calling for the conversion into shares of Series A Preferred Stock, signed a Letter of Intent with a group of outside investors ("Investor") to assign its creditor position for undisclosed consideration. This Letter of Intent is subject to the Company obtaining approval of the debt conversion to equity by a majority of the Company's shareholders. In anticipation that this assignment will be completed, the Investor has signed a non-binding letter agreement which calls for the conversion of all the Company's obligations to this final MPS creditor into shares of Series A Preferred Stock.

NOTE 15  -  DECONSOLIDATION OF CURRENT LIABILITIES OF DISCONTINUED OPERATIONS,
            NET TO SHAREHOLDERS' DEFICIT

During 1998, the High Court of the Republic of Singapore ordered the Winding up of MPM Singapore Pte. Ltd. ("MPM"), a wholly owned subsidiary of the Company. As a result of this decision, MPM cannot continue as an operating business, and it cannot be allowed to dispose of its assets or incur further liabilities. In addition, the Company does not have any control over the management of MPM. This function is undertaken by the Receiver and Manager appointed by DBS Bank.

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

Due the circumstances as described above, management, effective for 1998, has not consolidated MPM and MPS, into the consolidated financial statements for MPI and subsidiaries. For MPM, the decision was based upon the Singapore High Court's decision to Wind Up in September 1997, however, due to the material amount of assets remaining to be liquidated and also due to requests made by MPS' Receiver and Manager for the

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Company to assist them in the realization and disposal of MPS' remaining assets, Management elected to consolidate until there was a clearer determination of the control of the subsidiary and realization of its assets. In November 1998, Management was informed of the sale of the two buildings owned by MPS. In addition, it became more evident during 1998 that any remaining realization of accounts receivable on the books of MPS was highly questionable. Accordingly the decision was made to not consolidate MPM and MPS.

In 1998, the Company revised its estimate of the amount it will ultimately owe under debt obligations originating in Singapore. Revision of the estimate arose primarily from the sale of two buildings in Singapore. In November 1998, Management was informed of the sale of the two buildings owned by MPS, and such buildings were sold in excess of their book value. The net proceeds from these sales were utilized to retire a portion of Singapore debt obligations. The revised estimate of the amount ultimately owed under these debt obligations resulted in recording a gain on the estimated disposal of discontinued operations of $3,916,000 for the year ended December 31, 1998. This gain is included on the Consolidated Statement of Operations in the caption "Estimated gain (loss) on disposal of discontinued operations."

The effect of this decision was to reduce the Current Liabilities of Discontinued Operations, net and improve the Shareholders' Deficit by $10.2 million as of December 31, 1998.

NOTE 16  -  GEOGRAPHIC INFORMATION

Year ended December 31,                                     1998          1997           1996
Net sales to unaffiliated customers:
  United States                                         $19,271,000   $28,522,000   $19,044,000
  Singapore                                                      --            --            --
-----------------------------------------------------------------------------------------------
Net sales as reported in the
  accompanying consolidated statements of operations    $19,271,000   $28,522,000   $19,044,000
===============================================================================================
Net income (loss) from operations:
  United States                                         $   725,000   $   289,000   $(2,526,000)
  Singapore                                                      --            --            --
-----------------------------------------------------------------------------------------------
Income (loss) from operations as reported in the
  accompanying consolidated statements of operations    $   725,000   $   289,000   $(2,526,000)
===============================================================================================

December 31,                                             1998          1997
------------------------------------------------------------------------------
Identifiable assets:
  United States                                     $ 6,885,000   $  9,911,000
  Singapore and Indonesia                                    --
------------------------------------------------------------------------------
Total assets as reported in the
  accompanying consolidated balance sheets          $ 6,885,000   $  9,911,000
==============================================================================
Identifiable liabilities:
  United States                                     $ 5,022,000   $  9,517,000
  Singapore                                          27,055,000     40,626,000
------------------------------------------------------------------------------
Total liabilities as reported in the
  accompanying consolidated balance sheets          $32,077,000   $ 50,143,000
==============================================================================

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17  -  EARNINGS PER SHARE

                                                 For the Year Ended December 31, 1998
                                           ---------------------------------------------
                                               Income            Shares        Per-Share
                                             (Numerator)      (Denominator)      Amount
                                           ---------------------------------------------
Net income from continuing operations          $725,000
BASIC EPS
Income available to common stockholders         725,000        10,817,695        $0.07
                                                                                =======
Effect of Dilutive Securities
Stock Options                                        --           150,542
Warrants                                             --                --
                                               --------       -----------
DILUTED EPS
Income available to common
  stockholders + assumed conversions           $725,000        10,968,237        $0.07
                                               ========        ==========       =======

Options to purchase 1,920,133 shares and warrants to purchase 660,000 shares of common stock at prices ranging from $0.42 to $6.50 were outstanding during 1998, but were not included in the computation of diluted EPS because the options' and warrants' exercise prices were greater than the average market price of the common shares. The options and warrants, which expire between April 1999 and July 2008 were still outstanding as of December 31, 1998.

                                                      For the Year Ended December 31, 1997
                                                --------------------------------------------------
                                                  Income               Shares            Per-Share
                                                (Numerator)         (Denominator)          Amount
                                                --------------------------------------------------
Net income from continuing operations             $289,000
BASIC EPS
Income available to common stockholders            289,000           10,360,841              $0.04
                                                                                           =======
Effect of Dilutive Securities
Stock Options                                           --              525,478
Warrants                                                --                   --
                                                  --------           ----------
DILUTED EPS
Income available to common
  stockholders + assumed conversions              $289,000           10,886,319              $0.03
                                                  ========           ==========            =======

Options and warrants to purchase shares of common stock were outstanding during the second half of 1997 but were not included in the computation of diluted EPS because the options' and warrants' exercise prices were greater than the average market price of the common shares.

                        MICROELECTRONIC PACKAGING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                      For the Year Ended December 31, 1996
                                                --------------------------------------------------
                                                   Income               Shares           Per-Share
                                                 (Numerator)         (Denominator)         Amount
                                                --------------------------------------------------
Net loss from continuing operations             $ (2,526,000)
BASIC EPS
Income available to common stockholders           (2,526,000)        5,445,380             $(0.46)
                                                                                         =========
Effect of Dilutive Securities
Stock Options                                             --                --
Warrants                                                  --                --
                                                ------------       -----------
DILUTED EPS
Income available to common
  stockholders + assumed conversions            $ (2,526,000)        5,445,380             $(0.46)
                                                =============      ===========           =========

Options and warrants to purchase shares of common stock which were outstanding during the second half of 1996 were not included in the computation of diluted EPS because the options' and warrants' effect on EPS would be anti-dilutive.

NOTE 18  -  FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 1998, the Company recorded certain non-recurring adjustments, the most significant of which was a change in the estimated amount payable to secured creditors relating to the Company's discontinued operations (see Note 14). This change in the amount due to secured creditors was primarily due to the sale of the two buildings owned by MPS which resulted in a net reduction in debt incurred by discontinued operations (guaranteed by the Company) and a gain on disposal of discontinued operations, totaling $3.5 million. After the effect of this reduction in debt of discontinued operations, the Company owes approximately $27.1 million at December 31, 1998 of debt and accrued interest, which amount is classified as "Debt and accrued interest of discontinued operations, in default, due on demand" in the Consolidated Balance Sheet.

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                        FINANCIAL STATEMENTS SCHEDULES


Board of Directors
Microelectronic Packaging, Inc.
San Diego, California

The audits referred to in our report dated March 11, 1999, except for Note 14, paragraph 15, which is as of April 14, 1999, relating to the consolidated financial statements of Microelectronic Packaging, Inc., which is contained in
Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficiency of $27,120,000 and an accumulated deficiency of $65,335,000 as of December 31, 1998, is in default of most of it's loan agreements, is economically dependent on a single customer, has three foreign subsidiaries in receivership and/or liquidation under Singapore law, has various claims and lawsuits filed against the Company and it's subsidiaries and may be forced to seek protection for the Company and certain subsidiaries under United States bankruptcy law. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 2. Continuation of the Company is dependent on the Company's ability to negotiate arrangements with its lenders, raise sufficient capital, achieve sufficient cash flow to meet its debt obligations and profitability. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                BDO SEIDMAN, LLP



Costa Mesa, California
March 11, 1999 except for Note 14,
  paragraph 14, which is as of
  April 14, 1999.

                        MICROELECTRONIC PACKAGING, INC.
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                                  SCHEDULE II

                                                          Additions
                                      Balance At         Charged To       Transfers to
                                     Beginning Of         Costs And       Discontinued                    Balance At End
                                        Period            Expenses         Operations      Deductions       Of Period
                                     -----------------------------------------------------------------------------------
Allowance For Doubtful
 Accounts for the Year Ended:
  December 31, 1996                  $   199,000         $   99,000       $                $              $   298,000
  December 31, 1997                      298,000                 --                 --         (63,000)        235,000
  December 31, 1998                      235,000                 --                 --              --         235,000
Inventory Valuation Reserves for
 the Year Ended:
  December 31, 1996                  $ 1,030,000         $  606,000       $         --     $  (312,000)   $ 1,324,000
  December 31, 1997                    1,324,000             49,000           (909,000)       (220,000)       244,000
  December 31, 1998                      244,000            455,000                 --              --        699,000
Other Valuation Reserves (1)
for the Year Ended:
  December 31, 1996                  $   983,000         $1,817,000       $         --     $        --    $ 2,800,000
  December 31, 1997                    2,800,000                 --         (2,526,000)             --        274,000
  December 31, 1998                      274,000                 --                 --        (200,000)        74,000
Property, Plant And Equipment -
 Continuing Operations
 for the Year Ended:
  December 31, 1997                  $ 6,163,000         $       --         (6,163,000)    $        --    $        --
  December 31, 1998                           --                 --                 --              --             --
Property, Plant And Equipment -
 Discontinued Operations
 for the Year Ended:
  December 31, 1997                  $14,943,000         $  755,000       $  6,163,000     $        --    $21,861,000
  December 31, 1998                   21,861,000                 --                 --     (21,861,000)            --

(1)  Pertains To Other Receivables, Including Innoventure Receivable for 1996.