Form 10-Q
period 1999-03-31
MICROELECTRONIC PACKAGING INC /CA/
filed 1999-05-14
CIK 916232

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ________________

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED         MARCH 31, 1999
                                    ----------------------------


               COMMISSION FILE NUMBER         0-23562
                                      ---------------------

                        MICROELECTRONIC PACKAGING, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             CALIFORNIA                                   94-3142624
------------------------------------        ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


  9577 CHESAPEAKE DRIVE, SAN DIEGO, CALIFORNIA                     92123
--------------------------------------------------             --------------
     (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code             (619) 292-7000
                                                          ---------------------

       Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


       Yes [X]                           No [_]


       At May 10, 1999, there were outstanding 10,856,890 shares of the
                                               ----------
Registrant's Common Stock, no par value per share.

================================================================================

INDEX                                                                                    PAGE NO.
-----                                                                                    --------
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Condensed Consolidated Balance Sheets......................................      3

            Condensed Consolidated Statements of Operations............................      4

            Condensed Consolidated Statements of Cash Flows............................      5

            Condensed Consolidated Statement of
                Changes in Shareholders' Deficit.......................................      6

            Notes to Condensed Consolidated Financial Statements.......................      7

Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations..........................     11


Item 3.     Quantitative and Qualitative Disclosures About Market Risk.................     16


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings..........................................................     17

Item 2.     Changes in Securities and Use of Proceeds..................................     17

Item 3.     Defaults upon Senior Securities............................................     17

Item 4.     Submission of Matters to a Vote of Security Holders........................     17

Item 5.     Other Information..........................................................     17

Item 6.     Exhibits and Reports on Form 8-K...........................................     18


SIGNATURES.............................................................................     19

EXHIBIT INDEX..........................................................................     20

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                        MICROELECTRONIC PACKAGING, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31,             December 31,
                                                                                 1999                   1998
--------------------------------------------------------------------------------------------------------------------
ASSETS                                                                       (UNAUDITED)
Current assets:
         Cash                                                           $         129,000       $         469,000
         Accounts receivable, net                                               1,130,000               1,306,000
         Inventories                                                            2,742,000               3,073,000
         Other current assets                                                     166,000                  60,000
--------------------------------------------------------------------------------------------------------------------
                           TOTAL CURRENT ASSETS                                 4,167,000               4,908,000
Property, plant and equipment, net                                              1,654,000               1,806,000
Other non-current assets                                                          144,000                 171,000
====================================================================================================================
                                                                        $       5,965,000       $       6,885,000
====================================================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
         Current portion of long-term debt                              $          19,000       $          20,000
         Accounts payable                                                       3,932,000               4,045,000
         Accrued liabilities                                                      669,000                 908,000
         Debt and accrued interest of discontinued operations,
                  in default, due on demand                                    27,557,000              27,055,000
--------------------------------------------------------------------------------------------------------------------
                           TOTAL CURRENT LIABILITIES                           32,177,000              32,028,000
Long-term debt, less current portion                                               45,000                  49,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT
         Common stock, no par value                                            40,162,000              40,143,000
         Accumulated deficit                                                  (66,419,000)            (65,335,000)
--------------------------------------------------------------------------------------------------------------------
Total shareholders' deficit                                                   (26,257,000)            (25,192,000)
--------------------------------------------------------------------------------------------------------------------
                                                                        $       5,965,000       $       6,885,000
====================================================================================================================

                        MICROELECTRONIC PACKAGING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                 Three months ended March 31,
                                                                         ---------------------------------------------
                                                                                1999                     1998
----------------------------------------------------------------------------------------------------------------------
Net sales                                                                $      1,743,000         $      7,334,000
Cost of goods sold                                                              1,584,000                5,381,000
----------------------------------------------------------------------------------------------------------------------
Gross profit                                                                      159,000                1,953,000
Selling, general and administrative                                               546,000                  776,000
Engineering and product development                                               191,000                  272,000
----------------------------------------------------------------------------------------------------------------------
      Income (loss) from operations                                              (578,000)                 905,000
Other income (expense):
      Interest (expense), net                                                    (506,000)                  (3,000)
      Other income, net                                                                --                   70,000
----------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
         before provision for income taxes                                     (1,084,000)                 972,000
Provision for income taxes                                                             --                  (18,000)
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                        $     (1,084,000)        $        954,000

----------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share                                       $          (0.10)        $           0.09
======================================================================================================================

======================================================================================================================
Net income (loss) per common share - assuming dilution                   $          (0.10)        $           0.08
======================================================================================================================

                        MICROELECTRONIC PACKAGING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                 Three months ended March 31,
                                                                         ---------------------------------------------
                                                                                 1999                   1998
----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES OF:
                  Continuing operations                                  $      (331,000)          $   195,000
                  Discontinued operations                                                              (23,000)
----------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                (331,000)              172,000
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                  Acquisition of fixed assets                                     (4,000)             (546,000)
                  Proceeds from the sale of fixed assets                                                13,000
----------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                                  (4,000)             (533,000)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                  Principal payments on long-term debt
                           and promissory notes                                   (5,000)               (3,000)
----------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                  (5,000)               (3,000)
----------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                 (340,000)             (364,000)

CASH AT BEGINNING OF PERIOD                                                      469,000             1,296,000
----------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                    $       129,000           $   932,000
======================================================================================================================

                        MICROELECTRONIC PACKAGING, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                           IN SHAREHOLDERS' DEFICIT
                                  (unaudited)

                                                    Common Stock                      Accumulated
                                       ---------------------------------------
                                            Shares                Amount                Deficit                 Total
                                       -----------------     -----------------     ------------------     ------------------
Balance at January 1, 1999                10,856,890            $40,143,000            $(65,335,000)         $(25,192,000)

Non-employee stock-based
    compensation                                                     19,000                                        19,000

Net (loss)                                                                               (1,084,000)           (1,084,000)
----------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1999                 10,856,890            $40,162,000            $(66,419,000)         $(26,257,000)
============================================================================================================================

                        MICROELECTRONIC PACKAGING, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   QUARTERLY FINANCIAL STATEMENTS
     The accompanying condensed consolidated financial statements and related notes as of March 31, 1999 and for the three month period ended March 31, 1999 and 1998 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim period. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for the three month period ended March 31, 1999 is not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 1998 in the Company's Annual Report on Form 10-K. Readers of this Quarterly Report on Form 10-Q are strongly encouraged to review the Company's Annual Report on Form 10-K. Copies are available from the Chief Financial Officer of the Company at 9577 Chesapeake Drive, San Diego, California 92123.

2.   INVENTORIES
     Inventories consist of the following:

                                                                MARCH 31, 1999              December 31, 1998
                                                          ---------------------------- ----------------------------
                                                                  (UNAUDITED)
           Raw materials .................................    $       2,276,000            $         2,203,000
           Work-in-progress ..............................            1,194,000                      1,531,000
           Finished goods ................................                1,000                         38,000
           Obsolescence reserve ..........................             (729,000)                      (699,000)
                                                          ---------------------------- ----------------------------
                                                              $       2,742,000            $         3,073,000
                                                          ============================ ============================

3.   EFFECTS OF INCOME TAXES
     The Company has not recorded provisions for any income taxes for the three months ended March 31, 1999, since the Company's operations have generated operating losses for both financial reporting and income tax purposes. A 100% valuation allowance has been provided on the total deferred income tax assets as they are not more likely than not to be realized.

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

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

4.     NET INCOME (LOSS) PER SHARE

                                                             For the three months ended March 31, 1999
                                                            --------------------------------------------
                                                               Income            Shares        Per-Share
                                                            (Numerator)       (Denominator)      Amount
                                                            ------------      ------------     ---------
       Loss from continuing operations                      $(1,084,000)
       BASIC EPS
       Loss available to common shareholders                                                    $  (0.10)
                                                            $(1,084,000)       10,856,890
                                                                                                ========


       The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company.

                                                                 For the three months ended March 31, 1998
                                                          ---------------------------------------------------------
                                                               Income              Shares            Per-Share
                                                            (Numerator)        (Denominator)          Amount
                                                          -----------------    ---------------    -----------------
       Income from continuing operations                  $      954,000
       BASIC EPS
       Income  available to common shareholders                  954,000         10,793,279            $   0.09
                                                                                                  =================
       Effect of dilutive securities:
       Stock options                                                  --          1,740,282
       Warrants                                                       --                 --
                                                          -----------------    ---------------
       DILUTED EPS
       Income available to common shareholders
          + assumed conversions                           $      954,000         12,533,561            $    0.08
                                                          =================    ===============    =================

       Options to purchase 275,800 shares and warrants to purchase 1,227,693 shares of common stock at prices ranging from $0.63 to $6.50 were outstanding during the first quarter of 1998, but were not included in the computation of diluted EPS because the options' and warrants' exercise prices were greater than the average market price of the common shares for the quarter then ended.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

5.   COMMITMENTS AND CONTINGENCIES

     The Company entered into a lease for new manufacturing facilities and corporate offices. Commencing September 1, 1997, and extends to October 31, 2002. Minimum monthly rental payments of $16,000 began on November 1, 1997, with scheduled annual increases of 6% to 7% per year beginning November 1, 1998. The Company also entered into an agreement in 1998 whereby the Company obtained the use of a piece of test equipment and technical support for such equipment from a supplier. The agreement calls for minimum annual payments of $360,000 through 2007, plus the possible acceleration of payments if the Company obtains new customers with projects that require the use of the equipment and technical support of the equipment supplier.

6.   ASIAN CREDITOR LOAN AGREEMENTS GUARANTEED BY MPI

     With respect to the Company's subsidiaries in Singapore, all of which ceased operations in 1997 ("Singapore Subsidiaries"), the Company guaranteed certain debt obligations of the Singapore Subsidiaries ("Guaranty Obligations"). During 1998, the Company entered into settlement agreements ("Settlement Agreements") with each of the eight creditors of the Singapore Subsidiaries to whom the Company had a liability under the Guaranty Obligations ("Singapore Subsidiary Creditors"), pursuant to which the Company and the Singapore Subsidiary Creditors agreed that the Company would be released from all of its liabilities under the Guaranty Obligations in exchange for cash settlement payments in the aggregate amount of approximately $9.3 million ("Settlement Payments"). The Company was obligated to pay the entire amount of the Settlement Payments on or about May 1, 1999 ("Settlement Due Date").

     After entering into the Settlement Agreements, the Company determined that it would not have the ability to pay any portion of the Settlement Payments by the Settlement Due Date. Therefore, the Company and the Singapore Subsidiary Creditors negotiated new terms for the settlement of the Guaranty Obligations, which new settlement terms are set forth in non-binding letter agreements entered into between the Company and each of the eight Singapore Subsidiary Creditors during the first quarter of 1999 ("Letter Agreements"). The Letter Agreements provide that the entire amount of the Guaranty Obligations would be converted into shares of the Company's Series A Preferred Stock ("Debt to Equity Conversion"). Each share of Series A Preferred Stock would be convertible into two shares of the Company's Common Stock, have a 3.5% per annum cumulative dividend, liquidation preferences, registration rights, and certain other rights, preferences and privileges senior to the Company's Common Stock. Upon the effective date of the Debt to Equity Conversion, the entire amount that would be shown on the Company's accompanying financial statements as "Debt and accrued interest of discontinued operations, in default, due on demand ("Discontinued Operations Debt"), the aggregate amount of which is $27,557,000 as of March 31, 1999, would be converted into shares of the Company's Series A Preferred Stock. Upon such conversion, the Discontinued Operations Debt would be reduced to zero.

     The Letter Agreements call for the Company and the Singapore Subsidiary Creditors to enter into definitive agreements with respect to the Debt to Equity Conversion ("Conversion Agreements"). The Company has entered into Conversion Agreements with three of the eight Singapore Subsidiary Creditors. In addition, the Company has entered into an agreement with an additional Singapore Subsidiary Creditor, pursuant to which all of the rights of such creditor under the Guaranty Obligations will be assigned to one or more third parties (some of whom are employees of the Company). All of such third parties have agreed, upon such assignment, to enter into Conversion Agreements and participate in the Debt to Equity Conversion on the same terms and conditions as the other Singapore Subsidiary Creditors ("Creditor Assignment"). The Creditor Assignment will become effective upon the approval of the Debt to Equity Conversion by the Company's shareholders. Thus, after taking into account the three Conversion Agreements and the Assignment Agreement that have already been entered into, the Company only needs to enter into Conversion Agreements, which may not be more favorable to any one creditor than the other creditors, with all of the remaining four of the Singapore Subsidiary Creditors and obtain shareholder approval and a fairness opinion. As soon as that has been accomplished, which the Company believes should be accomplished during the second quarter of 1999, the Company will take steps to obtain shareholder approval of the Debt to Equity Conversion. In the event the Company is successful in obtaining shareholder approval of the Debt to Equity Conversion, the Discontinued Operations Debt will be eliminated in its entirety and the Company will no longer have any liabilities under the Guaranty Obligations. In addition, if the Company is successful in completing the Debt to Equity Conversion, the equity interests of the Company's existing shareholders will be substantially diluted and the Singapore Subsidiary Creditors, assuming conversion of all their Series A Preferred Stock on the closing of the Debt to Equity Conversion, would own a majority of the outstanding common stock of the company.

7.   GOING CONCERN

     The Company's accompanying financial statements have been prepared assuming the Company (along with its only operating subsidiary, CTM) will continue as a going concern. A number of factors, including the Company's history of significant losses, the debt service costs associated with the Guaranty Obligations and the Company's other debt obligations, and the current uncertainty regarding whether the Company will successfully complete the Debt to Equity Conversion, raise substantial doubts about the Company's ability to continue as a going concern. As of March 31, 1999, the Company has an accumulated deficit of $66.4 million and a working capital deficiency of $28.0 million, which includes $27.6 million of liabilities under the Guaranty Obligations. In the event the Company is not successful in completing the Debt to Equity Conversion, and any of the Singapore Subsidiary Creditors demand that the Company pay any portion of the Settlement Payments or any of the Company's liabilities under the Guaranty Obligations, the Company would be unable to do so. If the Company fails to complete the Debt to Equity Conversion, material adverse impacts will occur with respect to the Company's financial condition and ability to continue as a going concern. Furthermore, such failure is likely to require the Company and its U.S. subsidiaries to seek bankruptcy protection under Chapter 11 or Chapter 7 of Title 11 of the United States Code.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUIDTED)
--------------------------------------------------------------------------------

8.   FORWARD LOOKING STATEMENTS
     These Condensed Consolidated Financial Statements contain forward-looking statements which involve substantial risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the effects of debt restructuring.

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

RESULTS OF OPERATIONS

NET SALES

For the three months ended March 31, 1999, net sales were $1,743,000 as compared to net sales of $7,334,000 for the first quarter of 1998, resulting in decreased sales of $5,591,000 or 76%. The decrease in net sales is primarily the result of decreased shipments to the Company's largest customer. Sales to this one customer comprised 85% and 77% of total net sales for the first quarters of 1999 and 1998, respectively. Sales to this customer declined from $6,465,000 for the first quarter of 1998 to $1,490,000 for the first quarter of 1999, a decrease of $4,975,000 or 77%. Units shipped to this customer declined by 35%, reflecting lower demand from the customer in the first quarter of 1999 as compared to the first quarter of 1998. Revenue in terms of dollars declined by greater than revenue in terms of units because of a significant shift in product mix in the first quarter of 1999. Approximately one-half of sales to the Company's principal customer in 1999 were comprised of the repair and upgrade of multi-chip modules (MCMs). This repair activity generates only one-fourth of the dollar revenue as compared to the dollar revenue of newly-built MCMs, thereby causing a decline in revenue dollars greater than the decline in revenue units. Such repair activities comprised only 5% of sales for the first quarter of 1998.

COST OF GOODS SOLD

For the three months ended March 31, 1999, the cost of goods sold was $1,584,000 as compared to $5,381,000 for the first quarter of 1998, a decrease of 3,797,000 or 71%. The decrease in cost of goods sold is partially due to a 32% decline in MCM units shipped from 1998 to 1999. The decrease in units shipped was exacerbated by a 63% decrease in the average selling price of a unit shipped in 1999 as compared to the corresponding quarter of 1998. The primary reason for the decrease in average cost per unit sold results from the change in product mix described above.

GROSS PROFIT

Gross profit was $159,000 (9% of net sales) for the first quarter of 1999 as compared to $1,953,000 (27% of net sales) for the first quarter of 1998. The decrease in gross profit is attributable to the decrease in sales and the result of the change in product mix, as discussed above.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $546,000 for the first quarter of 1999, representing a decrease of $230,000 or 30% from the first quarter of 1998. The decrease is primarily the result of a reduction of additional consulting fees which had been incurred by the Company.

ENGINEERING AND PRODUCT DEVELOPMENT

Engineering and product development expenses were $191,000 for the first quarter of 1999, representing a decrease of $81,000 or 30% from the corresponding quarter of 1998. The decrease is primarily comprised of decreased use of outside consultants in 1999 as compared to 1998.

INTEREST EXPENSE

Interest expense was $506,000 for the first quarter of 1999, representing an increase of $503,000 from the corresponding quarter of 1998. The Company had previously recorded at June 30, 1997 estimated interest on the Guaranty obligations through December 31, 1998, as part of the estimated loss on its discontinued operations. Since the Guaranty Obligations have not yet been paid, the Company initiated the accrual of interest thereon in the first quarter of 1999. The Company has accrued but not paid this interest. No provision for interest expense was necessary in the first quarter of 1998 as the Company had accrued interest expense at June 30, 1997 as part of its discontinued operations. See Note 6 to the accompanying Condensed Consolidated Financial Statements for an explanation of how the Company intends to eliminate the Guaranty Obligations and the associated interest expense.

OTHER INCOME

Other income was nil for the first quarter of 1999, as compared to $70,000 for the first quarter of 1998. Other income for 1998 was comprised of the amortization of deferred revenue which was reclassified to discontinued operations at December 31, 1998, and collection of a previous year tax item, which did not occur in 1999.

EFFECTS OF INCOME TAXES

The Company has not recorded provisions for any income taxes for the three months ended March 31, 1999, since the Company's operations have generated operating losses for both financial reporting and income tax purposes. A 100% valuation allowance has been provided on the total deferred income tax assets as they are not more likely than not to be realized.

The Company believes that it has incurred an ownership change pursuant to
Section 382 of the Internal Revenue Code, and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1999, the Company financed its operations from operating cash flow. During this period, operating activities of continuing operations used $331,000. Investing activities, consisting principally of the acquisition of fixed assets of continuing operations, used $4,000. At March 31, 1999, the Company had a working capital deficiency of $28,011,000 and an accumulated deficit of $66,419,000. At March 31, 1999, the Company had outstanding approximately $27,557,000 of principal and accrued interest under the Guaranty Obligations.

The Company's sources of liquidity at March 31, 1999 consisted of inventories of $2,742,000, trade accounts receivable of $1,130,000 and its cash balance of $129,000. The Company has no borrowing arrangements available to it.

As indicated in Note 6, to the Condensed Consolidated Financial Statements, the Company has renegotiated its settlement of the Guaranty Obligations pursuant to which settlement all liabilities and accrued interest under the Guaranty Obligations, would be converted into 9,362,777 shares of the Company's Series A Preferred Stock. If the Conversion Agreements are not all finalized, or if the Company's shareholders do not approve the Debt to Equity Conversion, the entire liability of $27,557,000 under the Guaranty Obligations, which is currently in default, will be immediately due and payable.

FUTURE OPERATING RESULTS

Status as a Going Concern. The Company's independent certified public accountants have included an explanatory paragraph in their audit report with respect to the Company's 1998, 1997, 1996 and 1995 consolidated financial statements related to a substantial doubt with respect to the Company's ability to continue as a going concern. Absent outside debt or equity financing, and excluding significant expenditures required for the Company's major projects and assuming the Company is successful in restructuring its liability under the Guaranty Obligations, the Company currently anticipates that cash on hand and anticipated cash flow from operations may be adequate to fund its operations in the ordinary course throughout 1999. Any significant increase in planned capital expenditures or other costs or any decrease in or elimination of anticipated sources of revenue or the inability of the Company to restructure its liability under the Guaranty Obligations could cause the Company to restrict its business and product development efforts. There can be no assurance that the Company will be successful in restructuring its liability under the Guaranty Obligations. If adequate revenues are not available, the Company will be unable to execute its business development efforts and may be unable to continue as a going concern. There can be no assurance that the Company's future consolidated financial statements will not include another going concern explanatory paragraph if the Company is unable to restructure its liability under the Guaranty Obligations and become profitable. The factors leading to and the existence of the explanatory paragraph will have a material adverse effect on the Company's ability to obtain additional financing.

Risk of Bankruptcy. If the Company is not able to restructure its liabilities under the Guaranty Obligations, the Company will need to be reorganized under Chapter 11 of Title 11 of the United States Code or liquidated under Chapter 7 of Title 11 of the United States Code. There can be no assurance that if the Company decides to reorganize under the applicable laws of the United States that such reorganizational efforts would be successful or that shareholders would receive any distribution on account of their ownership of shares of the Company's stock. Similarly, there can be no assurances that if the Company decides to liquidate under the applicable laws of the United States that such liquidation would result in the shareholders receiving any distribution on account of their ownership of shares of the Company's stock. In fact, if the Company were to be reorganized or liquidated under the applicable laws of the United States, the bankruptcy laws would require (with limited exceptions) that the creditors of the Company be paid before any distribution is made to the shareholders.

Certain Obligations of MPS. In connection with Microelectronic Packaging (S) Pte. Ltd. ("MPS") borrowing from Citibank N.A., Motorola guaranteed (and subsequently satisfied MPS' obligation) of $2.2 million in borrowings from Citibank N.A. Under the terms of the agreement relating to Motorola's guarantee, MPI granted Motorola a security interest in all of the issued and outstanding capital stock of MPS, CTM Electronics, Inc. ("CTM") and Microelectronic Packaging America ("MPA"). While in default, Motorola may have the right to vote and give consents with respect to all of the issued and outstanding capital of MPS, CTM and MPA . As a result, during the continuation of any such event of default, MPI may be unable to control at the shareholder level the direction of the subsidiaries that generate substantially all of the Company's revenues and hold substantially all of the Company's assets. Any such loss of control would have a material adverse effect on the Company's business, prospects, financial condition, results of operations and status as an ongoing concern and could force the Company to seek protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code or similar bankruptcy laws of Singapore. The other Asian debt agreements contain numerous restrictions and events of default that have been triggered by the aforementioned actions and would, if they became effective and operative, materially adversely affect the Company's business, prospects, results of operations, condition and status as an ongoing concern and could force the Company to seek protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code or similar bankruptcy laws of Singapore.

In January 1999, the Company and Motorola signed a non-binding letter agreement which calls for the conversion of all the Company's liabilities to Motorola under the Guaranty Obligations into shares of the Company's Series A Preferred Stock as explained in Note 6 to the accompanying Condensed Consolidated Financial Statements. There can be no assurance that the Company will be successful in its efforts to reduce this non-binding agreement reached with Motorola to a binding Conversion Agreement.

Reliance on Schlumberger. Sales to one customer, Schlumberger, accounted for 85% of the Company's net sales in the first quarter of 1999 and is expected to continue to account for most of the Company's net sales. Under the agreement between Schlumberger and the Company entered into in January 1998, the Company is obligated to provide Schlumberger with its requirements for MCM product. Given the Company's anticipated continued reliance on its MCM business as a large percentage of overall net sales, the failure to meet Schlumberger's requirements will materially adversely affect the Company's ability to continue as a going concern. In addition, under the terms of the agreement, Schlumberer is entitled to request repricing of the Company's products. Schlumberger has requested repricing on several occasions in the past. Such repricing in the future may result in the Company being unable to produce the products made for Schlumberger with an adequate operating profit, and the Company may be unable to compete with the prices of other vendors who supply the same or similar products to Schlumberger. The failure to satisfy the terms of the agreement, or the failure of the Company to achieve an operating profit under the contract, would have a material adverse impact on the Company's business, financial condition, and results of operation.

Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry and in other industries concerning the potential effects associated with such compliance. Although the Company currently offers products that are designed to be Year 2000 compliant, there can be no assurance that the Company's products and the software products used by the Company contain all necessary date code changes. As of March 31, 1999, the Company has partially completed an analysis of its readiness for compliance with the Year 2000 change. Its assessment of its manufacturing systems and company products reveals that no known Year 2000 issues currently exist either in the products, their raw materials, or their relationship as components to larger systems produced by its customers; its financial systems software is currently being upgraded to a newer replacement system which will be complete in 1999, and which system is Year 2000 compliant; documentation systems that currently use fixed dating are Year 2000 compliant, while those that require revision dating are currently under review; and approximately 50% of the Company's computing hardware systems have been upgraded to be Year 2000 compliant. The Company's costs to become Year 2000 compliant as of March 31, 1999 have been $235,000 for computer software and $48,000 for computer hardware.

The Company has not yet completed its analysis of its readiness for compliance with the Year 2000 change. Based upon the partial analysis described above, the Company believes its exposure to Year 2000 risks is limited because the majority of the Company's recordkeeping systems are new and compliant and have been installed within the last eighteen months. The Company utilizes no custom-programmed "legacy" software or hardware systems known to need Year 2000 upgrading or conversion. The Company believes it should be fully compliant with its Year 2000 issues by the end of the second quarter of 1999 when it believes it will have completed due diligence of its internal systems and supplier compliance requirements, as well as completed the remaining 50% of its computing hardware upgrades needed. However, there can be no assurance that conditions or events may occur during the course of the completion of this analysis which will have an adverse impact on the Company's readiness for compliance with the Year 2000 change. In addition, the Company cannot be certain that its suppliers, service providers and customers will be Year 2000 compliant. The failure of these companies to be fully compliant could create critical cash shortages to the Company due to the inability of customers to send payments to the Company. In addition, any product shortages from suppliers, or service shutdowns from the Company's utility or communications providers could potentially shut down the Company's manufacturing operations, thereby causing a material adverse impact on the Company's operations and liquidity.

The Company believes that the purchasing patterns of customers and potential customers and the performance of vendors may be affected by Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company or the inability to render services or provide supplies to the Company. Year 2000 issues may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for software products, and disruption of supply patterns. Additionally, Year 2000 issues could cause a significant number of companies, including current Company customers and vendors, to spend significant resources upgrading their internal systems, and as a result consider switching to other systems or suppliers. Any of the foregoing could result in a material adverse effect on the Company's business, operating results and condition.

                     ITEM 3 - QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK

The Company has no derivative financial instruments.

The Company has outstanding indebtedness at March 31, 1999 to DBS denominated in Singapore dollars of approximately Singapore $737,000 (U.S. equivalent $445,000). All of the Company's other indebtedness is denominated in U.S. dollars, and all other Singapore-based assets have been liquidated by the receiver of MPM or MPS and used to retire outstanding indebtedness. Accordingly, the Company believes its exposure to foreign currency rate movements is limited.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Reports on Form 8-K.

          None.


          The Exhibits filed as part of this report are listed below.

          Exhibit No.      Description
          -----------      -----------------------------------------------------
          10.75            Debt Conversion and Mutual Settlement and Release
                           Agreement between Texas Instruments Incorporated and the Company dated April 27, 1999.

          10.76 Debt Conversion and Mutual Settlement and Release Agreement between ORIX Leasing and the Company dated April 16, 1999.

          10.77 Debt Conversion and Mutual Settlement and Release Agreement between Transpac Capital and the Company dated April 29, 1999.

          10.78 Form of Assignment of Interest Under Letter Agreement With STMicroelectronics, Inc. between FI Financial, LLC and various parties dated April 21, 1999.

          10.79 Letter Agreement between STMicroelectronics, Inc., FI Financial LLC and the Company dated
                           April 14, 1999

          10.80 Letter of Intent Agreement between FI Financial LLC and the Company dated April 15, 1999.

          27.1             Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MICROELECTRONIC PACKAGING, INC.
                                       -------------------------------
                                                 (Registrant)


Date:      May 14, 1999                By: /s/ Denis J. Trafecanty
     -----------------------------        ----------------------------------
                                           Denis J. Trafecanty
                                           Senior Vice President,
                                           Chief Financial Officer and Secretary

                                 EXHIBIT INDEX

     Number                Description
     ------                -----------
     10.75                 Debt Conversion and Mutual Settlement and Release
                           Agreement between Texas Instruments Incorporated and the Company dated April 27, 1999.

     10.76 Debt Conversion and Mutual Settlement and Release Agreement between ORIX Leasing and the Company dated April 16, 1999.

     10.77 Debt Conversion and Mutual Settlement and Release Agreement between Transpac Capital and the Company dated April 29, 1999.

     10.78 Form of Assignment of Interest Under Letter Agreement With STMicroelectronics, Inc. between FI Financial, LLC and various parties dated April 21, 1999.

     10.79 Letter Agreement between STMicroelectronics, Inc., FI Financial LLC and the Company dated April 14, 1999.

     10.80 Letter of Intent Agreement between FI Financial LLC and the Company dated April 15, 1999.

     27.1                  Financial Data Schedule