Form 10-Q
period 1999-06-30
MICROELECTRONIC PACKAGING INC /CA/
filed 1999-08-16
CIK 916232

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                ---------------

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 1999
                                      -------------

                        COMMISSION FILE NUMBER  0-23562
                                                -------

                        MICROELECTRONIC PACKAGING, INC.
             ----------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          CALIFORNIA                                             94-3142624
-----------------------------------------            -----------------------------------
(STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

9577 CHESAPEAKE DRIVE, SAN DIEGO, CALIFORNIA                       92123
--------------------------------------------                  --------------
 (Address of Principal Executive Offices)                       (ZIP CODE)

Registrant's telephone number, including area code            (858) 292-7000
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

    YES  [X]                NO  [_]

    At August 10, 1999, there were outstanding 10,856,890 shares of the Registrant's Common Stock, no par value per share.

================================================================================

INDEX                                                                   PAGE NO.
-----                                                                   --------

PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements:
           Condensed Consolidated Balance Sheets..........................    3
           Condensed Consolidated Statements of Operations................    4
           Condensed Consolidated Statements of Cash Flows................    5
           Condensed Consolidated Statement of
           Changes in Shareholders' Deficit...............................    6
           Notes to Condensed Consolidated Financial Statements...........    7
Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................   12
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....   18


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings..............................................   19
Item 2.    Changes in Securities and Use of Proceeds......................   19
Item 3.    Defaults upon Senior Securities................................   19
Item 4.    Submission of Matters to a Vote of Security Holders............   19
Item 5.    Other Information..............................................   19
Item 6.    Exhibits and Reports on Form 8-K...............................   19

SIGNATURES................................................................   21

EXHIBIT INDEX.............................................................   22

                         PART I - FINANCIAL INFORMATION
                         Item 1 - Financial Statements

                        MICROELECTRONIC PACKAGING, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                JUNE 30,      December 31,
                                                  1999            1998
--------------------------------------------------------------------------
ASSETS                                        (unaudited)
Current assets:
   Cash                                      $    140,000     $    469,000
   Accounts receivable, net                     1,489,000        1,306,000
   Inventories                                  2,065,000        3,073,000
   Other current assets                           164,000           60,000
--------------------------------------------------------------------------
               TOTAL CURRENT ASSETS             3,858,000        4,908,000
Property, plant and equipment, net              2,051,000        1,806,000
Other non-current assets                          117,000          171,000
--------------------------------------------------------------------------
                                             $  6,026,000     $  6,885,000
==========================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Current portion of long-term debt         $    473,000     $     20,000
   Accounts payable                             3,883,000        4,045,000
   Accrued liabilities                            662,000          908,000
   Debt and accrued interest of
     discontinued operations,
     in default, due on demand                 28,059,000       27,055,000
--------------------------------------------------------------------------
               TOTAL CURRENT LIABILITIES       33,077,000       32,028,000
Long-term debt, less current portion               40,000           49,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT
         Common stock, no par value            40,170,000       40,143,000
         Accumulated deficit                  (67,261,000)     (65,335,000)
--------------------------------------------------------------------------
Total shareholders' deficit                   (27,091,000)     (25,192,000)
--------------------------------------------------------------------------
                                             $  6,026,000     $  6,885,000
==========================================================================

                        MICROELECTRONIC PACKAGING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                           Three months ended June 30,   Six months ended June 30,
                                           ---------------------------   -------------------------
                                                1999          1998           1999          1998
==================================================================================================
Net sales                                  $ 2,182,000    $ 5,825,000    $ 3,924,000   $13,159,000
Cost of goods sold                           1,928,000      4,559,000      3,511,000     9,940,000
--------------------------------------------------------------------------------------------------
Gross profit                                   254,000      1,266,000        413,000     3,219,000
Selling, general and administrative            501,000        934,000      1,047,000     1,710,000
Engineering and product development            178,000        320,000        370,000       592,000
--------------------------------------------------------------------------------------------------
    Income (loss) from operations             (425,000)        12,000     (1,004,000)      917,000
Other income (expense):
  Interest (expense), net                     (507,000)        (3,000)    (1,013,000)      (6,0000)
  Other income, net                             90,000        220,000         91,000       290,000
--------------------------------------------------------------------------------------------------
Income (loss)
  before provision for income taxes           (842,000)       229,000     (1,926,000)    1,201,000
Provision for income taxes                          --             --             --       (18,000)
--------------------------------------------------------------------------------------------------
Net income (loss)                          $  (842,000)   $   229,000    $(1,926,000)  $ 1,183,000
==================================================================================================
Net income (loss) per common share - basic $     (0.08)   $      0.02    $     (0.18)  $      0.11
==================================================================================================
Net income (loss) per common share -
assuming dilution                          $     (0.08)   $      0.02    $     (0.18)  $      0.10
==================================================================================================

                        MICROELECTRONIC PACKAGING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                           Six months ended June 30,
                                                          -------------------------
                                                              1999          1998
===================================================================================
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES        $   (212,000)  $    517,000
-----------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of fixed assets                              (11,000)    (1,024,000)
    Proceeds from the sale of fixed assets                                   10,000
-----------------------------------------------------------------------------------
Net cash used by investing activities                        (11,000)    (1,014,000)
-----------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt
      and promissory notes                                  (106,000)       (21,000)
-----------------------------------------------------------------------------------
Net cash provided (used) by financing activities           (106,000)        (21,000)
-----------------------------------------------------------------------------------
NET DECREASE IN CASH                                        (329,000)      (518,000)
CASH AT BEGINNING OF PERIOD                                  469,000      1,296,000
-----------------------------------------------------------------------------------
CASH AT END OF PERIOD                                   $    140,000   $    778,000
===================================================================================

                        MICROELECTRONIC PACKAGING, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                           IN SHAREHOLDERS' DEFICIT
                                  (unaudited)

                                      Common Stock
                               -------------------------      Accumulated
                                 Shares         Amount          Deficit          Total
                               ----------    -----------     ------------    ------------
Balance at January 1, 1999     10,856,890    $40,143,000     $(65,335,000)   $(25,192,000)

Non-employee stock-based               --                              --
     Compensation                                 27,000                           27,000

Net (loss)                             --             --       (1,926,000)     (1,926,000)
-----------------------------------------------------------------------------------------

Balance at June 30, 1999       10,856,890    $40,170,000     $(67,261,000)   $(27,091,000)
=========================================================================================

                       MICROELECTRONIC PACKAGING, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   QUARTERLY FINANCIAL STATEMENTS
     The accompanying condensed consolidated financial statements and related notes as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim periods. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 1998 in the Company's Annual Report on Form 10-K. Readers of this Quarterly Report on Form 10-Q are strongly encouraged to review the Company's Annual Report on Form 10-K. Copies are available from the Chief Financial Officer of the Company at 9577 Chesapeake Drive, San Diego, California 92123.

2.   INVENTORIES
     Inventories consist of the following:

                                             June 30, 1999    December 31, 1998
                                             -------------    -----------------
                                              (Unaudited)
        Raw materials.....................    $1,722,000        $2,203,000
        Work-in-progress..................     1,003,000         1,531,000
        Finished goods....................         7,000            38,000
        Obsolescence reserve..............      (667,000)         (699,000)
                                              -----------       -----------
                                              $2,065,000        $3,073,000
                                              ===========       ===========


     A substantial portion of the Company's June 30, 1999 inventory, approximately $1.7 million, was purchased for the Company's primary customer. Under the terms of an agreement dated January 5, 1998 between the Company and the customer, the Company has been and continues to be required to maintain certain inventory levels as defined by the agreement. The agreement stipulates that the cost of such inventory will be paid to the Company should the customer terminate the business relationship. Terms of the agreement have been used in determining the carrying value of the Company's June 30, 1999 inventory. The customer can terminate the agreement with 120 days notice, the agreement is not enforceable should the company file bankruptcy, and notice expires in October 2000.

3.   EFFECTS OF INCOME TAXES
     The Company has not recorded provisions for any income taxes for the three and six months ended June 30, 1999, since the Company's operations have generated operating losses for both financial reporting and income tax purposes. A 100% valuation allowance has been provided on the total deferred income tax assets as they are not more likely than not to be realized.

     The Company believes that it has incurred an ownership change pursuant to
     Section 382 of the Internal Revenue Code and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations.

               Notes to Condensed Consolidated Financial Statements (unaudited)
-------------------------------------------------------------------------------
4.   NET INCOME (LOSS) PER SHARE

                                            For the three months ended June 30, 1999
                                            ----------------------------------------
                                              Income         Shares        Per-Share
                                            (Numerator)   (Denominator)      Amount
                                            ----------------------------------------
Loss from continuing operations             $(842,000)             --
BASIC EPS
Loss available to common shareholders       $(842,000)     10,856,890        $(0.08)
                                            ========================================

The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company.

                                            For the three months ended June 30, 1998
                                            ----------------------------------------
                                              Income         Shares        Per-Share
                                            (Numerator)   (Denominator)      Amount
                                            ----------    ------------     ---------
Income from continuing operations           $229,000               --
BASIC EPS
Income available to common shareholders      229,000       10,793,279        $0.02
                                                                           =========
Effect of dilutive securities:
Stock options                                     --        1,408,323
Warrants                                          --               --
                                            ========       ==========
DILUTED EPS
Income available to common
  shareholders + assumed conversions        $229,000       12,201,602        $0.02
                                            ========       ==========      =======

Options to purchase 55,800 shares and warrants to purchase 1,227,693 shares of common stock at prices ranging from $1.00 to $6.50 were outstanding during the second quarter of 1998, but were not included in the computation of diluted EPS because the options' and warrants' exercise prices were greater than the average market price of the common shares for the quarter then ended. The options and warrants, which expire between August 1998 and June 2008 were still outstanding as of June 30, 1998.

                                             For the six months ended June 30, 1999
                                            ----------------------------------------
                                              Income         Shares        Per-Share
                                            (Numerator)   (Denominator)      Amount
                                            ----------    ------------     ---------
Loss from continuing operations             $(1,926,000)           --
Basic EPS
Loss available to common shareholders       $(1,926,000)   10,856,890        $(0.18)
                                            ===========    ==========      =========

The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses by the Company.

               Notes to Condensed Consolidated Financial Statements (unaudited)
-------------------------------------------------------------------------------

                                             For the six months ended June 30, 1998
                                            ----------------------------------------
                                              Income         Shares        Per-Share
                                            (Numerator)   (Denominator)      Amount
                                            ----------    ------------     ---------
Income from continuing operations           $ 1,183,000
Basic EPS
Income available to common shareholders       1,183,000    10,793,279        $ 0.11
                                                                             ======
Effect of dilutive securities
Stock options                                        --     1,404,777
Warrants                                             --            --
                                            -----------    ----------
Diluted EPS
Income available to common
shareholders + assumed conversions          $ 1,183,000    12,201,602        $ 0.10
                                            ===========    ==========        ======

Options to purchase 55,800 shares and warrants to purchase 1,227,693 shares of common stock at prices ranging from $1.00 to $6.50 were outstanding during the first six months of 1998, but were not included in the computation of diluted EPS because the options' and warrants' exercise prices were greater than the average market price of the common shares for the six months then ended. The options and warrants, which expire between August 1998 and June 2008 were still outstanding as of June 30, 1998.

5.  COMMITMENTS AND CONTINGENCIES
    The Company entered into an operating lease for manufacturing facilities and corporate offices commencing September 1, 1997, and extending to October 31, 2002. Minimum monthly rental payments of $16,000 began on November 1, 1997, with scheduled annual increases of 6% to 7% per year beginning November 1, 1998.

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

    In 1999, the Company financed the acquisition of certain machinery and equipment for a total obligation of $549,000. The amounts are payable over twelve monthly installments of $46,000 each, ending in April and June 2000.

6.  ASIAN CREDITOR LOAN AGREEMENTS GUARANTEED BY MPI
    As further described below, and as of the date of this filing, the Company has signed agreements with each of the eight creditors of the Singapore subsidiaries which, subject to approval of the Company's shareholders, proposes to convert and cancel the approximately $28.1 million in debt and accrued interest owed to those eight creditors, for 9,362,777 shares of the Series A Convertible Preferred Stock of the Company, which will initially be convertible into 18,725,554 shares of the Company's Common Stock. A further description of this conversion is set forth below.

    With respect to the Company's subsidiaries in Singapore, all of which ceased operations in 1997 ("Singapore Subsidiaries"), the Company guaranteed certain debt obligations of the Singapore Subsidiaries ("Guaranty Obligations"). During 1998, the Company entered into settlement agreements ("Settlement Agreements") with each of the eight creditors of

               Notes to Condensed Consolidated Financial Statements (unaudited)
-------------------------------------------------------------------------------

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

    After entering into the Settlement Agreements, the Company determined that it would not have the ability to pay any portion of the Settlement Payments by the Settlement Due Date. Therefore, the Company and the Singapore Subsidiary Creditors negotiated new terms for the settlement of the Guaranty Obligations, which new settlement terms are set forth in definitive agreements entered into between the Company and each of the eight Singapore Subsidiary Creditors during 1999 ("Definitive Agreements"). The Definitive Agreements provide that the entire amount of the Guaranty Obligations would be converted into shares of the Company's Series A Preferred Stock ("Debt to Equity Conversion") upon approval by a majority of the Company's shareholders. Based upon extension agreements which were signed by the Singapore Subsidiary Creditors during July 1999, these creditors have agreed to an extension of the deadline for the Debt to Equity Conversion to August 31, 1999. Each share of Series A Preferred Stock would be convertible into two shares of the Company's Common Stock, have a 3.5% per annum cumulative dividend, liquidation preferences, registration rights, and certain other rights, preferences and privileges senior to the Company's Common Stock. Upon the effective date of the Debt to Equity Conversion, the entire amount that would be shown on the Company's accompanying financial statements as "Debt and accrued interest of discontinued operations, in default, due on demand ("Discontinued Operations Debt"), the aggregate amount of which is $28,059,000 as of June 30, 1999, would be converted into shares of the Company's Series A Preferred Stock or reflected as a gain on the Company's Statement of Operations. Upon such conversion, the Discontinued Operations Debt would be reduced to zero.

    The Company currently has filed a Consent Solicitation Statement with the Securities and Exchange Commission ("SEC"). Assuming approval by the SEC, this Consent Solicitation Statement will be mailed to all shareholders of the Company in an effort to obtain shareholder approval for the Debt to Equity Conversion. If the proposal is not approved by the shareholders of the Company by August 31, 1999, the Company will request an additional extension of time beyond August 31, 1999 for a reasonable time to enable the Company to receive shareholder approval. However there is no assurance that such request for extensions will be granted.

    In connection with one of the Singapore Subsidiary Creditors, the Company has entered into an agreement with this Singapore Subsidiary Creditor, pursuant to which all of the rights of such creditor under the Guaranty Obligations will be assigned to one or more third parties (some of whom are employees of the Company). All of such third parties have agreed, upon such assignment, to enter into Conversion Agreements and participate in the Debt to Equity Conversion on the same terms and conditions as the other Singapore Subsidiary Creditors ("Creditor Assignment"). The Creditor Assignment will become effective upon the approval of the Debt to Equity Conversion by the Company's

               Notes to Condensed Consolidated Financial Statements (unaudited)
-------------------------------------------------------------------------------

    shareholders. In the event the Company is successful in obtaining shareholder approval of the Debt to Equity Conversion, the Discontinued Operations Debt will be eliminated in its entirety and the Company will no longer have any liabilities under the Guaranty Obligations. In addition, if the Company is successful in completing the Debt to Equity Conversion, the equity interests of the Company's existing shareholders will be substantially diluted and the Singapore Subsidiary Creditors, assuming conversion of all their Series A Preferred Stock on the closing of the Debt to Equity Conversion, would own a majority of the outstanding Common Stock of the Company.

7.  GOING CONCERN
    The Company's accompanying financial statements have been prepared assuming the Company (along with its only operating subsidiary, CTM) will continue as a going concern. A number of factors, including the Company's history of significant losses, the debt service costs associated with the Guaranty Obligations and the Company's other debt obligations, and the current uncertainty regarding whether the Company will successfully complete the Debt to Equity Conversion, raise substantial doubts about the Company's ability to continue as a going concern. As of June 30, 1999, the Company has an accumulated deficit of $67.3 million and a working capital deficiency of $29.2 million, which includes $28.1 million of liabilities under the Guaranty Obligations. In the event the Company is not successful in completing the Debt to Equity Conversion, and any of the Singapore Subsidiary Creditors demand that the Company pay any portion of the Settlement Payments or any of the Company's liabilities under the Guaranty Obligations, the Company would be unable to do so. If the Company fails to complete the Debt to Equity Conversion, material adverse impacts will occur with respect to the Company's financial condition and ability to continue as a going concern. Furthermore, the company believes such failure would be likely to require the Company and its U.S. subsidiaries to initially seek bankruptcy protection under Chapter 11 of Title 11 of the United States
    Code and there can be no assurance any such bankruptcy proceeding would remain as a chapter 11 proceeding.

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

RESULTS OF OPERATIONS

NET SALES

For the three months ended June 30, 1999, net sales were $2,182,000 as compared to net sales of $5,825,000 for the second quarter of 1998, resulting in decreased sales of $3,643,000 or 62%. The decrease in net sales is primarily the result of decreased shipments to the Company's largest customer. Sales to this one customer comprised 90% and 91% of total net sales for the second quarters of 1999 and 1998, respectively. Sales to this customer declined from $5,039,000 for the second quarter of 1998 to $1,958,000 for the second quarter of 1999, a decrease of $3,081,000 or 61%. Units shipped to this one customer declined by 47%, reflecting lower demand from the customer in the second quarter of 1999 as compared to the second quarter of 1998. Revenue in terms of dollars declined by more than revenue in terms of units because of a significant shift in product mix in 1999. Approximately 40% of sales to the Company's largest customer in 1999 were comprised of the repair and upgrade of multi-chip modules
(MCMs). This repair activity generates only approximately one-fourth of the dollar revenue as compared to the dollar revenue of newly-built MCMs, thereby causing a decline in revenue dollars greater than the decline in revenue units. Such repair activities comprised only approximately 10% of sales for the second quarter of 1998.

For the six months ended June 30, 1999, net sales were $3,924,000, representing a decrease of $9,235,000 or 70% over net sales of $13,159,000 for the corresponding period of 1998. The decrease in net sales is primarily the result of decreased shipments to the Company's largest customer. Sales to this one customer comprised 88% and 93% of total net sales for the six month periods ended June 30, 1999 and 1998, respectively. The dollar value of shipments to the Company's largest customer declined by 66% for the six month period ended June 30, 1999 as compared to the same period in 1998. Unit shipments to that same customer declined by 41% over the same comparative periods. Approximately 40% of sales to the Company's largest customer in the six months ended June 30, 1999 were comprised of the repair and upgrade of MCMs, as compared to less than 10% in the six months ended June 30, 1998. This repair activity caused the decline in revenue dollars to be greater than the decline in revenue units as described above.

COST OF GOODS SOLD

For the three months ended June 30, 1999, the cost of goods sold was $1,928,000 as compared to $4,559,000 for the second quarter of 1998, a decrease of 2,631,000 or 58%. The decrease in cost of goods sold is partially due to a 41% decline in total MCM units shipped from 1998 to 1999.

The decrease in units shipped was exacerbated by a 33% decrease in the average selling price of a unit shipped in 1999 as compared to the corresponding quarter of 1998. The primary reason for the decrease in average cost per unit sold results from the change in product mix due to the repair and upgrade activities described above.

For the six months ended June 30, 1999, the cost of goods sold was $3,511,000, representing a decrease of $6,429,000 or 65% over cost of goods sold of $9,940,000 for the corresponding period of 1998. The decrease in cost of goods sold is partially due to a 37% decline in MCM units shipped from 1998 to 1999. The decrease in units shipped was exacerbated by an approximately 50% decrease in the average selling price of a unit shipped in 1999 as compared to the corresponding quarter of 1998. The primary reason for the decrease in average cost per unit sold results from the change in product mix due to the repair and upgrade activities described above.

GROSS PROFIT

Gross profit was $254,000 (12% of net sales) for the second quarter of 1999 as compared to $1,266,000 (22% of net sales) for the second quarter of 1998. The decrease in gross profit is attributable to the decrease in sales. The decrease in gross profit as a percentage of net sales is the result of the change in product mix, as discussed above, as well as the effect of the absorption of fixed manufacturing costs over lower sales revenue for the 1999 period as compared to the 1998 period.

Gross profit was $413,000 (11% of net sales) for the six months ended June 30, 1999 as compared to $3,219,000 (24% of net sales) for the six months ended June 30, 1998. The decrease in gross profit as a percentage of net sales is the result of the change in product mix, as discussed above, as well as the effect of the absorption of fixed manufacturing costs over lower sales revenue for the 1999 period as compared to the 1998 period.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $501,000 for the second quarter of 1999, representing a decrease of $433,000 or 46% from the second quarter of 1998. Selling, general and administrative expenses were $1,047,000 for the six months ended June 30, 1999, representing a decrease of $663,000 or 39% from the comparative period of 1998. The decreases are the result of a reduction of consulting fees which had been incurred by the Company in 1998, as well as reductions in staffing commensurate with the lower sales volume activity in 1999.

ENGINEERING AND PRODUCT DEVELOPMENT

Engineering and product development expenses were $178,000 for the second quarter of 1999 and $370,000 for the six months ended June 30, 1999, representing decreases of $142,000 or 44% and $222,000 or 38% from the corresponding periods of 1998, respectively. The decreases are primarily comprised of decreased use of outside consultants in 1999 as compared to 1998.

INTEREST EXPENSE

Interest expense was $507,000 for the second quarter of 1999, representing an increase of $504,000 from the corresponding quarter of 1998. Interest expense was $1,013,000 for the six months ended June 30, 1999, representing an increase of $1,007,000 from the same period of 1998. The Company had previously recorded at June 30, 1997 estimated interest on the Guaranty Obligations through December 31, 1998, as part of the estimated loss on its discontinued operations. Since the Guaranty Obligations have not yet been paid, the Company initiated the accrual of interest thereon at the beginning of 1999. The Company has accrued but not paid this interest. No provision for this interest expense was necessary in 1998 as the Company had accrued interest expense at June 30, 1997 as part of its discontinued operations. See Note 6 to the accompanying Condensed Consolidated Financial Statements for an explanation of how the Company intends to eliminate the Guaranty Obligations and the associated interest expense.

OTHER INCOME

Other income was $90,000 for the second quarter of 1999, as compared to $220,000 for the second quarter of 1998. Other income was $91,000 for the six months ended June 30, 1999 as compared to $290,000 for the same period of 1998. Other income for 1999 is primarily comprised of the estimated collection of a receivable from 1997. Other income for 1998 was comprised of the amortization of deferred revenue and the collection of an insurance recovery, both of which were related to the Company's former Singapore operations, and which were reclassified to discontinued operations at December 31,1998.

EFFECTS OF INCOME TAXES

The Company has not recorded provisions for any income taxes for the three and six months ended June 30, 1999, since the Company's operations have generated operating losses for both financial reporting and income tax purposes. A 100% valuation allowance has been provided on the total deferred income tax assets as they are not more likely than not to be realized.

The Company believes that it has incurred an ownership change pursuant to
Section 382 of the Internal Revenue Code, and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1999, operating activities of continuing operations used $212,000. The source of the Company's cash flow during this period was principally the liquidation of inventory. Investing activities, consisting principally of the acquisition of fixed assets of continuing operations, used $11,000. At June 30, 1999, the Company had a working capital deficiency of $29,219,000 and an accumulated deficit of $67,261,000. At June 30, 1999, the Company had outstanding approximately $28,059,000 of principal and accrued interest under the Guaranty Obligations.

The Company's sources of available liquidity at June 30, 1999 consisted of inventories of $2,065,000, trade accounts receivable of $1,489,000 and its cash balance of $140,000. The Company has no borrowing arrangements available to it.

As indicated in Note 6 to the Condensed Consolidated Financial Statements, the Company has renegotiated its settlement of the Guaranty Obligations, pursuant to which settlement all liabilities and accrued interest under the Guaranty Obligations would be converted into 9,362,777 shares of the Company's Series A Preferred Stock. If the Conversion Agreements are not all finalized, or if the Company's shareholders do not approve the Debt to Equity Conversion, the entire liability of $28,059,000 under the Guaranty Obligations, which is currently in default, will be immediately due and payable.

FUTURE OPERATING RESULTS

Status as a Going Concern. The Company's independent certified public accountants have included an explanatory paragraph in their audit report with respect to the Company's 1998, 1997, 1996 and 1995 consolidated financial statements related to a substantial doubt with respect to the Company's ability to continue as a going concern. Absent outside debt or equity financing, and excluding significant expenditures required for the Company's major projects and assuming the Company is successful in restructuring its liability under the Guaranty Obligations, the Company currently anticipates that cash on hand and anticipated cash flow from operations may be adequate to fund its operations in the ordinary course throughout 1999 and 2000. In the event the Company is not successful in completing the Debt to Equity Conversion, and any of the Singapore Subsidiary Creditors demand that the Company pay any portion of the Settlement Payments or any of the Company's liabilities under the Guaranty Obligations, the Company would be unable to do so. If the Company fails to complete the Debt to Equity Conversion, material adverse impacts will occur with respect to the Company's financial condition and ability to continue as a going concern. Furthermore, the Company believes such failure would be likely to require the Company and its U.S. subsidiaries to initially seek bankruptcy protection under Chapter 11 of Title 11 of the United States Code and there can be no assurance any such bankruptcy proceeding would remain as a Chapter 11 proceeding. Further, any significant increase in planned capital expenditures or other costs or any decrease in or elimination of anticipated sources of revenue could cause the Company to restrict its business and product development efforts. If adequate revenues are not available, the Company will be unable to execute its business development efforts and may be unable to continue as a going concern. There can be no assurance that the Company's future consolidated financial statements will not include another going concern explanatory paragraph if the Company is unable to restructure its liability under the Guaranty Obligations and become profitable. The factors leading to and the existence of the explanatory paragraph will have a material adverse effect on the Company's ability to obtain additional financing.

Risk of Bankruptcy. If the Company is not able to restructure its liabilities under the Guaranty Obligations, the Company believes it will initially file for reorganization under Chapter 11 of Title 11 of the United States Code or if a Chapter 11 bankruptcy cannot be completed, the company may be liquidated under Chapter 7 of Title 11 of the United States Code. There can be no assurance that if the Company decides to reorganize under the applicable laws of the United States that such reorganizational efforts would be successful or that shareholders would receive any distribution on account of their ownership of shares of the Company's stock. Similarly, there can be no assurances that if the Company decides to liquidate under the applicable laws of the United States that such liquidation would result in the shareholders receiving any distribution on account of their ownership of shares of the Company's stock. In fact, if the Company were to be reorganized or liquidated under the applicable laws of the United

States, the bankruptcy laws would require (with limited exceptions) that the creditors of the Company be paid before any distribution is made to the shareholders.

Certain Obligations of MPS. In connection with Microelectronic Packaging (S) Pte. Ltd. ("MPS") borrowing from Citibank N.A., Motorola guaranteed (and subsequently satisfied MPS' obligation) $2.2 million in borrowings from Citibank N.A. Under the terms of the agreement relating to Motorola's guarantee, MPI granted Motorola a security interest in all of the issued and outstanding capital stock of MPS, CTM Electronics, Inc. ("CTM") and Microelectronic Packaging America ("MPA"). While in default, Motorola may have the right to vote and give consents with respect to all of the issued and outstanding capital of MPS, CTM and MPA. As a result, during the continuation of any such event of default, MPI may be unable to control at the shareholder level the direction of the subsidiaries that generate substantially all of the Company's revenues and hold substantially all of the Company's assets. Any such loss of control would have a material adverse effect on the Company's business, prospects, financial condition, results of operations and status as an ongoing concern and could force the Company to seek protection under what it believes would initially be Chapter 11 of Title 11 of the United States Code or similar bankruptcy laws of Singapore however there can be no assurance it would remain a Chapter 11. The other Asian debt agreements contain numerous restrictions and events of default that have been triggered by the aforementioned actions and would, if they became effective and operative, materially adversely affect the Company's business, prospects, results of operations, condition and status as an ongoing concern and could force the Company to seek protection under what it believes would initially be Chapter 11 of Title 11 of the United States Code or similar bankruptcy laws of Singapore however there can be no assurance it would remain a Chapter 11.

In July 1999, the Company and Motorola signed a definitive agreement which calls for the conversion of all the Company's liabilities to Motorola under the Guaranty Obligations into shares of the Company's Series A Preferred Stock, as explained in Note 6 to the accompanying Condensed Consolidated Financial Statements. There can be no assurance that the Company will be successful in its efforts to obtain Shareholder approval to complete this Debt to Equity Conversion Agreement.

Reliance on Schlumberger. Sales to one customer, Schlumberger, accounted for 90% of the Company's net sales in the second quarter of 1999 and is expected to continue to account for most of the Company's net sales in 1999. Under the agreement between Schlumberger and the Company entered into in January 1998, the Company is obligated to provide Schlumberger with its requirements for MCM product. Given the Company's anticipated continued reliance on its MCM business as a large percentage of overall net sales, the failure to meet Schlumberger's requirements will materially adversely affect the Company's ability to continue as a going concern. In addition, under the terms of the agreement, Schlumberger is entitled to request repricing of the Company's products. Schlumberger has requested repricing on several occasions in the past. Such repricing in the future may result in the Company being unable to produce the products made for Schlumberger with an adequate operating profit, and the Company may be unable to compete with the prices of other vendors who supply the same or similar products to Schlumberger. The failure to satisfy the terms of the agreement, or the failure of the Company to achieve an operating profit under the contract, would have a material adverse impact on the Company's business, financial condition, and results of operation.

Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry and in other industries concerning the potential effects associated with such compliance. Although the Company currently offers products that are designed to be Year 2000 compliant, there can be no assurance that the Company's products and the software products used by the Company contain all necessary date code changes. As of June 30, 1999, the Company has partially completed an analysis of its readiness for compliance with the Year 2000 change. Its assessment of its manufacturing systems and company products reveals that no known Year 2000 issues currently exist either in the products, their raw materials, or their relationship as components to larger systems produced by its customers; its financial systems software has been upgraded to a newer replacement system, and which system is Year 2000 compliant; documentation systems that currently use fixed dating are Year 2000 compliant, while those that require revision dating are currently under review; and approximately 50% of the Company's computing hardware systems have been upgraded to be Year 2000 compliant. The Company's costs to become Year 2000 compliant as of June 30, 1999 have been $235,000 for computer software and $48,000 for computer hardware.

The Company has not yet completed its analysis of its readiness for compliance with the Year 2000 change. Based upon the partial analysis described above, the Company believes its exposure to Year 2000 risks is limited because the majority of the Company's recordkeeping systems are new and compliant and have been installed within the last two years. The Company utilizes no custom-programmed "legacy" software or hardware systems known to need Year 2000 upgrading or conversion. The Company believes it should be fully compliant with its Year 2000 issues by the end of the third quarter of 1999 when it believes it will have completed due diligence of its internal systems and supplier compliance requirements, as well as completed the remaining 50% of its computing hardware upgrades needed. However, there can be no assurance that conditions or events may occur during the course of the completion of this analysis which will have an adverse impact on the Company's readiness for compliance with the Year 2000 change. In addition, the Company cannot be certain that its suppliers, service providers and customers will be Year 2000 compliant. The failure of these companies to be fully compliant could create critical cash shortages to the Company due to the inability of customers to send payments to the Company. In addition, any product shortages from suppliers, or service shutdowns from the Company's utility or communications providers could potentially shut down the Company's manufacturing operations, thereby causing a material adverse impact on the Company's operations and liquidity.

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

The Company has outstanding indebtedness at June 30, 1999 to DBS denominated in Singapore dollars of approximately Singapore $737,000 (U.S. equivalent $445,000). All of the Company's other indebtedness is denominated in U.S. dollars, and all other Singapore-based assets have been liquidated by the receiver of MPM or MPS and used to retire outstanding indebtedness. Accordingly, the Company believes its exposure to foreign currency rate movements is limited.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Reports on Form 8-K.

         None.


         The Exhibits filed as part of this report are listed below.

         Exhibit No.  Description
         -----------  -----------
         10.81 First Amendment to Debt Conversion and Mutual Settlement and Release Agreement between Transpac Capital and the Company dated June 30, 1999.
         10.82 Debt Conversion and Mutual Settlement and Release Agreement between Motorola, Inc. and the Company dated June 3, 1999.
         10.83 First Amendment to Debt Conversion and Mutual Settlement and Release Agreement between Motorola, Inc. and the Company dated June 30, 1999.
         10.84 First Amendment to Debt Conversion and Mutual Settlement and Release Agreement between Texas Instruments Incorporated and the Company dated June 30, 1999.
         10.85 First Amendment to Debt Conversion and Mutual Settlement and Release Agreement between ORIX Leasing and the Company dated June 30, 1999.

         10.86 Debt Conversion and Mutual Settlement and Release Agreement between The Development Bank of Singapore Limited and the Company dated April 30, 1999.
         10.87 First Amendment to Debt Conversion and Mutual Settlement and Release Agreement between The Development Bank of Singapore Limited and the Company dated June 30, 1999.
         10.88 Nonbinding Letter Agreement between Samsung Corning Co., Ltd. and the Company.
         10.89 Debt Conversion and Mutual Settlement and Release Agreement between Samsung Corning Co., Ltd. and the Company dated May 3, 1999.
         10.90 First Amendment to Debt Conversion and Mutual Settlement and Release Agreement between Samsung Corning Co., Ltd. and the Company dated June 30, 1999.
         10.91 Debt Conversion and Mutual Settlement and Release Agreement between NS Electronics Bangkok (1993), Ltd. and the Company and the Company dated May 3, 1999.
         10.92 First Amendment to Debt Conversion and Mutual Settlement and Release Agreement between NS Electronics Bangkok
                      (1993), Ltd. and the Company dated June 30, 1999.
         10.93 Debt Conversion and Mutual Settlement and Release Agreement between FI Financial, LLC and the Company dated June 10, 1999.
         10.94 First Amendment to Debt Conversion and Mutual Settlement and Release Agreement between FI Financial, LLC and the Company dated June 30, 1999.
         10.95 Nonbinding Letter Agreement between STMicroelectronics, Inc. and the Company dated April 14, 1999.
         27.1         Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MICROELECTRONIC PACKAGING, INC.
                                       -------------------------------
                                               (Registrant)


Date:  August 12, 1999                 By: /s/  Denis J. Trafecanty
       ---------------                    --------------------------------------
                                           Denis J. Trafecanty
                                           Senior Vice President,
                                           Chief Financial Officer and Secretary

                                 EXHIBIT INDEX

         Number       Description
         ------       -----------
         10.81        First Amendment to Debt Conversion and Mutual Settlement
                      and Release Agreement between Transpac Capital and the Company dated June 30, 1999.
         10.82        Debt Conversion and Mutual Settlement and Release
                      Agreement between Motorola, Inc. and the Company dated
                      June 3, 1999.
         10.83        First Amendment to Debt Conversion and Mutual Settlement
                      and Release Agreement between Motorola, Inc. and the Company dated June 30, 1999.
         10.84        First Amendment to Debt Conversion and Mutual Settlement
                      and Release Agreement between Texas Instruments
                      Incorporated and the Company dated June 30, 1999.
         10.85        First Amendment to Debt Conversion and Mutual Settlement
                      and Release Agreement between ORIX Leasing and the Company dated June 30, 1999.
         10.86        Debt Conversion and Mutual Settlement and Release
                      Agreement between The Development Bank of Singapore
                      Limited and the Company dated April 30, 1999.
         10.87        First Amendment to Debt Conversion and Mutual Settlement
                      and Release Agreement between The Development Bank of
                      Singapore Limited and the Company dated June 30, 1999.
         10.88        Nonbinding Letter Agreement between Samsung Corning Co.,
                      Ltd. and the Company.
         10.89        Debt Conversion and Mutual Settlement and Release
                      Agreement between Samsung Corning Co., Ltd. and the
                      Company dated May 3, 1999.
         10.90        First Amendment to Debt Conversion and Mutual Settlement
                      and Release Agreement between Samsung Corning Co., Ltd.
                      and the Company dated June 30, 1999.
         10.91        Debt Conversion and Mutual Settlement and Release
                      Agreement between NS Electronics Bangkok (1993), Ltd. and the Company dated May 3, 1999.
         10.92        First Amendment to Debt Conversion and Mutual Settlement
                      and Release Agreement between NS Electronics Bangkok
                      (1993), Ltd. and the Company dated June 30, 1999.
         10.93        Debt Conversion and Mutual Settlement and Release
                      Agreement between FI Financial, LLC and the Company dated
                      June 10, 1999.
         10.94        First Amendment to Debt Conversion and Mutual Settlement
                      and Release Agreement between FI Financial, LLC and the
                      Company dated June 30, 1999.
         10.95        Nonbinding Letter Agreement between STMicroelectronics,
                      Inc. and the Company dated April 14, 1999.

         27.1         Financial Data Schedule