Form 10-K/A
period 1998-12-31
MICROELECTRONIC PACKAGING INC /CA/
filed 1999-09-21
CIK 916232

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          __________________________

                                  FORM 10-K/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended             December 31, 1998
                          ------------------------------------------
                                                OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________________ to ___________________

                       Commission file number:  0-23562

                        MICROELECTRONIC PACKAGING, INC.
            (Exact name of Registrant as specified in its charter)

            California                            94-3142624
  -------------------------------    --------------------------------------
     (State of Incorporation)         (I.R.S. Employer Identification No.)

              9577 Chesapeake Drive, San Diego, California 92123
          ----------------------------------------------------------
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No ________
                                        -----

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

                     Documents Incorporated By Reference.

 Portions of the Registrant's Definitive Proxy Statement for the Registrant's
   Annual Meeting to be filed with the SEC on or before April 30, 1999, are incorporated by reference into Part III of this Report on Form 10-K.

                                    PART I

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

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Operating Results - Repayment of Debt Obligations by MPM and MPS - Adverse Impact of MPM and MPS Liquidations on MPI - Certain Obligations of MPS - High Leverage."

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

     Turnkey Contract Manufacturing and Design Services. The Company offers complete turnkey design, assembly and test services as a total solution for outsourced manufacturing. interconnection of electronic systems. The Company believes these services provide customers with a cost-effective alternative to existing product design processes from internal operations or competitors of the Company. To facilitate awareness of the Company's manufacturing services, QuickTurn Turnkey Manufacturing(TM) and QTM(TM) were established as unregistered trademarks.

CUSTOMERS, APPLICATIONS AND MARKETS

     The Company believes the serviceable markets for the company's services are extremely broad as the electronic content of nearly everything that is manufactured increases. Highly visible markets include wireless/telecommnucations, medical, commercial/consumer, computer, automated test equipment (ATE), military/aerospace, and instrumentation. In 1998 the Company increased its investment in sales and marketing into the goal of expanding its customer base and participating in markets not previously served such as wireless, medical and automotive markets. The Company doubled the number of customers in 1998 from 5 to 12 and is focused on reducing its dependence on its largest customer, Schlumberger. There can be no assurance the Company will be successful in reducing its dependence on Schlumberger. Sales to Schlumberger accounted for 87%, 89% and 76% of the Company's net sales in 1998, 1997 and 1996 respectively. The majority of the Company's 1998 third and fourth quarters' sales were repair of Schlumberger's products, rather than the manufacture of new products. This repair work continued into 1999. The Company furnishes chip-on-board multi chip modules (MCM) to this customer for automated test equipment usage. The Company's primary geographical market is North America. In 1998 95% of the Company's sales were to customers in North America for COB and SMT products. During 1998, 1997 and 1996 the Company had foreign net sales of $0, $90,000 and $1,785,000, respectively. In 1998, the Company began supplying to National Semiconductor in Singapore and Japan. Also in 1998, the Company launched a sales effort in Europe.

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

     Schlumberger. In January 1998, the Company signed an agreement with Schlumberger. Pursuant to the terms of the agreement, MPI supplies MCM products to Schlumberger. The agreement includes warranty provisions, protection for raw materials purchased by MPI against production demand forecasts supplied by Schlumberger but subsequently changed, and pricing provisions. After March 31, 1998, there is no commitment from Schlumberger to purchase from the Company any amount or a minimum amount of MCM products. The pricing provisions of the agreement provide for periodic review of the selling prices of the Company's products. Such reviews can be requested by either the Company or Schlumberger. In 1998, the Company agreed to several pricing reviews and anticipates further declines in unit selling prices of selected products provided by the Company to Schlumberger. The agreement expires in October 2000. See "Liquidity and Capital Resources - Reliance on Schlumberger - Legal Proceedings."

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

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Future Operating Results - Future Capital Needs; Need for Additional Financing - Repayment of Debt Obligations by MPM and MPS - Adverse Impact of MPM and MPS Liquidations on MPI - High Leverage - Status as a Going Concern."

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

ENGINEERING AND PRODUCT DEVELOPMENT

     The Company provides design, assembly and test services and features engineering and product development as a differentiating service over its competitors. In 1998, the Company added the position of Vice President of Technology and increased its expenditures for engineering and product development. The Company works closely with its customers to develop expertise in new electronic assembly and packaging technologies based upon market demand. Primary focus in 1998 was on process engineering for chip-on-board and surface mount technologies including ball grid array and "flip chip" interconnect processes. In addition, the Company invested in flexible substrate and low temperature co-fired ceramic substrate packaging technology, projected to be of increased demand in 1999 for commercial and wireless products. The Company also uses outside services for x-ray, surface analysis and ultrasonic imaging, as well as specialized design such as ASIC design, to supplement its internal capabilities. Engineering and product development expenditures were approximately $1,060,000, $760,000 and $666,000 in 1998, 1997 and 1996,
respectively.

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

     In 1998, MPI's primary customer (Schlumberger) developed second sources for the products previously provided exclusively by MPI. As a result the Company faces intense competition for the Schlumberger business from Natel Engineering and VLSI Packaging. In response, the Company launched programs aimed at quality improvement, manufacturing cycle time reduction, and cost reduction and believes that it provides equal or superior services that should enable the Company to remain as a qualified supplier to this key customer.

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

INTELLECTUAL PROPERTY RIGHTS

     The Company believes that the success of its business depends more on the technical competence, creativity and marketing abilities of its employees, rather than on patents, trademarks and other intellectual property rights. Nevertheless, the Company has a policy of seeking patents as appropriate on inventions resulting from its ongoing engineering and product development activities. In addition, the Company has acquired intellectual property rights through business acquisitions and technology licenses. The Company owns five United States patents. The Company has permitted two of these to lapse through non-payment of renewal fees. The other three expire beginning in February 2002 through July 2010. In addition, the Company owns three foreign patents, which expire beginning in

May 1999 through March 2009, and eleven foreign patent applications are currently pending. The Company owns one registered United States trademark. The Company continuously seeks to protect its intellectual property through proper documentation and protective marking of designs and concepts.

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


EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The Company's executive officers and key employees, and their ages as of March 23, 1999, are:

     Name                      Age      Position
     ----                      ---      --------
     Andrew K. Wrobel          47       Chairman of the Board, President and Chief Executive Officer
     Denis J. Trafecanty       56       Senior Vice President and Chief Financial Officer and Secretary
     Timothy R. Sullivan       42       Vice President and Controller
     Dudley E. Westlake        53       Vice President, Sales and Marketing
     Pete H. Hudson, Ph.D.     58       Vice President, Technology
     Craig S. Iwami            36       Director of Operations

     Andrew K. Wrobel, age 47, has served as the Chairman, President and Chief Executive Officer of the Company since January 1999. Prior to that, Mr. Wrobel was President, Chief Executive Officer and Director of the Company since October 1997. From 1988 to 1997, Mr. Wrobel served as Chairman, President and Chief Executive Officer of GIGATEK Memory Systems, Inc., a manufacturer of computer disk drive back up cartridges. Prior to 1988, Mr. Wrobel was Vice President of Technology for Carlisle Memory Products Group and Vice President of Engineering for Data Electronics, and held various management positions in Marketing and Engineering at Texas Instruments and BASF. Mr. Wrobel holds a Masters degree from the Massachusetts Institute of Technology.

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

     Two of the Company's former directors, Lewis Solomon and Gary Stein ("Plaintiffs"), have filed a lawsuit on December 18, 1998 in the state of New York against the Company and its major customer, Schlumberger. This filing was made one day after Gary Stein resigned from the Company's Board of Directors. Lewis Solomon previously resigned in August 1998 from the Company's Board of Directors. In the complaint, Plaintiffs have charged that the Company failed to pay them for alleged consulting services, expense reimbursements and other forms of compensation aggregating $101,250. Further, Plaintiffs allege that they were wrongfully terminated, thereby preventing them from exercising stock options, and that the Company interfered with the Plaintiffs prospective economic relationships and business advantages as consultants and directors of public corporations. The total of other alleged damages claimed by Plaintiffs are $5.5 million plus additional damages to be determined at trial. The Company believes that the Plaintiffs' claims are without merit and will vigorously oppose these allegations. In addition, the Company has made substantial counterclaims against Plaintiffs for damages of $829,020, attorneys fees and additional damages to be proven at trial. In the counterclaim, the Company alleged that Mr. Solomon and Mr. Stein, as directors, voted to approve an agreement between themselves and the Company which would compensate them as consultants in addition to director fees that Mr. Solomon and Mr. Stein were then being paid, which agreement was not approved by a majority of disinterested directors in accordance with California Corporations Code 310(a). In addition, the counterclaim alleges Mr. Solomon and Mr. Stein voted themselves various options in violation of the same Code and that the agreement was not signed by a Company officer with requisite authority to approve such an agreement. And finally, the counterclaim alleges that in approving the agreement, Mr. Solomon and Mr. Stein breached their fiduciary duties and they did not provide any services of material benefit to the Company.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                                               Fiscal Year Ended December 31,
                                                 ----------------------------------------------------------------------------------
                                                       1998            1997            1996              1995            1994
                                                 --------------   -------------   --------------    --------------  --------------
                                                   (Restated)       (Restated)      (Restated)
                                                                       (In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net sales (4)...................................        $19,271         $28,522         $ 19,044          $15,181          $10,445
Cost of goods sold..............................         14,714          23,352           15,774           11,980            9,512
                                                 --------------   -------------   --------------    -------------   --------------
Gross profit....................................          4,557           5,170            3,270            3,201              933
Selling, general and administrative.............          2,915           4,204            4,353            4,524            3,042
Engineering and product development.............          1,060             760              666              565              406
                                                 --------------   -------------   --------------    -------------   --------------
Income (loss) from operations...................            582             206           (1,749)          (1,888)          (2,515)
Other income (expense):
   Interest expense (6).........................         (2,269)         (2,535)          (3,193)             (69)             (90)
   Royalty revenue..............................             --              --               --               --              153
   Other income.................................            179             120               10               66              235
                                                 --------------   -------------   --------------    -------------   --------------
Income (loss) from continuing operations
  before income taxes...........................         (1,508)         (2,209)          (4,932)          (1,891)          (2,217)
Provision for income taxes......................            (18)             --               --               --               --
Discontinued operations (5)(6)..................         14,188          (7,609)         (36,337)             505             (722)
                                                 --------------   -------------   --------------    -------------   --------------
Net income (loss) (1)(3)........................        $12,662         $(9,818)        $(41,269)         $(1,386)         $(2,939)
                                                 ==============   =============   ==============    =============   ==============
Net income (loss) per common share:(2)
   Historical...................................        $ (0.14)        $ (0.21)        $  (0.90)         $ (0.41)         $  --
   Pro forma before change in accounting
   principle (unaudited)........................             --              --               --               --            (0.53)
   Discontinued operations......................           1.31           (0.74)           (6.67)            0.11            (0.17)
                                                 --------------   -------------   --------------    -------------   --------------
   Net profit (loss)............................        $  1.17         $ (0.95)        $  (7.57)         $ (0.30)         $ (0.70)
                                                 ==============   =============   ==============    =============   ==============
Shares used in pro forma per share calculation..         10,818          10,361            5,445            4,660            4,174
                                                 ==============   =============   ==============    =============   ==============

                                                                                    December 31,
                                                 ---------------------------------------------------------------------------------
                                                     1998 (5)         1997             1996            1995             1994
                                                 --------------   -------------   --------------   --------------   --------------
                                                                    (Restated)       (Restated)
                                                                                   (In thousands)
Consolidated Balance Sheet Data:
Working capital (deficiency)...................        $(27,120)       $(39,406)        $(29,442)        $ (4,883)        $   (368)
Total assets...................................           6,885           9,911           24,894           42,427           27,635
Current liabilities............................          32,028          47,823           50,153           25,438           16,603
Long-term debt, less current portion...........              49              69            4,782            9,573            2,230
Accumulated deficit............................         (65,335)        (77,997)         (68,179)         (26,910)         (25,524)
Total shareholders' equity (deficit)...........         (25,192)        (37,981)         (30,041)           7,416            8,802

-------------------------------------------------------------------------------

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

(3) See discussion of discontinued operations in Notes 14 and 15 to Notes to Consolidated Financial Statements.

(4) 1998 net sales were higher when compared to a pro forma net sales for 1997. See Note 5 of Notes to Consolidated Financial Statements for a proper comparison of net sales for 1996 and 1997.

(5) The Company deconsolidated the net current liabilities of its discontinued Singapore subsidiaries in 1998. The effect of such deconsolidation was to record a gain of $10.2 million, reduce current liabilities and improve total shareholders' equity (deficit) by the same amount for 1998. See
     Note 15 to Notes to Consolidated Financial Statements.

(6) Interest expense for 1996, 1997 and 1998, and the benefit from deconsolidation for 1998, were restated. See Note 19 to Notes to Consolidated Financial Statements.

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

RESTATEMENTS TO FINANCIAL STATEMENTS

In August 1999, it was determined that the $10,227,000 benefit arising from the 1998 deconsolidation of the Company's discontinued Singapore subsidiaries should be accounted for as a gain rather than as an improvement/decrease of the Company's accumulated deficit. Additionally, it was determined that (1) the 1997 provision for interest of $3,500,000 on the Company's discontinued Singapore subsidiaries' debt, guaranteed by MPI, which was included in the gain
(loss) on disposal of discontinued operations, should be recognized as expense over the period of the debt as incurred, and (2) the 1997 and 1996 provisions for interest of $676,000 and $2,406,000, respectively, on the Company's discontinued Singapore subsidiaries' debt, which was included in the loss from discontinued operations, should be recognized as expense in other income (expense) in the Consolidated Statements of Operations. Accordingly, the accompanying consolidated financial statements have been restated to reflect the benefit from deconsolidation as a gain on disposal of discontinued operations, to reflect interest on the Company's discontinued Singapore subsidiaries' debt, guaranteed by MPI, as interest expense over the period of the debt, and to reflect the reclassification of interest expense as other income (expense) from continuing operations. The restatement had no impact on the reported December 31, 1998 consolidated working capital, accumulated deficit or shareholders' equity. The restatement had no impact on the reported income (loss) from operations.

The following summarizes the impact on income (loss) from continuing operations, and on net income (loss) of the adjustments in the consolidated financial statements:

                                                          1998                    1997                   1996
                                                --------------------------------------------------------------------

Income (loss) from continuing operations as
previously reported                                        $   725,000             $    289,000          ($2,526,000)
Adjustment for interest expense                             (2,251,000)              (2,498,000)          (2,406,000)
                                                --------------------------------------------------------------------
Net income (loss) from continuing operations,
restated                                                   $(1,526,000)            $ (2,209,000)        $ (4,932,000)
                                                ====================================================================

Earnings (loss) per common share from
 continuing operations, as previously reported             $      0.07             $      0 .03         $      (0.46)
                                                ====================================================================
Earnings (loss) per common share from
continuing operations, restated                            $     (0.14)            $      (0.21)        $      (0.90)
                                                ====================================================================

Net income (loss) as previously reported                   $ 4,686,000             $(11,496,000)        $(41,842,000)
Adjustment for deconsolidation                              10,227,000                       --                   --
Adjustment for interest expense                             (2,251,000)               1,678,000              573,000
                                                --------------------------------------------------------------------
Net income (loss), restated                                $12,662,000             $ (9,818,000)        $(41,269,000)
                                                ====================================================================

Earnings (loss) per common share, as previously
 reported                                                  $      0.43             $      (1.11)        $      (7.68)
                                                ====================================================================
Earnings (loss) per common share, restated                 $      1.17             $      (0.95)        $      (7.57)
                                                ====================================================================

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statements of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                          1998        1997          1996
                                                        ---------   ---------    ---------
Net sales.............................................    100.0%      100.0%       100.0%
Cost of goods sold....................................     76.4        81.9         82.8
Gross profit..........................................     23.6        18.1         17.2
Selling, general and administrative...................     15.1        14.7         22.9
Engineering and product development...................      5.5         2.7          3.5
Income (loss) from operations.........................      3.0         0.7         (9.2)
Other income (expense):
  Interest expense....................................    (11.8)       (8.9)       (16.7)
  Other income........................................      0.9         0.4          0.0
Income (loss) from continuing operations..............     (7.9)       (7.8)       (25.9)
  Income (loss) from discontinued operations..........     73.6       (26.6)      (190.8)
Net income (loss).....................................     65.7       (34.4)      (216.7)

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

     Interest expense. Interest expense totaled $2,269,000 for 1998, a decrease of $266,000 or 10% from 1997. Interest expense was $2,535,000 for 1997, a decrease of $658,000 or 21% from 1996. Interest expense for 1998, 1997 and 1996 is primarily comprised of interest on approximately $27 million of debt from the Company's discontinued Singapore operations guaranteed by MPI. Interest expense for 1997 and 1996 included interest on the $2.8 million of convertible debentures issued by the Company in October 1996. These debentures were converted into common shares of the Company by the end of February 1997, thus no such interest was incurred in 1998 and only incurred for two months of 1997.

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

     Beginning in 1998, the Company has discontinued the consolidation of the assets and liabilities of MPM, MPS, MPC and FT. Those liabilities and accrued interest guaranteed by MPI have continued to be included in the Consolidated Balance Sheets of the Company. The effect of the deconsolidation of these entities was to record a gain of $10.2 million, reduce current liabilities and improve shareholders' deficit by the same amount as of June 30, 1998.

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

     Due to the circumstances as described in the previous two paragraphs, management effective for 1998, will not consolidate MPS and MPM, into the consolidated financial statements for MPI and subsidiaries. For MPM, the decision was based upon the Singapore High Court's decision to Wind Up this company. For MPS, the Singapore High Court had already ordered the Winding Up in September 1997, however, due to the material amount of assets remaining to be liquidated and also due to requests made by MPS' Receiver and Manager for the Company to assist them in the realization and disposal of MPS' remaining assets, Management elected to consolidate until there was a clearer determination of the control of the subsidiary and realization of its assets. In November 1998, Management was informed of the sale of the two buildings owned by MPS. In addition, it became more evident during 1998 that any remaining realization of accounts receivable on the books of MPS was highly questionable. Accordingly the decision was made to not consolidate MPM and MPS.

LIQUIDITY AND CAPITAL RESOURCES

     During 1998 and 1997, the Company financed its operations from operating cash flow. In 1996, the Company financed its operations through a combination of bank and other borrowings, equipment lease financings and certain other debt and equity financings. During 1998, operating activities of continuing operations provided $155,000. Investing activities, consisting principally of sales of assets of discontinued operations, provided $1,261,000, and financing activities used $1,933,000 during 1998. At December 31, 1998, the Company had a working capital deficiency of $27,120,000 and an accumulated deficit of $65,335,000 The Company had outstanding at December 31, 1998 approximately $27,055,000 of debt from its discontinued operations, which debt has been guaranteed by MPI, the parent company, and this debt is in default and due on demand.

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

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Operating Results - Future Capital Needs; Need for Additional Financing - Repayment of Debt Obligations by MPM and MPS - Adverse Impact of MPM and MPS Liquidations on MPI - High Leverage - Status as a Going Concern."

     At December 31, 1998, the Company's subsidiaries' MPM and MPS had outstanding borrowings due to DBS totaling $1,364,000. The amount outstanding is the remaining balance of various borrowings made by MPM and MPS under lines of credit, overdraft facilities, and an accounts receivable financing line of credit. This balance remains after the liquidation of assets of MPM and MPS by the receivers and the application to these debts of the resulting proceeds from those assets of those entities. All assets of MPM and substantially all assets of MPS have been liquidated by the receivers of MPM and MPS. The receiver for MPS is attempting to collect approximately $2,400,000 payable by a former customer of MPS. The amount has been unpaid since June 1997 and has been fully reserved for by MPS. If the receiver is successful in collecting all or a portion of this receivable, the proceeds will be used to retire these borrowings. These amounts are currently in default, payable upon demand, and bear interest at the bank's prime rate plus 5%, which is equal to the rate of 12.25% as of December 31, 1998. All of these amounts are secured by the remaining assets of MPM and MPS and are guaranteed by MPI.

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

     At December 31, 1998, the Company had outstanding a term note due to NS Electronics, a former customer of MPS, a discontinued Singapore operation. The note bears interest at 18% per annum. The balance due under the note is $1,250,000 and approximately $399,000 of accrued interest was also due and payable as of December 31, 1998. The note is secured by certain assets of the Company. The note is currently in default and payable upon demand.

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

     Certain Secured Obligations of MPS. In connection with an MPS borrowing from Citibank N.A., Motorola guaranteed (and subsequently satisfied MPS' obligation) of $2.2 million in borrowings from Citibank N.A. Under the terms of the agreement relating to Motorola's guarantee, MPI granted Motorola a security interest in all of the issued and outstanding capital stock of MPS, CTM and MPA. While in default, Motorola may have the right to vote and give consents with respect to all of the issued and outstanding capital of MPS, CTM and MPA . As a result, during the continuation of any such event of default, MPI may be unable to control at the shareholder level the direction of the subsidiaries that generate substantially all of the Company's revenues and hold substantially all of the Company's assets. Any such loss of control would have a material adverse effect on the Company's business, prospects, financial condition, results of operations and status as an ongoing concern and could force the Company to seek protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code or similar bankruptcy laws of Singapore. However, the Company has not been informed by Motorola of any intention to exercise its rights under the security interest. The other Asian debt agreements contain numerous restrictions and events of default that have been triggered by the aforementioned actions and would, if they became effective and operative, materially adversely affect the Company's business, prospects, results of operations, condition and status as an ongoing concern and could force the Company to seek protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code or similar bankruptcy laws of Singapore.

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

     As of the date of filing this amended document, the Company is not in technical default of the borrowing arrangement presently, and has until October 31, 1999 to complete the Debt to Equity conversion. Therefore, Motorola cannot exercise its rights it may have under its security agreement with the Company, covering the capital stock of CTM until after October 31, 1999. Since Motorola does not presently have the right to control voting of the capital stock of CTM, Company management continues to make all operating decisions relative to CTM and MPA.

     However, if the Company is not able to complete the Debt to Equity conversion by October 31,1999, and if Motorola were to exercise its rights under the security agreement and if the Company were to lose control at the shareholder level of its operating subsidiary, then, as indicated previously, the Company could be forced to seek protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code. See Note 20 of Notes to Consolidated Financial Statements.

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

     Technological Change; Importance of Timely Product Introduction; Uncertainty of Market Acceptance and Emerging Markets. The markets for the Company's products are subject to technological change and new product introductions and enhancements. Customers in the Company's markets require products embodying increasingly advanced electronics interconnection technology. Accordingly, the Company must anticipate changes in technology and define, develop and manufacture or acquire new products that meet its customers' needs on a timely basis. A general decline in the technology industry, which began in 1997, had a significant impact on the Company's sales for the third and fourth quarters of 1998. The Company anticipates that technological changes could cause the Company's net sales to decline in the future. There can be no assurance that the Company will be able to identify, develop, manufacture, market, support or acquire new products successfully, that any such new products will gain market acceptance, or that the Company will be able to respond effectively to technological changes. If the Company is unable for technological or other reasons to develop products in a timely manner in response to changes in technology, the Company's business, financial condition and results of operations will be materially adversely affected. There can be no assurance that the Company will not encounter technical or other difficulties that could in the future delay the introduction of new products or product enhancements. In addition, new product introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's products, which could materially adversely affect the Company's business, financial condition and results of operations. Even if the Company develops and introduces new products, such products must gain market acceptance and significant sales in order for the Company to achieve its growth objectives. Furthermore, it is essential that the Company develop business relationships with and supply products to customers whose end-user products achieve and sustain market penetration. There can be no assurance that the Company's products will achieve widespread market acceptance or that the Company will successfully develop such customer relationships. Failure by the Company to develop products that gain widespread market acceptance and significant sales or to develop relationships with customers whose end-user products achieve and sustain market penetration will materially adversely affect the Company's business, financial condition and results of operations. The Company's financial performance will depend in significant part on the continued development of new and emerging markets such as the market for MCMs. The Company is unable to predict with any certainty any growth rate and potential size of emerging markets. Accordingly, there can be no assurance that emerging markets targeted by the Company, such as the market for MCMs, will develop or that the Company's products will achieve market acceptance in such markets. The failure of emerging markets targeted by the Company to develop or the failure by the Company's products to achieve acceptance in such markets could materially adversely affect the Company's business, financial condition and results of operations.

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

     Recurring net operating losses. The Company's decision to discontinue its multilayer ceramic operations was the primary factor contributing to its 1996 net loss of $41,269,000. The decision by the principal secured creditors of the Company's pressed ceramic operations to liquidate that operation's assets was the primary factor contributing to the 1997 net loss of $9,818,000, as well as additional loss provisions made in 1997 relating to the discontinuance of the multilayer ceramic operations. At December 31, 1998, the Company had a working capital deficiency of $27,120,000 and an accumulated deficit of $65,335,000.
The Company had outstanding at December 31, 1998 approximately $27,055,000 of debt from its discontinued operations, which debt has been guaranteed by MPI, the parent company, and most of which debt is in default and due on demand.

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


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

    (a)  1.  Index to Consolidated Financial Statements.

                                                                  Form 10K
                                                                 Page Number
                                                                 -----------

Report of Independent Certified Public Accountants..........         F-1

Consolidated Balance Sheets as of
  December 31, 1998 and 1997................................         F-2

Consolidated Statements of Operations for the
  three-year period ended December 31, 1998.................         F-3

Consolidated Statements of Cash Flows for the
  three-year period ended December 31, 1998.................         F-4

Consolidated Statements of Shareholders' Equity
  (Deficit) for the three-year period ended
  December 31, 1998.........................................         F-5

Notes to Consolidated Financial Statements..................         F-6

       2.   Consolidated Financial Statement Schedule.

    The following financial statement schedule of Microelectronic Packaging, Inc. and its subsidiaries is included in this annual report on Form 10-K.

                                                                  Form 10K
                                                                 Page Number
                                                                 -----------

Report of Independent Certified Public Accountants on
  Financial Statement Schedule..............................         F-30

Schedule II -- Valuation and Qualifying Accounts and
               Reserves.....................................         F-31

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

10.54(14)      Restructuring, Settlement and Mutual Release Agreement between
               Texas Instruments Singapore (Pte.) Ltd. and the Company dated
               April 24, 1998.
10.55(14)      Restructuring, Settlement and Mutual Release Agreement between
               Samsung-Corning Co., Ltd. and the Company dated May 19, 1998.
10.56(14)      Restructuring, Settlement and Mutual Release Agreement between
               Transpac Capital Pte. Ltd., Transpac Industrial Holdings Ltd.,
               Regional Investment Company, Ltd. and Natsteel Equity III Pte.
               Ltd., and the Company dated April 22, 1998.
10.57(14)      Forbearance, Restructure and Mutual Release Agreement between
               Motorola, Inc. and the Company dated July 1, 1998.
10.58(14)      Restructuring, Settlement and Mutual Release Agreement between NS
               Electronics Bangkok (1993) Ltd. and the Company dated May 29,
               1998.
10.59(14)      Restructuring, Settlement and Mutual Release Agreement between the Development Bank of Singapore Limited and the Company dated
               July 10, 1998.
10.60(14)      Form of Warrant to Purchase Common Stock dated April 24, 1998 issued to Transpac Capital Pte. Ltd., Transpac Industrial
               Holdings Ltd., Regional Investment Company, Ltd. and Natsteel
               Equity III Pte. Ltd.
10.61(15)      Restructuring, Settlement and Mutual Release Agreement between
               STMicroelectronics, Inc. and the Company dated September 24,
               1998.
10.62(15)      Amendment to Restructuring, Settlement and Mutual Release
               Agreement between Texas Instruments Singapore (Pte.) Ltd. and the
               Company dated August 11, 1998.
10.63(15)      Amendment to Restructuring, Settlement and Mutual Release
               Agreement between Transpac Capital Pte. Ltd., Transpac Industrial
               Holdings Ltd., Regional Investment Company, Ltd. and Natsteel
               Equity III Pte. Ltd., and the Company dated September 1, 1998.
10.64(15)      Amendment to Restructuring, Settlement and Mutual Release
               Agreement between ORIX Leasing Singapore Limited and the Company dated August 11, 1998.
10.65(15)      Amendment to Forbearance, Restructure and Mutual Release
               Agreement between Motorola, Inc. and the Company dated November
               5, 1998.
10.66          Amendment to Restructuring, Settlement and Mutual Release
               Agreement between The Development Bank of Singapore Limited and the Company dated November 24, 1998.
10.67          Amendment to the Restructuring, Settlement and Mutual Release
               Agreement between Samsung Corning Co. Ltd. And the Company dated
               November 18, 1998.
10.68          Nonbinding Letter Agreement between The Development Bank of
               Singapore Limited and the Company dated January 19, 1999.
10.69          Nonbinding Letter Agreement between Motorola Inc. and the Company dated January 19, 1999.
10.70          Nonbinding Letter Agreement between NS Electronics Bangkok
               Ltd.and the Company dated January 20, 1999.
10.71          Nonbinding Letter Agreement between ORIX Leasing Singapore Ltd.
               and the Company dated January 19, 1999.
10.72          Nonbinding Letter Agreement between Texas Instruments
               Incorporated and the Company dated January 19, 1999.
10.73          Nonbinding Letter Agreement between Transpac Capital Pte. Ltd.
               and the Company dated January 25, 1999.
10.74          Immunity from Suit Agreement between Motorola, Inc. and the
               Company dated July 21, 1998.
21.1(3)        Subsidiaries of the Company.
24.1           Power of Attorney (see page 38).
27.1           Financial Data Schedule - 1998
27.2           Financial Data Schedule - 1997
27.3           Financial Data Schedule - 1996

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

______________________

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on, September 17, 1999.

                                        MICROELECTRONIC PACKAGING, INC.

Date:  September 17, 1999               By:  /s / Andrew K. Wrobel
                                           ---------------------------

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

Date:  September 17, 1999               By:  /s/ Andrew K. Wrobel
                                             -----------------------------------
                                             Andrew K. Wrobel
                                             Chairman of the Board of Directors
                                             of the Company President and
                                             Chief Executive Officer, Director

Date:  September 17, 1999               By:  /s/ Denis J. Trafecanty
                                             -----------------------------------
                                             Denis J. Trafecanty
                                             Senior Vice President, Chief
                                             Financial Officer and Secretary

Date:  September 17, 1999               By:  /s/ Anthony J. A. Bryan
                                             -----------------------------------
                                             Anthony J. A. Bryan
                                             Director of the Company

Date:  September 17, 1999               By:  /s/ Frank L. Howland
                                             -----------------------------------
                                             Frank L. Howland
                                             Director of the Company

Date:  September 17, 1999               By:  /s/ Waldemar Heeb
                                             -----------------------------------
                                             Waldemar Heeb
                                             Director of the Company

Date:  September 17, 1999               By:  /s/ Wong Lin Hong
                                             -----------------------------------
                                             Wong Lin Hong
                                             Director of the Company

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

The accompanying consolidated financial statements have been restated to reflect the adjustments described in Note 19.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficiency of $27,120,000 and an accumulated deficit of $65,335,000 as of December 31, 1998, is in default of most of it's loan agreements, is economically dependent on a single customer, has three foreign subsidiaries in receivership and/or liquidation under Singapore law, has various claims and lawsuits filed against the Company and it's subsidiaries and may be forced to seek protection for the Company and certain subsidiaries under United States bankruptcy law. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 2. Continuation of the Company is dependent on the Company's ability to negotiate arrangements with its lenders, raise sufficient capital, achieve sufficient cash flow to meet its debt obligations and profitability. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                BDO SEIDMAN, LLP

Costa Mesa, California
March 11, 1999  except for
 Note 14, paragraph 19, which
 is as of April 14, 1999 and Notes 19 and 20 which are as of September 2, 1999.

                         Microelectronic Packing, Inc.
                          Consolidated Balance Sheets

December 31,                                                   1998                    1997
================================================================================================
                                                                                    (Restated)
Assets
Current Assets
  Cash                                                       $    469,000           $  1,296,000
  Accounts receivable, net                                      1,306,000              2,504,000
  Inventories                                                   3,073,000              4,230,000
  Other current assets                                             60,000                387,000
------------------------------------------------------------------------------------------------
Total Current Assets                                            4,908,000              8,417,000
------------------------------------------------------------------------------------------------
Property, plant and equipment, net                              1,806,000              1,212,000
Other non-current assets                                          171,000                282,000
------------------------------------------------------------------------------------------------
                                                             $  6,885,000           $  9,911,000
================================================================================================
Liabilities and Shareholders' Deficit
Current Liabilities
  Current portion of long-term debt                          $     20,000           $     22,000
  Accounts payable                                              4,045,000              7,450,000
  Accrued liabilities                                             908,000              1,711,000
  Deferred revenue                                                     --                265,000
  Debt and accrued interest of discontinued                                           28,093,000
   operations, in default, due on demand                       27,055,000
  Current liabilities of discontinued operations, net                  --             10,282,000
------------------------------------------------------------------------------------------------
Total Current Liabilities                                      32,028,000             47,823,000
------------------------------------------------------------------------------------------------
Long-term debt, less current portion                               49,000                 69,000
Commitments and Contingencies
Shareholders' Deficit
Common stock, no par value:
   Authorized shares - 50,000,000
   Issued and outstanding - 10,856,890 at 1998 and
      10,793,279 at 1997                                       40,143,000             40,016,000
Accumulated deficit                                           (65,335,000)           (77,997,000)
------------------------------------------------------------------------------------------------
                                                              (25,192,000)           (37,981,000)
------------------------------------------------------------------------------------------------
                                                             $  6,885,000           $  9,911,000
================================================================================================

                    See accompanying notes to consolidated financial statements.

                        Microelectronic Packaging, Inc.
                     Consolidated Statements of Operations

Year ended December 31,                                         1998                   1997                1996
====================================================================================================================
                                                              (Restated)             (Restated)          (Restated)
Net Sales
  Product sales                                              $ 19,271,000           $ 28,432,000        $ 17,259,000
  Other sales                                                          --                 90,000           1,785,000
--------------------------------------------------------------------------------------------------------------------
                                                               19,271,000             28,522,000          19,044,000
--------------------------------------------------------------------------------------------------------------------
Cost of goods sold
  Product sales                                                14,714,000             23,309,000          14,251,000
  Other sales                                                          --                 43,000           1,523,000
--------------------------------------------------------------------------------------------------------------------
                                                               14,714,000             23,352,000          15,774,000
--------------------------------------------------------------------------------------------------------------------
Gross profit                                                    4,557,000              5,170,000           3,270,000
Selling, general and administrative                             2,915,000              4,204,000           4,353,000
Engineering and product development                             1,060,000                760,000             666,000
--------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                     582,000                206,000          (1,749,000)
Other income (expense):
  Interest expense                                             (2,269,000)            (2,535,000)         (3,193,000)
  Other income, net                                               179,000                120,000              10,000
--------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before provision for           (1,508,000)            (2,209,000)         (4,932,000)
income taxes
Provision for income taxes                                         18,000                      -                  --
--------------------------------------------------------------------------------------------------------------------
Net loss from continuing operations                            (1,526,000)            (2,209,000)         (4,932,000)

Discontinued operations:
  Loss from operations, including
  1996 provision of $6,163,000 for impairment of
  long-lived assets                                                    --             (3,847,000)         (7,654,000)
  Estimated gain (loss) on disposal of discontinued
  operations, including provision of $1,007,000 in
  1996 for operating losses through disposal date              14,188,000             (3,762,000)        (28,683,000)
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                            $ 12,662,000           $ (9,818,000)       $(41,269,000)
====================================================================================================================
Earnings per common share:
  Loss from continuing operations                            $      (0.14)          $      (0.21)       $      (0.90)
  Discontinued operations                                            1.31                  (0.74)              (6.67)
--------------------------------------------------------------------------------------------------------------------
 Net income (loss) per common share                          $       1.17           $      (0.95)       $      (7.57)
--------------------------------------------------------------------------------------------------------------------
 Weighted average number of shares outstanding                 10,818,000             10,361,000           5,445,000
====================================================================================================================
Earnings per common share - assuming dilution:
  Loss from continuing operations                            $      (0.14)          $      (0.21)       $      (0.90)
  Discontinued operations                                            1.31                  (0.74)              (6.67)
--------------------------------------------------------------------------------------------------------------------
Net income (loss) per share                                  $       1.17           $      (0.95)       $      (7.57)
====================================================================================================================
Weighted average number of shares outstanding                  10,818,000             10,361,000           5,445,000
====================================================================================================================

                    See accompanying notes to consolidated financial statements.

                        Microelectronic Packaging, Inc.
                     Consolidated Statements of Cash Flows



Year ended December 31,                                              1998                     1997                    1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       (Restated)               (Restated)              (Restated)
Cash flows from operating activities:
Net income (loss)                                                $    12,662,000           $   (9,818,000)        $   (41,269,000)
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities:
  Depreciation and amortization                                          527,000                  324,000               2,607,000
  Discontinued operations                                            (11,767,000)              10,196,000              38,832,000
  Provision for revaluation of long-lived assets                              --                       --               6,163,000
  Non-employee stock-based compensation                                  114,000                  177,000                 332,000
  Discount on conversion of debentures                                        --                       --                 700,000
  (Gain) Loss on sale of fixed assets                                    (11,000)                   8,000                  12,000
  Realized benefit forward foreign currency contracts                         --                       --                (292,000)
Changes in assets and liabilities, net of effects of
 discontinuance in 1997 and 1996:
  Accounts receivable                                                  1,198,000               (1,066,000)                966,000
  Inventories                                                          1,157,000                  375,000              (3,354,000)
  Other current assets                                                   327,000                 (242,000)              1,731,000
  Other non-current assets                                               111,000                  108,000               1,303,000
  Accounts payable, accrued liabilities and deferred revenue          (4,473,000)               1,033,000               3,641,000
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities of:
 Continuing operations                                                  (155,000)               1,095,000              11,372,000
 Discontinued operations                                                      --                3,200,000             (15,529,000)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                        (155,000)               4,295,000              (4,157,000)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Acquisition of fixed assets
  Continuing operations                                               (1,102,000)                (973,000)             (1,284,000)
  Discontinued operations                                                     --                       --              (8,852,000)
 Proceeds from sale of fixed assets
  Continuing operations                                                   14,000                   49,000                 310,000
  Discontinued operations                                              2,349,000                2,805,000                      --
 Realized benefit from forward foreign currency contracts                     --                       --                 292,000
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                       1,261,000                1,881,000              (9,534,000)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Increase (decrease) in short-term notes payable
  Continuing operations                                                       --                       --                (847,000)
  Discontinued operations                                                     --               (6,500,000)                101,000
Borrowings under long-term debt and promissory notes
  Continuing operations                                                       --                  109,000               5,128,000
  Discontinued operations                                                     --                       --               9,000,000
Principal payments on long-term debt and promissory notes
  Continuing operations                                                  (45,000)                (386,000)             (1,200,000)
  Discontinued operations                                             (1,901,000)              (1,057,000)               (340,000)
Issuance of common stock, net                                             13,000                       --               1,880,000
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                      (1,933,000)              (7,834,000)             13,722,000
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                         (827,000)              (1,658,000)                 31,000
Cash at beginning of year                                              1,296,000                2,954,000               2,923,000
-----------------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                              $       469,000           $    1,296,000         $     2,954,000
===================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                        Microelectronic Packaging, Inc.
                       Consolidated Statement of Changes
                       in Shareholders' Equity (Deficit)
                                  (Restated)

                                                 Common Stock                     Accumulated
                                    -------------------------------------
                                          Shares             Amount                 Deficit               Total
-------------------------------------------------------------------------------------------------------------------------
Balance,
 January 1, 1996                            4,660,093         $34,326,000           $(26,910,000)        $  7,416,000
Common stock issued                         2,331,400           3,480,000                      -            3,480,000
Non-employee stock compensation                     -             332,000                      -              332,000
Net loss                                            -                   -            (41,269,000)         (41,269,000)
-------------------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 1996                          6,991,493          38,138,000            (68,179,000)         (30,041,000)
Common stock issued                         3,801,786           1,701,000                      -            1,701,000
Non-employee stock compensation                     -             177,000                      -              177,000
Net loss                                            -                   -             (9,818,000)          (9,818,000)
-------------------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 1997                         10,793,279          40,016,000            (77,997,000)         (37,981,000)
Common stock issued                            63,611              13,000                      -               13,000
Non-employee stock compensation                     -             114,000                      -              114,000
Net income                                          -                   -             12,662,000           12,662,000
-------------------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 1998                         10,856,890         $40,143,000           $(65,335,000)        $(25,192,000)
=========================================================================================================================

                    See accompanying notes to consolidated financial statements.

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

Inventories - Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. A substantial portion of the Company's December 31, 1998 inventory, approximately $2.3 million, was purchased for the Company's primary customer. See Note 4. Under the terms of an agreement dated January 5, 1998 between the Company and the customer, the Company has been and continues to be required to maintain certain inventory levels as defined by the agreement. The agreement stipulates that the cost of such inventory will be paid to the Company should the customer terminate the business relationship. Terms of the agreement have been used in determining the carrying value of the Company's December 31, 1998 inventory. The customer can terminate the agreement with 120 days notice, the agreement is not enforceable should the Company file bankruptcy, and notice expires in October 2000.

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

Stock-Based Compensation - The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plan. Accordingly, no compensation cost is recognized for its employee stock option plan, unless the exercise price of options granted is less than fair market value on the date of grant. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") (see Note 11).

The Company applies the provisions of SFAS 123 in accounting for its stock-based compensation paid to non-employees. Accordingly, the fair value of common stock options issued to non-employees is estimated at the grant date using the Black-Scholes option-pricing model, and that estimated value is expensed as the services are provided.

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

Fair Value of Financial Instruments - The carrying amount of cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. The carrying amounts of the Company's short-term credit facilities and mortgage notes approximate fair value because the interest rates on these instruments are subject to change with market interest rates. The majority of the Company's long term obligations are classified as current liabilities. However, the fair value of those long term obligations may be significantly less than its face value. The Company was unable to determine a fair value for the debt, because the cost to have the debt valued by an independent appraiser was greater than the Company could reasonably afford to pay to determine such value. Further, the Company had no in-house expertise to determine the fair value of the debt without utilizing an outside appraiser. The face value of such obligations totaled $27,055,000 as of December 31, 1998, the weighted average interest rate is approximately 8.3 %, and all of the obligations were in default and due on demand by the holder of the obligation.

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

Reporting Comprehensive Income -- In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of partners' equity and bypass net income. The Company adopted the provisions of this statement in 1998. For the periods presented, the Company has no elements of other comprehensive income, as defined by SFAS No. 130.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Operating Results, Capital Resources and Going Concern

The Company's decision to discontinue its remaining operations in Singapore, which produced pressed ceramic packages and aluminum nitride components, was the primary cause of the 1997 net loss of $9.8 million. The discontinuation of these operations resulted in a reduction in the carrying amount of inventories by $2.3 million, production consumables by $0.8 million and property, plant and equipment by $0.7 million, all in discontinued operations. In addition, as a result of the discontinuance of the operations in Singapore, the Company recognized

$1.8 million of interest expense on debt of the operations that the Company had guaranteed. During 1998, the Company also recognized an additional $2.2 million of interest expense for debt of discontinued subsidiaries guaranteed by MPI. These charges are all classified as "Discontinued Operations-Estimated gain
(loss) on disposal of discontinued operations" in the Consolidated Statements of Operations, except for interest expense, which is included in continuing operations' activities. Other factors contributing to the Company's 1997 loss was the operating loss of $3.9 million generated by the Company's Singapore operations (primarily the MPS pressed ceramics operations) from the beginning of 1997 up until the time they were discontinued in July 1997 (classified as "Discontinued Operations-Loss from operations" in the Consolidated Statements of Operations), and the Company incurring significant overhead expenses in the US in connection with the restructuring of the Company's operations (classified as "Selling, general and administrative" in the Consolidated Statements of Operations).

The Company's decision to discontinue its multilayer ceramics operations was the leading cause of the 1996 net loss of $41.3 million. The discontinuation of this operation resulted in the write-off of $8.9 million of pre-production costs, $2.0 million of prepaid royalties, a reduction in the carrying amount of property, plant and equipment by $14.9 million, the accrual of certain miscellaneous costs of $1.9 million, and the accrual of estimated losses to be incurred through the disposal date totaling $1.0 million (all classified as "Discontinued Operations-Estimated gain (loss) on disposal of discontinued operations" in the Consolidated Statements of Operations). Other factors contributing to the Company's 1996 loss were: (1) a $6.2 million reduction in the carrying amount of pressed ceramic equipment at the MPS facility in Singapore and in Indonesia, and a $1.6 million allowance against MPS's receivable for inventory advanced to the Company's joint venture partner in Indonesia and (2) a significant decline in sales of pressed ceramic products by MPS, due to an industry-wide over-supply of pressed ceramic products (all classified as "Discontinued Operations-Loss from operations" in the Consolidated Statements of Operations).

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

Because the Company has not been able to obtain funding to satisfy the settlement payment obligations, the Company renegotiated the terms and has recently entered into non-binding letter agreements with all eight creditors which call for the conversion of all debt and accrued interest obligations into the Company's equity. For the aggregate debt of $27,055,000, which is all the Discontinued Operations debt, the Company has agreed to convert this debt into equity (See Note 14).

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

Note 3  -  Composition of Certain Financial Statement Captions

December 31,                                                                 1998                   1997
=============================================================================================================
Accounts receivable consist of:
 Trade receivables...................................................      $ 1,541,000            $ 2,739,000
 Allowance for doubtful accounts.....................................         (235,000)              (235,000)
                                                                           -----------            -----------
                                                                           $ 1,306,000            $ 2,504,000
                                                                           ===========            ===========
Inventories consist of:
 Raw materials.......................................................      $ 2,203,000            $ 2,689,000
 Work-in-progress....................................................        1,531,000              1,654,000
 Finished goods......................................................           38,000                131,000
 Obsolescence reserve................................................         (699,000)              (244,000)
                                                                           -----------            -----------
                                                                           $ 3,073,000            $ 4,230,000
                                                                           ===========            ===========
Property, plant and equipment consist of:
 Machinery and equipment.............................................      $ 2,564,000            $ 1,757,000
 Leasehold improvements..............................................          568,000                263,000
 Furniture and fixtures..............................................           47,000                 41,000
                                                                           -----------            -----------
                                                                             3,179,000              2,061,000
Accumulated depreciation.............................................       (1,373,000)              (849,000)
                                                                           -----------            -----------
                                                                           $ 1,806,000            $ 1,212,000
                                                                           ===========            ===========
Accrued liabilities consist of:
 Accrued employee compensation.......................................      $   443,000            $   406,000
 Other...............................................................          465,000              1,305,000
                                                                           -----------            -----------
                                                                           $   908,000            $ 1,711,000
                                                                           ===========            ===========

Note 4  -  Significant Agreements

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

=====================================================================================================================
                                              Historical                                        Pro Forma
                                              Year Ended               Pro Forma                Year Ended
                                           December 31, 1997           Adjustments           December 31, 1997
=====================================================================================================================
                                                                       (unaudited)              (unaudited)
Net sales                                    $ 28,522,000             $(10,626,000)/(1)/       $ 17,896,000

Cost of goods sold                             23,352,000              (10,942,000)/(2)/         12,410,000

Gross profit                                    5,170,000                  316,000                5,486,000

Net income (loss)                            $ (9,818,000)                 316,000             $ (9,502,000)
=====================================================================================================================
Net income (loss) per
common share                                 $      (0.95)            $         --             $      (0.92)
=====================================================================================================================

=====================================================================================================================
                                              Historical                                        Pro Forma
                                              Year Ended                Pro Forma               Year Ended
                                           December 31, 1996           Adjustments           December 31, 1996
=====================================================================================================================
                                                                        (unaudited)             (unaudited)
Net sales                                    $ 19,044,000             $ (8,266,000)/(1)/       $ 10,778,000

Cost of goods sold                             15,774,000               (8,304,000)/(2)/          7,470,000

Gross profit                                    3,270,000                   38,000                3,308,000

Net income (loss)                            $(41,269,000)                  38,000             $(41,231,000)
=====================================================================================================================
Net income (loss) per
common share                                 $      (7.57)            $         --             $      (7.57)
=====================================================================================================================

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

Note 6 - Debt and Accrued Interest of Discontinued Operations, In Default, Due on Demand

December 31,                                                                         1998                   1997
----------------------------------------------------------------------------------------------------------------------
Debt of discontinued operations, in default, due on demand consists of:
Line of credit facilities and short-term borrowings of discontinued
operations, which are currently in default and included in "Debt of discontinued operations, in default, due on demand," bear interest at the bank's prime rate plus 5% (total 13.75% at December 31, 1998) while in default, secured by substantially all of the assets of MPS, and is
guaranteed by MPI.  Net of assets held as collateral of $138,000 for 1998          $   109,000            $   770,000
and $1,868,000 for 1997.

Line of credit facilities and short-term borrowings of discontinued
operations, which are currently in default and accordingly included in
"Debt of discontinued operations, in default, due on demand," secured by substantially all of the assets of MPM, guaranteed by MPI.  Net of assets
held as collateral of $236,000 for 1998 and $71,000 for 1997.                          881,000              1,246,000

8.5% debentures, related to discontinued operations, which are currently in default and thus, due on demand and accordingly included in the
caption "Debt of discontinued operations, in default, due on demand,                 9,000,000              9,000,000
interest is due annually, principal due in March 2001, guaranteed by MPI.

Term notes to, or guaranteed by, certain customers of discontinued
operations, which are currently in default and included in "Debt of discontinued operations, in default, due on demand," bearing interest at rates ranging from 3.5% to 18.0%, payable in quarterly installments commencing in March 1997, principal due in quarterly installments over a four-year term commencing in March 1998, secured by various assets
including certain MPS production equipment, guaranteed by MPI                        4,771,000              4,771,000

Term notes to, or guaranteed by, certain customers of discontinued
operations, which are currently in default and accordingly included in
"Debt of discontinued operations, in default, due on demand," originally payable in various quarterly installments commencing in the second quarter of 1996, plus interest at rates ranging from 6.7% to 8.75%, secured by various assets including certain MPS production equipment, all of the domestic assets of MPI, MPA and CTM and all of the outstanding
common stock of MPA, MPS and CTM                                                     6,792,000              6,583,000

Mortgage notes of discontinued operations - due January 2000 and January
2005, which are currently in default and accordingly included in "Debt of discontinued operations, in default, due on demand" for 1997, payable in monthly installments of S$22,000 (U.S. $14,000) plus interest, with interest at variable rates (13.75% at December 31, 1997), secured by MPS
buildings and improvements, guaranteed by MPI                                               --              1,081,000

Note payable resulting from the deficiency balance of capital leases of discontinued operations, which are currently in default and accordingly included in "Debt of discontinued operations, in default, due on demand,"
bears interest at 7.25% and is guaranteed by MPI                                     1,610,000              1,601,000

December 31,                                                                           1998                   1997
----------------------------------------------------------------------------------------------------------------------
Capital lease obligations of discontinued operations, which are currently in default and accordingly included in "Debt of discontinued operations, in default, due on demand," consisting of various machinery and equipment
financing agreements, payable in monthly installments of $10,000,                            --                160,000
including interest at rates ranging from 4% to 6%

Equipment leases - 1998 balance matures in January 2000 and July 2002, payable in monthly installments of $4,000, including interest at rates ranging from 21.6% to 25.9%, secured by various CTM production equipment
and guaranteed by MPI                                                                    69,000                 91,000
                                                                           -------------------------------------------
                                                                                     23,232,000             25,303,000
Current portion of long-term debt                                                       (20,000)               (22,000)
Accrued interest                                                                      3,892,000              2,881,000
Long-term debt, less current portion                                                    (49,000)               (69,000)
                                                                           --------------------    -------------------
Debt of discontinued operations, in default, due on demand                          $27,055,000            $28,093,000
                                                                           ====================    ===================

Certain of the above obligations are payable in Singapore dollars and the balances have been translated at an exchange rate of U.S.$1.00 = S$1.66 at December 31, 1998 and U.S.$1.00 = S$1.6825 at December 31, 1997. Accordingly, actual settlement amounts of such obligations are subject to variances caused by changes in foreign exchange rates.

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

Scheduled maturities of principal balances are $20,000, $16,000, $20,000, $13,000 and $0 in 1999 through 2003, respectively. However, the Company is currently in default under almost all of its debt agreements and , accordingly, $27,055,000 is currently due on demand.

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

Year ended                                          Capital            Operating
December 31,                                        Leases              Leases
----------------------------------------------------------------------------------
     1999                                           $  33,000       $  611,000
     2000                                              25,000          601,000
     2001                                              25,000          607,000
     2002                                              14,000          575,000
     2003                                                  --          360,000
     Thereafter                                            --        1,600,000
----------------------------------------------------------------------------------
     Total minimum lease payments                      97,000       $4,354,000
                                                                    ==========
     Amount representing interest                      28,000
----------------------------------------------------------------------------------
     Present value of net minimum lease payments       69,000
     Current portion                                   20,000
----------------------------------------------------------------------------------
     Long-term portion                              $  49,000
==================================================================================

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

Two of the Company's former directors, Lewis Solomon and Gary Stein ("Plaintiffs"), have filed a lawsuit on December 18, 1998 in the state of New York against the Company and its major customer, Schlumberger. This filing was made one day after Gary Stein resigned from the Company's Board of Directors. Lewis Solomon previously resigned in August 1998 from the Company's Board of Directors. In the complaint, Plaintiffs have charged that the Company failed to pay them for alleged consulting services, expense reimbursements and other forms of compensation aggregating $101,250. Further, Plaintiffs allege that they were wrongfully terminated, thereby preventing them from exercising stock options, and that the Company interfered with the Plaintiffs prospective economic relationships and business advantages as consultants and directors of public corporations. The total of other alleged damages claimed by Plaintiffs are $5.5 million plus additional damages to be determined at trial. The Company believes that the Plaintiffs' claims are without merit and will vigorously oppose these allegations. In addition, the Company has made substantial counterclaims against Plaintiffs for damages of $829,020, attorneys fees and additional damages to be proven at trial. In the counterclaim, the Company alleged that Mr. Solomon and Mr. Stein, as directors, voted to approve an agreement between themselves and the Company which would compensate them as consultants in addition to director fees that Mr. Solomon and Mr. Stein were then being paid, which agreement was not approved by a majority of disinterested directors in accordance with California Corporations Code 310(a). In addition, the counterclaim alleges Mr. Solomon and Mr. Stein voted themselves various options in violation of the same Code and that the agreement was not signed by a Company officer with requisite authority to approve such an agreement. And finally, the counterclaim alleges that in approving the agreement, Mr.

Solomon and Mr. Stein breached their fiduciary duties and they did not provide any services of material benefit to the Company. Because the lawsuit is at such an early stage, it is impossible to estimate the amount of damages, if any, the Company may be required to pay to the Plaintiffs.

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

Net income (loss) is comprised of the following:

Year ended December 31,        1998          1997          1996
------------------------------------------------------------------------------
Domestic operations         $(1,526,000)  $(2,209,000)  $ (4,932,000)
Singapore operations         14,188,000    (7,609,000)   (36,337,000)
------------------------------------------------------------------------------
  Total                     $12,662,000   $(9,818,000)  $(41,269,000)
==============================================================================

A reconciliation of the provision for income taxes to the amount computed by applying the statutory Federal income tax rate to income before income taxes follows:

Year ended December 31,                                   1998          1997          1996
----------------------------------------------------------------------------------------------------
Amounts computed at Federal statutory rate            $ 4,305,000   $(3,338,000)  $(14,031,000)
Foreign losses with no benefit                         (4,824,000)    2,587,000     12,354,000
Foreign income not subject to U.S. taxation             4,824,000             -              -
Alternative minimum taxes due                              18,000
Amortization of non-deductible intangible assets           37,000        37,000         38,000
Non-deductible expenses                                   772,000       855,000      1,066,000
Losses for which no current benefits are available              -             -        573,000
Utilization of NOL carryforward                          (290,000)     (141,000)             -
----------------------------------------------------------------------------------------------------
Provision for income taxes                            $    18,000   $         -   $          -
====================================================================================================

The components of deferred income taxes:

Year ended December 31,                       1998          1997
Deferred tax assets:
------------------------------------------------------------------------------
 Net operating loss carryforwards         $ 3,863,000   $ 4,054,000
 Accrued liabilities and reserves             652,000     2,804,000
 Tax credit carryforwards                     635,000       499,000
 Deferred income                                    -        17,000
 Book and tax depreciation differences         95,000        92,000
------------------------------------------------------------------------------
                                            5,245,000     7,466,000
Valuation allowance                        (5,245,000)   (7,466,000)
------------------------------------------------------------------------------
Deferred taxes                            $         -   $         -
==============================================================================

At December 31, 1998 and 1997, a 100% valuation allowance has been provided on the total deferred income tax assets as they are not more likely than not to be realized.

The Company has not recorded provisions for any United States income taxes in 1997 and 1996. At December 31, 1998, the Company had Federal net operating loss carryforwards of approximately $11,122,000 for Federal tax reporting purposes and approximately $1,396,000 for California tax purposes. The net operating loss carryforwards for tax purposes expire between 2000 and 2011.

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

The Company has issued options to non-employees in exchange for services and has recorded compensation expense based upon the estimated fair value of those options totaling $114,000, $177,000, and $332,000 for 1998, 1997 and 1996,
respectively. The fair value of the options was determined using the Black-Scholes option-pricing model, and is charged to expense in the period the services are provided. For 1998, the Company granted options to non-employees for 70,000 shares of Common Stock at exercise prices ranging from $0.45 to $0.58 per share, the fair market value at the date of grant. The fair value of the options granted to non-employees in 1998 was $20,000. For 1997, the Company granted options to non-employees for 2,775,800 shares of Common Stock at exercise prices ranging from $0.20 to $0.51 per share, the fair market value at the date of grant. The fair value of the options granted to non-employees in 1997 was $392,000. For 1996, the Company granted options to non-employees for 1,011,800 shares of Common Stock at exercise prices ranging from $1.91 to $4.19 per share, the fair market value at the date of grant. The fair value of the options granted to non-employees in 1996 was $527,000.

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for this plan. Under APB Opinion 25, when the exercise price of options granted under the Company's plan is equal to the market price of the underlying stock on the date of grant, no compensation cost is recognized.

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if such compensation cost for the Company's stock option and issuance plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: 0% dividend yield; expected volatility of 75%, 19 - 23% and 16%, risk free interest rates of
5.39 - 5.75%, 5.25% - 6.22% and 6.10%; and expected lives of 3 to 6 years
(determined on an option-by-option basis).Under the accounting provisions of SFAS 123, the Company's net income (loss) per share would have been increased to the pro forma amounts indicated below:

                                                        1998                 1997                 1996
Net income (loss):
  As reported...................................        $12,662,000          $(9,818,000)         $(41,269,000)
  Proforma......................................         12,626,000           (9,905,000)          (41,285,000)

Earnings per common share:
  As reported...................................               1.17                (0.95)                (7.57)
  Proforma......................................               1.17                (0.96)                (7.58)

Earnings per common share - assuming dilution:
  As reported...................................               1.17                (0.95)                (7.57)
  Proforma......................................               1.17                (0.96)                (7.58)

A summary of the status of the Company's stock option plan as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates is presented below

The table includes information for options granted to employees and non-employees, both issued under one stock option plan.

                                                1998                              1997                             1996
                                 ---------------------------------  --------------------------------  ----------------------------
                                                   Weighted-                            Weighted-                    Weighted-
                                     Shares        Average             Shares            Average        Shares        Average
                                      (000)     Exercise Price         (000)         Exercise Price      (000)      Exercise Price
                                 ---------------------------------  --------------------------------  ----------------------------
Outstanding at beginning of year         3,870  $       0.36               1,547     $       2.22            550    $       2.62
Granted                                    578          0.54               4,264             0.32          1,117            2.03
Exercised                                  (64)         0.20                   -                -            (61)           1.35
Forfeited                               (1,960)         0.28              (1,941)            1.75            (59)           3.28
Outstanding at end of year               2,425          0.48               3,870             0.36          1,547            2.22
Options exercisable at year-end          1,066          0.41               1,202             0.37            867            2.14
Weighted-average fair value of
 options granted during the year     $    0.27                         $    0.10                        $   0.53

The following table summarizes information about fixed stock options outstanding at December 31, 1998.

                                         Options Outstanding                                  Options Exercisable
                      ------------------------------------------------------------    -----------------------------------
                           Number         Weighted-Average       Weighted-                 Number          Weighted-
Range of Exercise      Outstanding at         Remaining           Average              Exercisable at       Average
    Prices                12/31/98        Contractual Life      Exercise Price            12/31/98       Exercise Price
-------------------------------------------------------------------------------------------------------------------------
$  0.20  to  $  0.26           504,720         8.6 years           $     0.20                 258,587       $        0.20
$  0.42  to  $  0.51         1,605,333         8.9                 $     0.47                 775,001       $        0.48
$  0.58  to  $  0.63           259,000         9.2                 $     0.61                       0       $          --
$  1.75  to  $  1.91            45,900         7.9                 $     1.90                  23,175       $        1.90
$  4.19  to  $  5.13             9,900         5.6                 $     5.04                   9,450       $        5.04
                       ---------------                                                 --------------
$  0.20  to  $  5.13         2,424,853                                                      1,066,213
                       ===============                                                 ==============

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

See Note 14, paragraph 20 regarding the April 14, 1999 Letter of Intent with a group of investors.

Note 14  -  Discontinued Operations

As described more fully below, the Company has discontinued the operations of four separate foreign subsidiaries, all of which were located in Singapore. These entities are Microelectronic Packaging (S) Pte. Ltd. ("MPS"), MPM (S) Pte. Ltd. ("MPM"), MPC (S) Pte. Ltd. ("MPC") and Furnace Technology ("FT"). The operating activities for these entities are included in "Discontinued Operations-Loss from operations" in the Consolidated Statements of Operations. The amounts by entity are as follows:

                                                                           Gain (Loss)
                                    --------------------------------------------------------------------------------------
                                            MPS               MPM                MPC              FT             TOTAL
                                    --------------------------------------------------------------------------------------
1997                                    $ (3,887,000)              -        $   43,000         $ (3,000)      $ (3,847,000)
1996                                      (7,325,000)        (22,000)         (321,000)          14,000         (7,654,000)

The amounts by entity included in "Discontinued Operations-Estimated gain (loss) on disposal of discontinued operations" in the Consolidated Statements of Operations are:

                                                                            Gain (Loss)
                 ---------------------------------------------------------------------------------------------------------
                           MPS                   MPM                  MPC                  FT                 TOTAL
                 ---------------------------------------------------------------------------------------------------------
1998                 $    6,295,000        $  7,416,000          $  450,000          $   27,000         $   14,188,000
1997                     (3,762,000)                 --                  --                  --             (3,762,000)
1996                         90,000         (28,773,000)                 --                  --            (28,683,000)

The principal components of the 1998 estimated gain on disposal of discontinued operations were a gain of $10.2 million from the deconsolidation of the non-guaranteed net liabilities of the discontinued operations, a gain of $2.3 million from interest and expenses accrued in 1996 no longer considered necessary, a gain of $1.0 million from the sale of MPS buildings, $0.2 million for amortization of deferred revenue, and $0.5 million from the collection of an insurance recovery. See Note 15 for a discussion of the factors leading to the deconsolidation of the non-guaranteed net liabilities of the discontinued operations.

In connection with these discontinued subsidiaries, which all ceased operations in 1997, the Company had previously fully guaranteed certain debt obligations. During 1998, the Company signed non-binding agreements with each of these creditors, which are subject to several conditions, including approval by a majority of the Company's shareholders, and which called for settlement payments of approximately $9.3 million to satisfy all debt obligations, if the amount was paid by May 1, 1999. See Note 20. A summary of all of those debt obligations is as follows:

                                                                   Settlement Amounts
Creditor                                                               (Thousands)            Entity Owing Debt
--------                                                               -----------            -----------------
Transpac Capital                                                       $    4,112                    MPM
Texas Instruments                                                           1.077                    MPS
Motorola                                                                      887                    MPS
DBS Bank                                                                    1,177                    MPM & MPS
STMicroelectronics                                                          1,137                    MPS
ORIX Leasing                                                                  483                    MPM
NS Electronics                                                                277                    MPI
Samsung Corning                                                               187                    MPS
                                                                           ------
Total                                                                      $9,337
                                                                           ======

On July 10, 1997, The Development Bank of Singapore Limited, one of the Company's and its subsidiaries largest creditors ("DBS"), appointed a Receiver and Manager to liquidate the assets of MPS, which is a wholly owned subsidiary of the Company which manufactured primarily pressed ceramics products. DBS exercised its option to appoint a Receiver and Manager under the terms of a Deed of Debenture dated November 27, 1984 (as amended) between DBS and MPS. The Company anticipates that the Receiver and Manager will complete the liquidation of MPS in 1999. The Company has guaranteed all of MPS's obligations to DBS. These loans are included in the caption "Debt and accrued interest of discontinued operations, in default, due on demand" in the Consolidated Balance Sheet. The Company has guaranteed the repayment of such shortfall. The Company recorded the effect of the receivership as of June 30, 1997, and the results of operations of MPS have been classified as "Loss from discontinued operations" on the Consolidated Statement of Operations. As a result of the appointment of a Receiver and Manager, MPS is no longer able to manufacture its pressed ceramic products and has ceased generating revenue since July 10, 1997.

During 1998, the Company (as guarantor) reached written agreements with all six of MPS' secured creditors. For five of those creditors (see separate discussion regarding the settlement of the DBS Bank loans below), the Company agreed to make payments aggregating $3,565,062 as full satisfaction of the total of all obligations to these creditors. The payments to these creditors are due on May 1, 1999. In addition, for one of these creditors, the Company issued immediately-exercisable warrants for the purchase of 200,000 shares of the Company's common stock at an exercise price of $1.00 per share in full satisfaction of the debt. The Company has reached further agreements with five of the six MPS creditors. The Company has signed letter agreements which call for the conversion of all amounts due to these five creditors into shares of Series A Preferred Stock. These conversion agreements are subject to agreement of the final creditor to conversion, reduction of the letter agreement into definitive agreements, as well as approval by a majority of the Company's shareholders. See Note 20.

For one of MPS' secured creditors, the Company has granted a security interest in all of the issued and outstanding capital stock of MPS, CTM and MPA. While in default, the creditor may have the right to vote and give consents with respect to all of the issued and outstanding capital of MPS, CTM and MPA. As a result, during an event of default, the Company may be unable to control at the shareholder level the direction of the subsidiary (CTM) that generates substantially all of the Company's revenues and holds substantially all of the Company's assets. The Company has not been informed of any such intention by the secured creditor, nor has that creditor ever taken any such action under its security interest. However, if the Company were to lose control at the shareholder level of its operating subsidiary, then the Company could be forced to seek protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code. See Note 20 for updated information with respect to this secured creditor.In 1996, the Company evaluated the net realizable value of the assets of its MPS subsidiary. The evaluation identified as idle assets certain excess production equipment. This equipment was written down to its fair value, which was determined to be zero. The evaluation in 1997 reduced the carrying value of all remaining assets of MPS to their anticipated liquidation value. These assets were comprised principally of inventory and production equipment. The effect of these evaluations was to reduce the carrying value of these assets by $3.8 million in 1997 and $6.2 million in 1996. These charges are included on the Consolidated Statement of Operations in the caption "Discontinued Operations-Estimated gain (loss) on disposal of discontinued operations" for 1997 and "Discontinued Operations-Loss from Operations" in 1996.

In 1998, the Company revised its estimate of the amount it will ultimately owe under debt obligations originating in Singapore. In November 1998, Management was informed of the sale of the two buildings owned by MPS, and such buildings were sold in excess of their book value. The net proceeds from these sales were utilized to retire a portion of Singapore debt obligations.

On March 18, 1997, a Receiver was appointed to handle the liquidation of the multilayer ceramics operations of MPM. As of December 31, 1998, essentially all of the assets of MPM had been sold. Final resolution of the remaining liabilities will come only after the liquidation of MPS, since MPS has guaranteed the DBS bank loan and the equipment leases entered into by MPM. The portion of these liabilities remaining after any reduction available from the sale of MPS and MPM assets will then be transferred to MPI, as MPI also guaranteed these loans and leases

As of April 14, 1998, the Company (as guarantor) reached an agreement with MPM's lessor for the payment of $483,056 as full satisfaction of the balance remaining after the sale of the leased equipment; this payment is due May 1, 1999. The Company has reached further agreement with the lessor wherein the lessor would convert the amount due to it into shares of Series A Preferred Stock. This conversion agreement is subject to agreement of the final MPS creditor to conversion, reduction of the letter agreement into definitive agreements, as well as approval of a majority of the Company's shareholders.

The holders of the debentures issued to Transpac and related parties still retain $9.0 million of debt securities issued by MPM which are guaranteed by the Company. The Company and MPM are in default thereunder. On April 22, 1998, the Company (as guarantor) reached an agreement with Transpac for the payment of $3,112,463 as full satisfaction of the total of all obligations to Transpac; this payment is due on May 1, 1999. In addition, immediately-exercisable warrants for the purchase of 500,000 shares of the Company's common stock at an exercise price of $1.00 per share were issued to Transpac, and the Company agreed to a payment of 30% of any monetary proceeds from the settlement of a specific claim, and the Company guaranteed a minimum proceeds of $1,000,000 on or prior to December 31, 1999. The Company has reached further agreement with Transpac wherein Transpac would convert the amount due to it into shares of Series A Preferred Stock. This conversion agreement is subject to agreement of the final MPS creditor to conversion, reduction of the letter agreement into definitive agreements, as well as approval of a majority of the Company's shareholders.

As indicated previously, both MPS and MPM are indebted to DBS, and the Company has guaranteed those obligations. As of July 20, 1998, the Company (as guarantor) reached an agreement with DBS for the payment of $1,177,397 as full satisfaction of all obligations to DBS; this payment is due on May 1, 1999. In addition, the Company agreed to a payment of 5% of any monetary proceeds from the settlement of a specific claim, and there were further considerations given to DBS that are not considered material by the Company. The Company has reached further agreement with DBS wherein DBS would convert the amount due to it into shares of Series A Preferred Stock. This conversion agreement is subject to agreement of the final MPS creditor to conversion, reduction of the letter agreement into definitive agreements, as well as approval of a majority of the Company's shareholders.

In connection with all of the restructuring agreements reached with the secured creditors, such restructuring agreements are subject to several conditions, including approval by a majority of the Company's shareholders. Due to the significance of these contingencies, the Company has deferred recording any gain on the debt restructuring agreements until such time that the debt is formally converted into shares of Series A Preferred Stock.

The Company's MPC subsidiary was informed in April 1997 that Carborundum Corporation ("Carborundum"), its sole customer, was immediately cancelling the manufacturing and related agreements with MPC as a result of Carborundum's sale of its assets to a third party.

On April 5, 1997, a fire at the Company's MPC facility caused damage to the building and certain equipment. The Company is insured against the fire, and has fully settled the claim with the Company's insurance carrier. The Company has closed the MPC operation and has terminated all of its MPC employees. The Company has recorded the effect of the closure of this business as of June 30, 1997, and the results of operations of MPC have been classified as "Loss from discontinued operations" in the Consolidated Statement of Operations. The Company collected in 1998 insurance proceeds for various coverages including business interruption due to the MPC fire which were greater than the book value of MPC's assets, and recorded a gain of $449,000 in 1998. The gain from insurance proceeds was classified as "Discontinued Operations-Estimated gain
(loss) on disposal of discontinued operations" in the Consolidated Statements of Operations.

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

"Current liabilities of discontinued operations, net" included in the Consolidated Balance Sheets at December 31, 1997 consists of accounts payable and accrued liabilities. Consistent with the 1997 presentation, all guaranteed debt obligations have been reclassified to the caption "Debt and accrued interest of discontinued operations, in default, due on demand" and are included in the discussion at Note 6.

On April 14, 1999, the final MPS creditor, which had not previously signed a letter agreement calling for the conversion into shares of Series A Preferred Stock, signed a Letter of Intent with a group comprised of outside investors and management of the Company (see Note 13) (collectively "Investor") to assign its creditor position for undisclosed consideration. In anticipation that this assignment will be completed, the Investor has signed a non-binding letter agreement which calls for the conversion of all the Company's obligations to this final MPS creditor into shares of Series A Preferred Stock.

Note 15  -  Deconsolidation of Current Liabilities of Discontinued Operations

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

Due to the circumstances as described above, management, effective for 1998, has not consolidated MPM and MPS, into the consolidated financial statements for MPI and subsidiaries. For MPS, the decision was based upon the Singapore High Court's decision to Wind Up in September 1997, however, due to the material amount of assets remaining to be liquidated and also due to requests made by MPS' Receiver and Manager for the Company to assist them in the realization and disposal of MPS' remaining assets, Management elected to consolidate until there was a clearer determination of the control of the subsidiary and realization of its assets. In November 1998, Management was informed of the sale of the two buildings owned by MPS. In addition, it became more evident during 1998 that any remaining realization of accounts receivable on the books of MPS was highly questionable. Accordingly the decision was made to not consolidate MPM and MPS.

"Current liabilities of discontinued operations, net" on the Consolidated Statements of Operations represents the net liabilities of the Company's Singapore subsidiaries which were not guaranteed by MPI. Such subsidiaries were incorporated in Singapore. Under provisions of Singapore law, such net liabilities are the liabilities of the discontinued subsidiaries and are not nor will they become the liabilities of MPI. Accordingly, MPI has no continuing liability with respect to the current liabilities of discontinued operations and, due to the circumstances as set forth in the previous paragraphs, management has not consolidated MPM and MPS into the 1998 consolidated financial statements for MPI and subsidiaries. The effect of this decision was to record a gain of $10.2 million, reduce the Current Liabilities of Discontinued Operations, net and improve/decrease the accumulated deficit by the same amount as of December 31, 1998. If the deconsolidation had been recorded as of December 31, 1997, the effect on the Company's financial position would have been the same as that of 1998, since there were no changes in non-guaranteed indebtedness for MPM and MPS between the two dates.

Note 16  -  Geographic Information

Year ended December 31,                                      1998         1997              1996
====================================================================================================
Net sales to unaffiliated customers:
  United States                                          $19,271,000   $28,522,000      $ 19,044,000
  Singapore                                                       --            --                --
----------------------------------------------------------------------------------------------------
Net sales as reported in the
  accompanying consolidated statements of operations     $19,271,000   $28,522,000      $ 19,044,000
====================================================================================================

Net loss from operations:
  United States                                          $(1,526,000)  $(2,209,000)     $ (4,932,000)
  Singapore                                                       --            --                --
----------------------------------------------------------------------------------------------------
Net loss from operations as reported in the
  accompanying consolidated statements of operations     $(1,526,000)  $(2,209,000)     $ (4,932,000)
====================================================================================================

December 31,                                                              1998              1997
====================================================================================================
Identifiable assets:
  United States                                                        $ 6,885,000      $  9,911,000
  Singapore and Indonesia                                                       --                --
----------------------------------------------------------------------------------------------------
Total assets as reported in the
  accompanying consolidated balance sheets                             $ 6,885,000      $  9,911,000
====================================================================================================

Identifiable liabilities:
  United States                                                        $ 5,022,000      $  9,517,000
  Singapore                                                             27,055,000        38,375,000
----------------------------------------------------------------------------------------------------
Total liabilities as reported in the
  accompanying consolidated balance sheets                             $32,077,000      $ 47,892,000
====================================================================================================

Note 17  -  Earnings per Share

                                                          For the Year Ended December 31, 1998
                                                    ------------------------------------------------
                                                      Income            Shares            Per-Share
                                                    (Numerator)      (Denominator)         Amount
                                                    -----------      ------------       ------------
Net loss from continuing operations                 $(1,526,000)

Basic EPS
Loss available to common stockholders                (1,526,000)       10,817,695        $    (0.14)
                                                                                        ============
Effect of Dilutive Securities
Stock Options                                                --                --
Warrants                                                     --                --
                                                    -----------      ------------
Diluted EPS
Loss available to common
 stockholders                                       $(1,526,000)       10,817,695        $    (0.14)
                                                   ============      ============       ============

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

                                                          For the Year Ended December 31, 1997
                                                    ------------------------------------------------
                                                      Income            Shares            Per-Share
                                                    (Numerator)      (Denominator)         Amount
                                                    -----------      ------------       ------------
Net loss from continuing operations                 $(2,209,000)

Basic EPS
Loss available to common stockholders                (2,209,000)       10,360,841        $     (0.21)
                                                                                        ============
Effect of Dilutive Securities
Stock Options                                                --                --
Warrants                                                     --                --
                                                    -----------      ------------
Diluted EPS
Loss available to common
 stockholders                                       $(2,209,000)       10,360,841        $     (0.21)
                                                    ===========      ============       ============

Options and warrants to purchase shares of common stock were outstanding during the second half of 1997 but were not included in the computation of diluted EPS because the options' and warrants' effect on EPS would be anti-dilutive.

                                                          For the Year Ended December 31, 1997
                                                    -----------------------------------------------
                                                      Income            Shares           Per-Share
                                                    (Numerator)      (Denominator)        Amount
                                                    -----------      ------------       -----------
Net loss from continuing operations                 $(4,932,000)
Basic EPS
Income available to common stockholders              (4,932,000)        5,445,380          $ (0.90)
                                                                                        ==========
Effect of Dilutive Securities
Stock Options                                                --                --
Warrants                                                     --                --
                                                    -----------      ------------
Diluted EPS
Income available to common
 stockholders                                       $(4,932,000)        5,445,380          $ (0.90)
                                                    ===========      ============       ==========

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

Note 19 - Restatements to Financial Statements

In August 1999, it was determined that the $10,227,000 benefit arising from the 1998 deconsolidation of the Company's discontinued Singapore subsidiaries should be accounted for as a gain rather than as an improvement/decrease of the Company's accumulated deficit. Additionally, it was determined that (1) the 1997 provision for interest of $3,500,000 on the Company's discontinued Singapore subsidiaries' debt, guaranteed by MPI, which was included in the gain (loss) on disposal of discontinued operations, should be recognized as expense over the period of the debt as incurred, and (2) the 1997 and 1996 provisions for interest of $676,000 and $2,406,000, respectively, on the Company's discontinued Singapore subsidiaries' debt, which was included in the loss from discontinued operations, should be recognized as expense in other income (expense) in the Consolidated Statements of Operations. Accordingly, the accompanying consolidated financial statements have been restated to reflect the benefit from deconsolidation as a gain on disposal of discontinued operations, to reflect interest on the Company's discontinued Singapore subsidiaries' debt, guaranteed by MPI, as interest expense over the period of the debt, and to reflect the reclassification of interest expense as other income (expense) from continuing operations. The restatement had no impact on the reported December 31, 1998 consolidated working capital, accumulated deficit or shareholders' equity. The restatement had no impact on the reported income (loss) from operations.

The following summarizes the impact of the adjustments on net income (loss) in the consolidated financial statements:

                                                              1998                    1997                  1996
                                                        -------------------------------------------------------------
Net income (loss) as previously reported                    $ 4,686,000             $(11,496,000)        $(41,842,000)
Adjustment for deconsolidation                               10,227,000                       --                   --
Adjustment for interest expense                              (2,251,000)               1,678,000              573,000
                                                        -------------------------------------------------------------
Net income (loss), restated                                 $12,662,000             $( 9,818,000)        $(41,269,000)
                                                        =============================================================

Earnings (loss) per common share-basic, as
 previously reported                                        $      0.43             $      (1.11)        $      (7.68)
                                                        =============================================================
Earnings (loss) per common share-basic, restated            $      1.17             $      (0.95)        $      (7.57)
                                                        =============================================================
Earnings (loss) per common share-assuming
 dilution, as previously reported                           $      0.43             $      (1.06)        $      (7.68)
                                                        =============================================================
Earnings (loss) per common share-assuming
 dilution, restated                                         $      1.17             $      (0.95)        $      (7.57)
                                                        =============================================================

Note 20 - Subsequent Events

In August and September of 1999, the Company obtained amendments to the agreements with secured creditors which call for the conversion of all amounts due under the Guaranty Obligations into shares of Series A Preferred Stock. Such amendments now grant the Company until October 31, 1999 to fulfill all of its obligations under the agreements, including obtaining approval by a majority of the Company's shareholders. Further, the Investor which had agreed to purchase the creditor position from the holder of one of the Guaranty Obligations completed the purchase of such creditor position on August 31, 1999, thereby replacing STMicroelectronics as one of the group of secured creditors of the Company.

For one of MPS' secured creditors as described in Note 14, the Company has granted a security interest in all of the issued and outstanding capital stock of MPS, CTM and MPA. While in default, the creditor may have the right to vote and give consents with respect to all of the issued and outstanding capital of MPS, CTM and MPA. As a result, during an event of default, the Company may be unable to control at the shareholder level the direction of the subsidiary (CTM) that generates substantially all of the Company's revenues and holds substantially all of the Company's assets. The Company has not been informed of any such intention by the secured creditor, nor has that creditor ever taken any such action under its security interest.

Currently, under the terms of the Conversion Agreement and subsequent extensions with the creditor, the Company is not in technical default of the borrowing arrangement presently, and has until October 31,1999 to complete the debt to equity conversion. Therefore, this creditor cannot exercise its rights it may have under its security agreement with the Company, covering the capital stock of CTM until after October 31, 1999. Since this creditor does not presently have the right to control voting of the capital stock of CTM, Company management continues to make all operating decisions relative to CTM and MPA. However, if the Company was not able to complete the Debt to Equity conversion by October 31, 1999, and if this creditor were to exercise its rights under the security agreement and if the Company were to lose control at the shareholder level of its operating subsidiary, then the Company could be forced to seek protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code.

             Report of Independent Certified Public Accountants on
                         Financial Statements Schedule

Board of Directors
Microelectronic Packaging, Inc.
San Diego, California

The audits referred to in our report dated March 11, 1999, except for Note 14, paragraph 19, which is as of April 14, 1999 and Notes 19 and 20, which are as of September 2, 1999, relating to the consolidated financial statements of Microelectronic Packaging, Inc., which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficiency of $27,120,000 and an accumulated deficit of $65,335,000 as of December 31, 1998, is in default of most of it's loan agreements, is economically dependent on a single customer, has three foreign subsidiaries in receivership and/or liquidation under Singapore law, has various claims and lawsuits filed against the Company and it's subsidiaries and may be forced to seek protection for the Company and certain subsidiaries under United States bankruptcy law. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 2. Continuation of the Company is dependent on the Company's ability to negotiate arrangements with its lenders, raise sufficient capital, achieve sufficient cash flow to meet its debt obligations and profitability. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    BDO SEIDMAN, LLP

Costa Mesa, California
March 11, 1999  except for
 Note 14, paragraph 19, which
 is as of April 14, 1999 and Notes 19 and 20 which are as of September 2, 1999.

                        Microelectronic Packaging, Inc.
                Valuation and Qualifying Accounts and Reserves
                  For the Three Years Ended December 31, 1998
                                  Schedule II

                                                             Additions
                                          Balance At        Charged To          Transfers to
                                         Beginning Of        Costs And         Discontinued                        Balance At
                                            Period           Expenses           Operations        Deductions      End Of Period
                                         --------------------------------------------------------------------------------------
Allowance For Doubtful Accounts
 for the Year Ended:
     December 31, 1996                    $   199,000        $    99,000      $           -    $          -         $   298,000
     December 31, 1997                        298,000                  -                  -         (63,000)            235,000
     December 31, 1998                        235,000                  -                  -               -             235,000

Inventory Valuation Reserves for
 the Year Ended:
     December 31, 1996                    $ 1,030,000        $   606,000      $           -    $   (312,000)        $ 1,324,000
     December 31, 1997                      1,324,000             49,000           (909,000)       (220,000)            244,000
     December 31, 1998                        244,000            455,000                  -               -             699,000

Other Valuation Reserves (1)
for the Year Ended:
     December 31, 1996                    $   983,000        $ 1,817,000      $           -    $          -         $ 2,800,000
     December 31, 1997                      2,800,000                  -         (2,526,000)              -             274,000
     December 31, 1998                        274,000                  -                  -        (200,000)             74,000

Property, Plant And Equipment -
 Continuing Operations
 for the Year Ended:
     December 31, 1996                    $         -        $ 6,163,000      $           -    $          -         $ 6,163,000
     December 31, 1997                      6,163,000                  -         (6,163,000)              -                   -
     December 31, 1998                              -                  -                  -               -                   -

Property, Plant And Equipment -
 Discontinued Operations
 for the Year Ended:
     December 31, 1996                    $         -        $14,943,000      $           -    $          -         $14,943,000
     December 31, 1997                     14,943,000            755,000          6,163,000               -          21,861,000
     December 31, 1998                     21,861,000                  -                  -     (21,861,000)                  -

(1)  Pertains To Other Receivables, Including Innoventure Receivable for 1996.