Form 10-Q/A
period 1999-03-31
MICROELECTRONIC PACKAGING INC /CA/
filed 1999-09-21
CIK 916232

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               _________________

                                  FORM 10-Q/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31, 1999
                                    ------------------

                    Commission file number   0-23562
                                           -----------

                       MICROELECTRONIC PACKAGING, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           California                                           94-3142624
---------------------------------                          ---------------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)


 9577 Chesapeake Drive, San Diego, California                      92123
----------------------------------------------             ---------------------
    (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code   (858) 292-7000
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


     Yes    [X]                    No   [_]

       At May 10, 1999, there were outstanding 10,856,890 shares of the Registrant's Common Stock, no par value per share.

================================================================================

Index                                                                   Page No.
-----                                                                   --------

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets.........................     3

          Condensed Consolidated Statements of Operations...............     4

          Condensed Consolidated Statements of Cash Flows...............     5

          Condensed Consolidated Statement of
            Changes in Shareholders' Deficit............................     6

          Notes to Condensed Consolidated Financial Statements..........     7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations...............    13


Item 3.   Quantitative and Qualitative Disclosures About Market Risk....    18


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.............................................    19

Item 2.   Changes in Securities and Use of Proceeds.....................    19

Item 3.   Defaults upon Senior Securities...............................    19

Item 4.   Submission of Matters to a Vote of Security Holders...........    19

Item 5.   Other Information.............................................    19

Item 6.   Exhibits and Reports on Form 8-K..............................    19

SIGNATURES..............................................................    20

EXHIBIT INDEX...........................................................    21

                        PART I - FINANCIAL INFORMATION
                         Item 1 - Financial Statements

                        MICROELECTRONIC PACKAGING, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 31,      December 31,
                                                      1999            1998
--------------------------------------------------------------------------------
ASSETS                                             (unaudited)

Current assets:
  Cash                                            $    129,000     $    469,000
  Accounts receivable, net                           1,130,000        1,306,000
  Inventories                                        2,742,000        3,073,000
  Other current assets                                 166,000           60,000
--------------------------------------------------------------------------------
     Total current assets                            4,167,000        4,908,000
Property, plant and equipment, net                   1,654,000        1,806,000
Other non-current assets                               144,000          171,000
--------------------------------------------------------------------------------
                                                  $  5,965,000     $  6,885,000
================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Current portion of long-term debt               $     19,000     $     20,000
  Accounts payable                                   3,932,000        4,045,000
  Accrued liabilities                                  669,000          908,000
  Debt and accrued interest of discontinued
   operations, in default, due on demand            27,557,000       27,055,000
--------------------------------------------------------------------------------
     Total current liabilities                      32,177,000       32,028,000
Long-term debt, less current portion                    45,000           49,000
Commitments and Contingencies
Shareholders' Deficit
  Common stock, no par value                        40,162,000       40,143,000
  Accumulated deficit                              (66,419,000)     (65,335,000)
--------------------------------------------------------------------------------
Total shareholders' deficit                        (26,257,000)     (25,192,000)
--------------------------------------------------------------------------------
                                                  $  5,965,000     $  6,885,000
================================================================================

                        MICROELECTRONIC PACKAGING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                 Three months ended March 31,
                                                                         -------------------------------------------
                                                                                1999                     1998
--------------------------------------------------------------------------------------------------------------------
                                                                                                       Restated
Net sales                                                                $      1,743,000         $      7,334,000
Cost of goods sold                                                              1,584,000                5,381,000
--------------------------------------------------------------------------------------------------------------------
Gross profit                                                                      159,000                1,953,000
Selling, general and administrative                                               546,000                  776,000
Engineering and product development                                               191,000                  272,000
--------------------------------------------------------------------------------------------------------------------
     Income (loss) from operations                                               (578,000)                 905,000
Other income (expense):
     Interest (expense), net                                                     (506,000)                (579,000)
     Other income, net                                                              --                      48,000
--------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
   Before provision for income taxes                                           (1,084,000)                 374,000
Provision for income taxes                                                          --                     (18,000)
--------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                       (1,084,000)                 356,000
Discontinued operations:
   Estimated gain on disposal                                                       --                      23,000
====================================================================================================================
Net income (loss)                                                        $     (1,084,000)        $        379,000
====================================================================================================================
Earnings (loss) per common share-basic:
   Continuing operations                                                 $          (0.10)        $           0.03
   Discontinued operations                                                          --                        --
--------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share                                       $          (0.10)        $           0.03
====================================================================================================================
Earnings (loss) per common share-assuming dilution:
   Continuing operations                                                 $          (0.10)        $           0.03
   Discontinued operations                                                          --                        --
--------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share - assuming dilution                   $          (0.10)        $           0.03
====================================================================================================================

                        MICROELECTRONIC PACKAGING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                 Three months ended March 31,
                                                                            ----------------------------------------
                                                                                    1999                1998
--------------------------------------------------------------------------------------------------------------------
                                                                                                         Restated
Net cash provided (used) by operating activities:
                                                                            $     (331,000)         $     172,000

--------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Acquisition of fixed assets                                                   (4,000)              (546,000)
      Proceeds from the sale of fixed assets                                          --                   13,000
--------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                                    (4,000)              (533,000)
--------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Principal payments on long-term debt
         and promissory notes                                                       (5,000)                (3,000)
--------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                    (5,000)                (3,000)
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                   (340,000)              (364,000)
Cash at  beginning of period                                                       469,000              1,296,000
--------------------------------------------------------------------------------------------------------------------
Cash at  end of period                                                      $      129,000          $     932,000
====================================================================================================================

                        MICROELECTRONIC PACKAGING, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                           IN SHAREHOLDERS' DEFICIT
                                  (unaudited)

                                             Common Stock               Accumulated
                                   -------------------------------
                                       Shares            Amount           Deficit             Total
                                   --------------    -------------    ----------------    ---------------
Balance at January 1, 1999           10,856,890       $40,143,000       $(65,335,000)      $(25,192,000)

Non-employee stock-based
  compensation                             --              19,000               --               19,000

Net (loss)                                 --               --            (1,084,000)        (1,084,000)
---------------------------------------------------------------------------------------------------------

Balance at March 31, 1999            10,856,890       $40,162,000       $(66,419,000)      $(26,257,000)
=========================================================================================================

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

2.   Restatement of Activities of Discontinued Operations

     In August 1999, it was determined that the 1997 provision for interest of $3,500,000 on the Company's discontinued Singapore subsidiaries' debt, guaranteed by MPI, should be accrued over the period of the debt as interest expense. Such interest is now reflected as a component of income
     (loss) from continuing operations. It was also determined that the recording of an item as other income at interim periods in 1998 should be accounted for as gain (loss) on disposal of discontinued operations.

     Accordingly, the accompanying condensed consolidated statement of operations for the three months ended March 31, 1998 has been restated to reflect interest on the Company's discontinued Singapore subsidiaries' debt, guaranteed by MPI, as $575,000 of interest expense; and to reflect amortization of deferred revenue of $23,000 as gain on disposal of discontinued operations. The effect of these changes was to decrease income from continuing operations by $598,000 for the three months ended March 31, 1998. Net income (loss), which includes discontinued operations, decreased by $575,000 for the three months ended March 31, 1998. The restatement had no impact on the reported income (loss) from operations.

3.   Inventories

     Inventories consist of the following:

                                        March 31, 1999      December 31, 1998
                                        --------------      -----------------
                                          (Unaudited)
        Raw materials.................    $ 2,276,000          $ 2,203,000
        Work-in-progress..............      1,194,000            1,531,000
        Finished goods................          1,000               38,000
        Obsolescence reserve..........       (729,000)            (699,000)
                                          -----------          -----------

                                          $ 2,742,000          $ 3,073,000
                                          ===========          ===========

                        Microelectronic Packaging, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


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

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

5.   Net Income (Loss) Per Share

                                                      For the three months ended March 31, 1999
                                                  --------------------------------------------------
                                                     Income             Shares          Per-Share
                                                   (Numerator)      (Denominator)        Amount
                                                  -------------    ---------------    -------------
     Loss from continuing operations               $ (1,084,000)           --
     Basic EPS

     Loss available to common shareholders         $ (1,084,000)      10,856,890         $  (0.10)
                                                   ============       ==========         ========

     The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company.

                                                      For the three months ended March 31, 1999
                                                  --------------------------------------------------
                                                     Income             Shares          Per-Share
                                                   (Numerator)      (Denominator)        Amount
                                                  -------------    ---------------    -------------
     Income from continuing operations              $  356,000            --
     Basic EPS
     Income available to common shareholders           356,000       10,793,279          $   0.03
                                                                                         ========

     Effect of dilutive securities:
     Stock options                                       --           1,740,282
     Warrants                                            --               --
                                                    ----------       ----------
     Diluted EPS
     Income available to common
      shareholders + assumed conversions            $  356,000       12,533,561          $   0.03
                                                    ==========       ==========          ========

     Options to purchase 275,800 shares and warrants to purchase 1,227,693 shares of common stock at prices ranging from $0.63 to $6.50 were outstanding during the first quarter of 1998, but were not included in the computation of diluted EPS because the options' and warrants' exercise prices were greater than the average market price of the common shares for the quarter then ended.

6.   Commitments and Contingencies

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

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

7.   Asian Creditor Loan Agreements Guaranteed by MPI

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

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

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

8.   Going Concern

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

10.  Subsequent Events

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

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

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

     Currently, under the terms of the conversion agreement and subsequent extensions with this creditor, the Company is not in technical default of the borrowing arrangement presently, and has until October 31, 1999 to complete the debt to equity conversion. Therefore, this creditor cannot exercise its rights it may have under its security agreement with the Company, covering the capital stock of CTM, until after October 31, 1999. Since this creditor does not presently have the right to control voting of the capital stock of CTM, Company management continues to make all operating decisions relative to MPS, CTM and MPA. However, if the Company was not able to complete the debt to equity conversion by October 31, 1999 and if the creditor were to exercise its rights under its security agreement and if the Company were to lose control at the shareholder level of its operating subsidiary, then the Company could be forced to seek protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code.

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

RESULTS OF OPERATIONS

NET SALES

For the three months ended March 31, 1999, net sales were $1,743,000 as compared to net sales of $7,334,000 for the first quarter of 1998, resulting in decreased sales of $5,591,000 or 76%. The decrease in net sales is primarily the result of decreased shipments to the Company's largest customer, Schlumberger. Sales to this one customer comprised 85% and 77% of total net sales for the first quarters of 1999 and 1998, respectively. Sales to this customer declined from $6,465,000 for the first quarter of 1998 to $1,490,000 for the first quarter of 1999, a decrease of $4,975,000 or 77%. Units shipped to this customer declined by 35%, reflecting lower demand from the customer in the first quarter of 1999 as compared to the first quarter of 1998. Revenue in terms of dollars declined by greater than revenue in terms of units because of a significant shift in product mix in the first quarter of 1999. Approximately one-half of sales to the Company's principal customer in 1999 were comprised of the repair and upgrade of multi-chip modules (MCMs). This repair activity generates only one-fourth of the dollar revenue as compared to the dollar revenue of newly-built MCMs, thereby causing a decline in revenue dollars greater than the decline in revenue units. Such repair activities comprised only 5% of sales for the first quarter of 1998.

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

INTEREST EXPENSE

Interest expense was $506,000 for the first quarter of 1999, representing a decrease of $73,000 from the corresponding quarter of 1998. The majority of the interest expense recorded for both comparative periods presented is interest accrued on the guaranteed debt of the Company's discontinued operations ("Guaranty Obligations"). While the Company has accrued interest on the Guaranty Obligations, the Company does not anticipate that it will pay such interest to the holders of these obligations. See Note 6 to the accompanying Condensed Consolidated Financial Statements for an explanation of how the Company intends to eliminate the Guaranty Obligations and the associated interest expense. The amount of interest recorded on the Guaranty Obligations declined from the 1998 period to the corresponding 1999 period. One portion of the Guaranty Obligations, due to Development Bank of Singapore (DBS), declined in 1998 due to the sale of property held as security by DBS and the corresponding reduction in the amount of debt due to DBS. This debt reduction resulted in a lesser amount of interest accrued in 1999 as compared to 1998.

OTHER INCOME

Other income was nil for the first quarter of 1999, as compared to $48,000 for the first quarter of 1998. Other income for 1998 was comprised of the collection of a previous year tax item, which did not occur in 1999.

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

DISCONTINUED OPERATIONS

The three month period ended March 31, 1998 included results from the Company's discontinued Singapore operations, which activities did not occur in 1999. The 1998 amount of $23,000 relates to the amortization of deferred revenue from the Company's MPS operation in Singapore.

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

In January 1999, the Company and Motorola signed a non-binding letter agreement which calls for the conversion of all the Company's liabilities to Motorola under the Guaranty Obligations into shares of the Company's Series A Preferred Stock as explained in Note 7 to the accompanying Condensed Consolidated Financial Statements. There can be no assurance that the Company will be successful in its efforts to reduce this non-binding letter agreement with Motorola to a binding Conversion Agreement.

As of the date of filing this amended document, the Company is not in technical default of the borrowing arrangement presently, and has until October 31, 1999 to complete the debt to equity conversion. Therefore, Motorola cannot exercise its rights it may have under its security agreement with the Company, covering the capital stock of CTM, until after October 31, 1999. Since Motorola does not presently have the right to control voting of the capital stock of CTM, Company management continues to make all operating decisions relative to CTM and MPA. However, if the Company is not able to complete the debt to equity conversion by October 31, 1999 and if Motorola were to exercise its rights under its security agreement and if the Company were to lose control at the shareholder level of its operating subsidiary, then, as previously indicated, the Company could be forced to seek protection under Chapter 7 or Chapter 11 of Title 11 of the United States Code.

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

Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21/st/ century dates from 20/th/ century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry and in other industries concerning the potential effects associated with such compliance. Although the Company currently offers products that are designed to be Year 2000 compliant, there can be no assurance that the Company's products and the software products used by the Company contain all necessary date code changes. As of March 31, 1999, the Company has partially completed an analysis of its readiness for compliance with the Year 2000 change. Its assessment of its manufacturing systems and company products reveals that no known Year 2000 issues currently exist either in the products, their raw materials, or their relationship as components to larger systems produced by its customers; its financial systems software is currently being upgraded to a newer replacement system which will be complete in 1999, and which system is Year 2000 compliant;

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

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          Reports on Form 8-K.

          None.

          The Exhibits filed as part of this report are listed below.

          Exhibit No.    Description
          -----------    -----------
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


                                             MICROELECTRONIC PACKAGING, INC.
                                             -------------------------------
                                                      (Registrant)


Date:  September 17, 1999                    By:   /s/  Denis J. Trafecanty
     ----------------------                     ----------------------------
                                                   Denis J. Trafecanty
                                                   Senior Vice President,
                                                   Chief Financial Officer
                                                   and Secretary