Form 10-Q/A
period 1999-06-30
MICROELECTRONIC PACKAGING INC /CA/
filed 1999-09-21
CIK 916232

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     June 30, 1999
                                        -------------

                    Commission file number      0-23562
                                                -------

                        MICROELECTRONIC PACKAGING, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          California                                     94-3142624
--------------------------------------      ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


   9577 Chesapeake Drive, San Diego, California                 92123
-------------------------------------------------      -------------------------
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code         (858) 292-7000
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

     Yes  [X]                         No  [ ]

      At August 10, 1999, there were outstanding 10,856,890 shares of the Registrant's Common Stock, no par value per share.

================================================================================

Index                                                                             Page No.
-----                                                                             --------
PART I            FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets..........................        3

                  Condensed Consolidated Statements of Operations................        4

                  Condensed Consolidated Statements of Cash Flows................        5

                  Condensed Consolidated Statement of
                   Changes in Shareholders' Deficit..............................        6

                  Notes to Condensed Consolidated Financial Statements...........        7

Item 2.           Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.................       14

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.....       21

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings..............................................       21

Item 2.           Changes in Securities and Use of Proceeds......................       21

Item 3.           Defaults upon Senior Securities................................       21

Item 4.           Submission of Matters to a Vote of Security Holders............       21

Item 5.           Other Information..............................................       21

Item 6.           Exhibits and Reports on Form 8-K...............................       21

SIGNATURES.......................................................................       23

EXHIBIT INDEX....................................................................       24

                        PART I - FINANCIAL INFORMATION
             Item 1 - Condensed Consolidated Financial Statements

                        MICROELECTRONIC PACKAGING, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   June 30,           December 31,
                                                                     1999                1998
--------------------------------------------------------------------------------------------------
ASSETS                                                             (unaudited)
Current assets:
         Cash                                                    $    140,000         $    469,000
         Accounts receivable, net                                   1,489,000            1,306,000
         Inventories                                                2,065,000            3,073,000
         Other current assets                                         164,000               60,000
--------------------------------------------------------------------------------------------------
          Total current assets                                      3,858,000            4,908,000
Property, plant and equipment, net                                  2,051,000            1,806,000
Other non-current assets                                              117,000              171,000
--------------------------------------------------------------------------------------------------
                                                                 $  6,026,000         $  6,885,000
==================================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
         Current portion of long-term debt                       $    473,000         $     20,000
         Accounts payable                                           3,883,000            4,045,000
         Accrued liabilities                                          662,000              908,000
         Debt and accrued interest of discontinued
          operations, in default, due on demand                    28,059,000           27,055,000
--------------------------------------------------------------------------------------------------
           Total current liabilities                               33,077,000           32,028,000
Long-term debt, less current portion                                   40,000               49,000
Commitments and Contingencies
Shareholders' Deficit
         Common stock, no par value                                40,170,000           40,143,000
         Accumulated deficit                                      (67,261,000)         (65,335,000)
--------------------------------------------------------------------------------------------------
Total shareholders' deficit                                       (27,091,000)         (25,192,000)
--------------------------------------------------------------------------------------------------
                                                                 $  6,026,000         $  6,885,000
==================================================================================================

                        MICROELECTRONIC PACKAGING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                       Three months ended June 30,       Six months ended June 30,
                                                                     -----------------------------   ------------------------------
                                                                            1999           1998           1999             1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        (Restated)                      (Restated)
Net sales                                                                $2,182,000   $  5,825,000   $  3,924,000     $  13,159,000
Cost of goods sold                                                        1,928,000      4,559,000      3,511,000         9,940,000
-----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                254,000      1,266,000        413,000         3,219,000
Selling, general and administrative                                         501,000        934,000      1,047,000         1,710,000
Engineering and product development                                         178,000        320,000        370,000           592,000
-----------------------------------------------------------------------------------------------------------------------------------
    Income (loss) from operations                                          (425,000)        12,000     (1,004,000)          917,000
Other income (expense):
   Interest (expense), net                                                 (507,000)      (579,000)    (1,013,000)       (1,158,000)
   Other income, net                                                         90,000          1,000         91,000            49,000
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
   before provision for income taxes                                       (842,000)      (566,000)    (1,926,000)         (192,000)
Provision for income taxes                                                     -              -              -              (18,000)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
   operations                                                              (842,000)      (566,000)    (1,926,000)         (210,000)
Discontinued Operations:
   Estimated gain on disposal                                                  -        10,445,000           -           10,468,000
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                        $ (842,000)  $  9,879,000   $ (1,926,000)    $  10,258,000
===================================================================================================================================

Earnings (loss) per common share - basic:
   Continuing operations                                                 $    (0.08)  $      (0.05)  $      (0.18)    $       (0.02)
   Discontinued operations                                                     -              0.97           -                 0.97
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share                                       $    (0.08)  $       0.92   $      (0.18)    $        0.95
===================================================================================================================================

Earnings (loss) per common share - assuming dilution:
   Continuing operations                                                 $    (0.08)  $      (0.05)  $      (0.18)    $       (0.02)
   Discontinued operations                                                     -              0.97           -                 0.97
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share                                       $    (0.08)  $       0.92   $      (0.18)    $        0.95
===================================================================================================================================

                        MICROELECTRONIC PACKAGING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                      Six months ended June 30,
                                                                ----------------------------------
                                                                      1999                 1998
--------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities:                  $(212,000)          $   517,000

--------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Acquisition of fixed assets                                     (11,000)           (1,024,000)
     Proceeds from the sale of fixed assets                           --                    10,000
--------------------------------------------------------------------------------------------------
Net cash used by investing activities                                (11,000)           (1,014,000)
--------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Principal payments on long-term debt
        and promissory notes                                        (106,000)              (21,000)
--------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                    (106,000)              (21,000)
--------------------------------------------------------------------------------------------------
Net decrease in cash                                                (329,000)             (518,000)
Cash at beginning of period                                          469,000             1,296,000
--------------------------------------------------------------------------------------------------
Cash at end of period                                              $ 140,000           $   778,000
==================================================================================================

                        MICROELECTRONIC PACKAGING, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                           IN SHAREHOLDERS' DEFICIT
                                  (unaudited)

                                            Common Stock                     Accumulated
                              --------------------------------------
                                    Shares               Amount                Deficit                 Total
                              -----------------    -----------------    ------------------     ------------------
Balance at January 1, 1999         10,856,890          $40,143,000          $(65,335,000)          $(25,192,000)

Non-employee stock-based
        Compensation                   --                   27,000                 --                    27,000

Net (loss)                             --                   --                (1,926,000)            (1,926,000)
---------------------------------------------------------------------------------------------------------------

Balance at June 30, 1999           10,856,890          $40,170,000          $(67,261,000)          $(27,091,000)
===============================================================================================================

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------


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

2.   Restatement of Activities of Discontinued Operations

     In August 1999, it was determined that the $10,227,000 benefit arising from the 1998 deconsolidation of the Company's discontinued Singapore subsidiaries should be accounted for as a gain rather than as an improvement/decrease of the Company's accumulated deficit. Additionally, it was determined that the 1997 provision for interest of $3,500,000 on the Company's discontinued Singapore subsidiaries' debt, guaranteed by MPI, should be accrued over the period of the debt as interest expense. Such interest is now reflected as a component of income (loss) from continuing operations. It was also determined that the recording of certain items as other income at interim periods in 1998 should be accounted for as gain
     (loss) on disposal of discontinued operations.

     Accordingly, the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 1998 have been restated to reflect the benefit from deconsolidation as a gain on disposal of discontinued operations ($10,226,000 for both periods ended June 30, 1998); to reflect interest on the Company's discontinued Singapore subsidiaries' debt, guaranteed by MPI, as interest expense ($576,000 and $1,152,000 for the three and six months ended June 30, 1998, respectively); to reflect amortization of deferred revenue as gain on disposal of discontinued operations ($22,000 and $44,000 for the three and six months ended June 30, 1998, respectively); and to reflect collection of an insurance recovery as gain on disposal of discontinued operations ($197,000 for both periods ended June 30, 1998). The effect of these changes was to decrease income from continuing operations by $795,000 and $1,393,000 for the three and six months ended June 30, 1998, respectively. Net income
     (loss), which includes discontinued operations, increased by $9,650,000 and $9,075,000 for the three and six months ended June 30, 1998, respectively. The restatement had no impact on the reported net income (loss) from operations.

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------


3.   Inventories

     Inventories consist of the following:

                                         June 30, 1999       December 31, 1998
                                        ---------------     -------------------
                                          (Unaudited)
       Raw materials.................     $ 1,722,000            $ 2,203,000
       Work-in-progress..............       1,003,000              1,531,000
       Finished goods................           7,000                 38,000
       Obsolescence reserve..........        (667,000)              (699,000)
                                          -----------            -----------
                                          $ 2,065,000            $ 3,073,000
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

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------


5. Net Income (Loss) Per Share

                                                For the three months ended June 30, 1999
                                             ----------------------------------------------
                                                Income           Shares          Per-Share
                                              (Numerator)     (Denominator)        Amount
                                             -------------   ---------------    -----------
     Loss from continuing operations           $ (842,000)          --
     Basic EPS

     Loss available to common shareholders     $ (842,000)      10,856,890        $  (0.08)
                                               ==========       ==========        ========

     The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company.

                                                For the three months ended June 30, 1998
                                             ----------------------------------------------
                                                Income           Shares          Per-Share
                                              (Numerator)     (Denominator)        Amount
                                             -------------   ---------------    -----------
Loss from continuing operations                $ (566,000)          --
Basic EPS
Loss available to common shareholders          $ (566,000)      10,793,279        $  (0.05)
                                               ==========       ==========        ========

                                                For the six months ended June 30, 1999
                                             ----------------------------------------------
                                                Income           Shares          Per-Share
                                              (Numerator)     (Denominator)        Amount
                                             -------------   ---------------    -----------
Loss from continuing operations              $  (1,926,000)         --
Basic EPS
Loss available to common shareholders        $  (1,926,000)     10,856,890       $  (0.18)
                                             =============      ==========       ========

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

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------


                                                For the six months ended June 30, 1998
                                             ----------------------------------------------
                                                Income           Shares          Per-Share
                                              (Numerator)     (Denominator)        Amount
                                             -------------   ---------------    -----------
Loss from continuing operations                $ (210,000)
Basic EPS
Loss available to common shareholders          $ (210,000)      10,793,279        $  (0.02)
                                               ==========       ==========        ========

     The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses by the Company.

6.   Commitments and Contingencies

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

7.   Asian Creditor Loan Agreements Guaranteed by MPI

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

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------


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

     The Company currently has filed a Consent Solicitation Statement with the Securities and Exchange Commission ("SEC"). Assuming approval by the SEC, this Consent Solicitation Statement will be mailed to all shareholders of the Company in an effort to obtain shareholder approval for the Debt to Equity Conversion. If the proposal is not approved by the shareholders of the Company by August 31, 1999, the Company will request an additional extension of time beyond August 31, 1999 for a reasonable time to enable the Company to receive shareholder approval. However, there is no assurance that such request for extensions will be granted.

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

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------


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

                Notes to Condensed Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------


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

RESULTS OF OPERATIONS

NET SALES

For the three months ended June 30, 1999, net sales were $2,182,000 as compared to net sales of $5,825,000 for the second quarter of 1998, resulting in decreased sales of $3,643,000 or 63%. The decrease in net sales is primarily the result of decreased shipments to the Company's largest customer, Schlumberger. Sales to this one customer comprised 90% and 91% of total net sales for the second quarters of 1999 and 1998, respectively. Sales to this customer declined from $5,039,000 for the second quarter of 1998 to $1,958,000 for the second quarter of 1999, a decrease of $3,081,000 or 61%. Units shipped to this one customer declined by 47%, reflecting lower demand from the customer in the second quarter of 1999 as compared to the second quarter of 1998.
Revenue in terms of dollars declined by more than revenue in terms of units because of a significant shift in product mix in 1999. Approximately 40% of sales to the Company's largest customer in 1999 were comprised of the repair and upgrade of multi-chip modules (MCMs). This repair activity generates only approximately one-fourth of the dollar revenue as compared to the dollar revenue of newly-built MCMs, thereby causing a decline in revenue dollars greater than the decline in revenue units. Such repair activities comprised only approximately 10% of sales for the second quarter of 1998.

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

INTEREST EXPENSE

Interest expense was $507,000 for the second quarter of 1999, representing a decrease of $72,000 from the corresponding quarter of 1998. Interest expense was $1,013,000 for the six months ended June 30, 1999, representing a decrease of $145,000 from the same period of 1998. The majority of the interest expense recorded for all periods presented is interest accrued on the guaranteed debt of the Company's discontinued operations ("Guaranty Obligations"). While the Company has accrued the interest on the Guaranty Obligations, the Company does not anticipate that it will pay such interest to the holders of these obligations. See Note 6 to the accompanying Condensed Consolidated Financial Statements for an explanation of how the Company intends to eliminate the Guaranty Obligations and the associated interest expense. The amount of interest recorded on the Guaranty Obligations declined from the 1998 periods to the corresponding 1999 periods. One portion of the Guaranty Obligations, due to Development Bank of Singapore (DBS), declined in 1998 due to the sale of property held as security by DBS and the corresponding reduction in the amount of debt due to DBS. This debt reduction resulted in a lesser amount of interest accrued in 1999 as compared to 1998.

OTHER INCOME

Other income was $90,000 for the second quarter of 1999, as compared to $1,000 for the second quarter of 1998. Other income was $91,000 for the six months ended June 30, 1999 as compared to $49,000 for the same period of 1998. Other income for 1999 is primarily comprised of the recovery of an asset written off in 1997.

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

DISCONTINUED OPERATIONS

The three and six month periods ended June 30, 1998 included results from the Company's discontinued Singapore operations, which activities did not occur in 1999. The 1998 results include the effect of the Company's decision to not consolidate the assets and liabilities of the Company's discontinued operations not guaranteed by the Company. The discontinued operations are MPM, MPS, MPC and Furnace Tech. The effect of this decision was to record a gain of $10.2 million, reduce the Current Liabilities of Discontinued Operations, net and improve/decrease the accumulated deficit by the same amount as of June 30, 1998. The

Company also recorded in 1998, $197,000 relating to the partial settlement of an insurance claim for a fire at the Company's MPC facility in April 1997. The 1998 amount also includes $44,000 relating to the amortization of deferred revenue from the Company's MPS operation in Singapore.

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

Risk of Bankruptcy. If the Company is not able to restructure its liabilities under the Guaranty Obligations, the Company believes it will initially file for reorganization under Chapter 11 of Title 11 of the United States Code or, if a Chapter 11 bankruptcy cannot be completed, the company may be liquidated under Chapter 7 of Title 11 of the United States Code. There can be no assurance that if the Company decides to reorganize under the applicable laws of the United States that such reorganizational efforts would be successful or that shareholders would receive any distribution on account of their ownership of shares of the Company's stock. Similarly, there can be no assurances that if the Company decides to liquidate under the applicable laws of the United States that such liquidation would result in the shareholders receiving any distribution on account of their ownership of shares of the Company's stock. In fact, if the Company were to be reorganized or liquidated under the applicable laws of the United States, the bankruptcy laws would require (with limited exceptions) that the creditors of the Company be paid before any distribution is made to the shareholders.

Certain Obligations of MPS. In connection with Microelectronic Packaging (S) Pte. Ltd. ("MPS") borrowing from Citibank N.A., Motorola guaranteed (and subsequently satisfied MPS' obligation) $2.2 million in borrowings from Citibank N.A. Under the terms of the agreement relating to Motorola's guarantee, MPI granted Motorola a security interest in all of the issued and outstanding capital stock of MPS, CTM Electronics, Inc. ("CTM") and Microelectronic Packaging America ("MPA"). While in default, Motorola may have the right to vote and give consents with respect to all of the issued and outstanding capital of MPS, CTM and MPA. As a result, during the continuation of any such event of default, MPI may be unable to control at the shareholder level the direction of the subsidiaries that generate substantially all of the Company's revenues and hold substantially all of the Company's assets. However, the Company has not been informed by Motorola of any intention to exercise its rights under the security interest. Any such loss of control would have a material adverse effect on the Company's business, prospects, financial condition, results of operations and status as an ongoing concern and could force the Company to seek protection under what it believes would initially be Chapter 11 of Title 11 of the United States Code or similar bankruptcy laws of Singapore, however there can be no assurance it would remain a Chapter 11. The other Asian debt agreements contain numerous restrictions and events of default that have been triggered by the aforementioned actions and would, if they became effective and operative, materially adversely affect the Company's business, prospects, results of operations, condition and status as an ongoing concern and could force the Company to seek protection under what it believes would initially be Chapter 11 of Title 11 of the United States Code or similar bankruptcy laws of Singapore, however there can be no assurance it would remain a Chapter 11.

In July 1999, the Company and Motorola signed a definitive agreement which calls for the conversion of all the Company's liabilities to Motorola under the Guaranty Obligations into shares of the Company's Series A Preferred Stock, as explained in Note 7 to the accompanying Condensed Consolidated Financial Statements. There can be no assurance that the Company will be successful in its efforts to obtain Shareholder approval to complete this Debt to Equity Conversion Agreement.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K.

         None.

         The Exhibits filed as part of this report are listed below.

         Exhibit No.     Description
         -----------     -------------------------------------------------
         10.81           First Amendment to Debt Conversion and Mutual
                         Settlement and Release Agreement between Transpac
                         Capital and the Company dated June 30, 1999.

     10.82 Debt Conversion and Mutual Settlement and Release Agreement between Motorola, Inc. and the Company dated June 3, 1999.
     10.83 First Amendment to Debt Conversion and Mutual Settlement and Release Agreement between Motorola, Inc. and the Company dated June 30, 1999.
     10.84 First Amendment to Debt Conversion and Mutual Settlement and Release Agreement between Texas Instruments Incorporated and the Company dated June 30, 1999.
     10.85 First Amendment to Debt Conversion and Mutual Settlement and Release Agreement between ORIX Leasing and the Company dated June 30, 1999
     10.86 Debt Conversion and Mutual Settlement and Release Agreement between The Development Bank of Singapore Limited and the Company dated April 30, 1999.
     10.87 First Amendment to Debt Conversion and Mutual Settlement and Release Agreement between The Development Bank of Singapore Limited and the Company dated June 30, 1999.
     10.88 Nonbinding Letter Agreement between Samsung Corning Co., Ltd. and the Company.
     10.89 Debt Conversion and Mutual Settlement and Release Agreement between Samsung Corning Co., Ltd. and the Company dated May 3, 1999.
     10.90 First Amendment to Debt Conversion and Mutual Settlement and Release Agreement between Samsung Corning Co., Ltd. and the Company dated June 30, 1999.
     10.91 Debt Conversion and Mutual Settlement and Release Agreement between NS Electronics Bangkok (1993), Ltd. and the Company and the Company dated May 3, 1999.
     10.92 First Amendment to Debt Conversion and Mutual Settlement and Release Agreement between NS Electronics Bangkok (1993), Ltd. and the Company dated June 30, 1999.
     10.93 Debt Conversion and Mutual Settlement and Release Agreement between FI Financial, LLC and the Company dated June 10, 1999.
     10.94 First Amendment to Debt Conversion and Mutual Settlement and Release Agreement between FI Financial, LLC and the Company dated June 30, 1999.
     10.95          Nonbinding Letter Agreement between STMicroelectronics, Inc.
                    and the Company dated April 14, 1999.
     27.1           Financial Data Schedule

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
10.81          First Amendment to Debt Conversion and Mutual Settlement and
               Release Agreement between Transpac Capital and the Company dated
               June 30, 1999.
10.82          Debt Conversion and Mutual Settlement and Release Agreement
               between Motorola, Inc. and the Company dated June 3, 1999.
10.83          First Amendment to Debt Conversion and Mutual Settlement and
               Release Agreement between Motorola, Inc. and the Company dated
               June 30, 1999.
10.84          First Amendment to Debt Conversion and Mutual Settlement and
               Release Agreement between Texas Instruments Incorporated and the
               Company dated June 30, 1999.
10.85          First Amendment to Debt Conversion and Mutual Settlement and
               Release Agreement between ORIX Leasing and the Company dated June
               30, 1999
10.86          Debt Conversion and Mutual Settlement and Release Agreement
               between The Development Bank of Singapore Limited and the Company dated April 30, 1999.
10.87          First Amendment to Debt Conversion and Mutual Settlement and
               Release Agreement between The Development Bank of Singapore
               Limited and the Company dated June 30, 1999.
10.88          Nonbinding Letter Agreement between Samsung Corning Co., Ltd. and the Company.
10.89          Debt Conversion and Mutual Settlement and Release Agreement
               between Samsung Corning Co., Ltd. and the Company dated May 3,
               1999.
10.90          First Amendment to Debt Conversion and Mutual Settlement and
               Release Agreement between Samsung Corning Co., Ltd. and the
               Company dated June 30, 1999.
10.91          Debt Conversion and Mutual Settlement and Release Agreement
               between NS Electronics Bangkok (1993), Ltd. and the Company dated
               May 3, 1999.
10.92          First Amendment to Debt Conversion and Mutual Settlement and
               Release Agreement between NS Electronics Bangkok (1993), Ltd. and the Company dated June 30, 1999.
10.93          Debt Conversion and Mutual Settlement and Release Agreement
               between FI Financial, LLC and the Company dated June 10, 1999.
10.94          First Amendment to Debt Conversion and Mutual Settlement and
               Release Agreement between FI Financial, LLC and the Company dated
               June 30, 1999.
10.95          Nonbinding Letter Agreement between STMicroelectronics, Inc. and the Company dated April 14, 1999.
27.1           Financial Data Schedule