Form 10-Q
period 1999-09-30
MELTRONIX INC
filed 1999-11-15
CIK 916232

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             --------------------

                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended     SEPTEMBER 30, 1999
                                                 ------------------

                    Commission file number      0-23562
                                                -------

                                 MELTRONIX, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

        California                                   94-3142624
     -------------------                         -----------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

9577 Chesapeake Drive, San Diego, California                   92123
-----------------------------------------------            --------------
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code      (858) 292-7000
                                                      ------------------

    Microelectronic Packaging, Inc.
  --------------------------------------
(Former name, if changed since last report)


   Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes [X]                      No [ ]


     At November 8, 1999, there were outstanding 10,856,890 shares of the Registrant's Common Stock, no par value per share.

INDEX                                                                                PAGE NO.
-----                                                                                --------
PART I             FINANCIAL INFORMATION

Item 1.            Condensed Consolidated Financial Statements:

                   Condensed Consolidated Balance Sheets..........................         3

                   Condensed Consolidated Statements of Operations................         4

                   Condensed Consolidated Statements of Cash Flows................         6

                   Condensed Consolidated Statement of

                   Changes in Shareholders' Equity (Deficit)......................         7

                   Notes to Condensed Consolidated Financial Statements...........         8

Item 2.            Management's Discussion and Analysis of
                   Financial Condition and Results of Operations..................        14

Item 3.            Quantitative and Qualitative Disclosures About Market Risk.....        19

PART II            OTHER INFORMATION

Item 1.            Legal Proceedings..............................................        20

Item 2.            Changes in Securities and Use of Proceeds......................        20

Item 3.            Defaults upon Senior Securities................................        21

Item 4.            Submission of Matters to a Vote of Security Holders............        21

Item 5.            Other Information..............................................        22

Item 6.            Exhibits and Reports on Form 8-K...............................        22

SIGNATURE.........................................................................        23

EXHIBIT INDEX.....................................................................        24

                                         PART I - FINANCIAL INFORMATION
                              Item 1 - Condensed Consolidated Financial Statements
                                                 MELTRONIX, INC.
                               (Formerly Known as Microelectronic Packaging, Inc.)
                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            PRO FORMA
                                                          SEPTEMBER 30,        SEPTEMBER 30,       December 31,
                                                              1999                1999                1998
----------------------------------------------------------------------------------------------------------------
                                                           (UNAUDITED)         (UNAUDITED)
                                                            (SEE NOTE 6
                                                              AND 9)
ASSETS
Current assets:
   Cash                                                     $    182,000        $    182,000        $    469,000
   Accounts receivable, net                                    1,453,000           1,453,000           1,306,000
   Inventories                                                 1,841,000           1,841,000           3,073,000
   Other current assets                                          121,000             433,000              60,000
----------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                  3,597,000           3,909,000           4,908,000
Property, plant and equipment, net                             1,957,000           1,957,000           1,806,000
Other non-current assets                                          90,000              90,000             171,000
----------------------------------------------------------------------------------------------------------------
                                                            $  5,644,000        $  5,956,000        $  6,885,000
================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current portion of long-term debt                        $    365,000        $    365,000        $     20,000
   Accounts payable                                            4,105,000           4,105,000           4,045,000
   Accrued liabilities                                         1,021,000             872,000             908,000
   Debt and accrued interest of discontinued operations,
       in default, due on demand                                      --          28,562,000          27,055,000
----------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                           5,491,000          33,904,000          32,028,000
Long-term debt, less current portion                              37,000              37,000              49,000
COMMITMENTS AND CONTINGENCIES
SUBSEQUENT EVENT
SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock, convertible into common stock              9,239,000                  --                  --
       Common stock, no par value                             40,283,000          40,177,000          40,143,000
       Accumulated deficit                                   (49,406,000)        (68,162,000)        (65,335,000)
----------------------------------------------------------------------------------------------------------------
Total shareholders' equity (deficit)                             116,000         (27,985,000)        (25,192,000)
----------------------------------------------------------------------------------------------------------------
                                                            $  5,644,000        $  5,956,000        $  6,885,000
================================================================================================================


                              MELTRONIX, INC.
              (Formerly Known as Microelectronic Packaging, Inc.)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                                                 Three Months Ended September 30,
                                                           --------------------------------------------

                                                                    1999                  1998
=======================================================================================================
                                                                                      (Restated-Note 2)
Net sales                                                            $ 2,031,000           $ 3,739,000
Cost of goods sold                                                     1,742,000             2,806,000
-------------------------------------------------------------------------------------------------------
Gross profit                                                             289,000               933,000
Selling, general and administrative                                      499,000               692,000
Engineering and product development                                      182,000               306,000
-------------------------------------------------------------------------------------------------------
       Income (loss) from operations                                    (392,000)              (65,000)
Other income (expense):
   Interest (expense), net                                              (509,000)             (581,000)
   Other income, net                                                           -                35,000
-------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
   before provision for income taxes                                    (901,000)             (611,000)
Provision for income taxes                                                     -                     -
-------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                (901,000)             (611,000)
Discontinued Operations:
   Estimated gain on disposal                                                  -               274,000
-------------------------------------------------------------------------------------------------------
Net income (loss)                                                     $ (901,000)           $ (337,000)
=======================================================================================================

Earnings (loss) per common share - basic:
   Continuing operations                                                 $ (0.08)              $ (0.06)
   Discontinued operations                                                     -                  0.03
-------------------------------------------------------------------------------------------------------
Net income (loss) per common share                                       $ (0.08)              $ (0.03)
=======================================================================================================

Earnings (loss) per common share - assuming dilution:
   Continuing operations                                                 $ (0.08)              $ (0.06)
   Discontinued operations                                                     -                  0.03
-------------------------------------------------------------------------------------------------------
Net income (loss) per common share                                       $ (0.08)              $ (0.03)
=======================================================================================================


                                MELTRONIX, INC.
              (Formerly Known as Microelectronic Packaging, Inc.)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                                                  Nine Months Ended September 30,
                                                           ---------------------------------------------

                                                                    1999                   1998
--------------------------------------------------------------------------------------------------------
                                                                                       (Restated-Note 2)
Net sales                                                             $ 5,955,000          $ 16,898,000
Cost of goods sold                                                      5,253,000            12,746,000
--------------------------------------------------------------------------------------------------------
Gross profit                                                              702,000             4,152,000
Selling, general and administrative                                     1,546,000             2,402,000
Engineering and product development                                       552,000               898,000
--------------------------------------------------------------------------------------------------------
       Income (loss) from operations                                   (1,396,000)              852,000
Other income (expense):
   Interest (expense), net                                             (1,522,000)           (1,739,000)
   Other income, net                                                       91,000                85,000
--------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
   before provision for income taxes                                   (2,827,000)             (802,000)
Provision for income taxes                                                      -               (18,000)
--------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                               (2,827,000)             (820,000)
Discontinued Operations:
   Estimated gain on disposal                                                   -            10,742,000
--------------------------------------------------------------------------------------------------------
Net income (loss)                                                    $ (2,827,000)          $ 9,922,000
========================================================================================================

Earnings (loss) per common share - basic:
   Continuing operations                                                  $ (0.26)              $ (0.08)
   Discontinued operations                                                      -                  0.99
--------------------------------------------------------------------------------------------------------
Net income (loss) per common share                                        $ (0.26)               $ 0.91
========================================================================================================

Earnings (loss) per common share - assuming dilution:
   Continuing operations                                                  $ (0.26)              $ (0.07)
   Discontinued operations                                                      -                  0.91
--------------------------------------------------------------------------------------------------------
Net income (loss) per common share                                        $ (0.26)               $ 0.84
========================================================================================================

                                MELTRONIX, INC.
              (Formerly Known as Microelectronic Packaging, Inc.)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                Nine months ended September 30,
                                                        --------------------------------------------
                                                                  1999                   1998
----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES:                          $  14,000            $   319,000
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of fixed assets                                  (85,000)            (1,086,000)
         Proceeds from the sale of fixed assets                            --                  9,000
----------------------------------------------------------------------------------------------------
Net cash used by investing activities                                 (85,000)            (1,077,000)
----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
         Principal payments on long-term debt
              And promissory notes                                   (216,000)               (22,000)
----------------------------------------------------------------------------------------------------
Net cash used by financing activities                                (216,000)               (22,000)
----------------------------------------------------------------------------------------------------
NET DECREASE IN CASH                                                 (287,000)              (780,000)
CASH AT BEGINNING OF PERIOD                                           469,000              1,296,000
----------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                               $ 182,000            $   516,000
====================================================================================================

                                MELTRONIX, INC.
              (Formerly Known As Microelectronic Packaging, Inc.)
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                       IN SHAREHOLDERS' EQUITY (DEFICIT)
                                  (unaudited)

                                     Common Stock                       Accumulated
                       --------------------------------------
                             Shares                Amount                 Deficit                 Total
                       ----------------     -----------------     -------------------      --------------------


Balance at January 1,        10,856,890           $40,143,000            $(65,335,000)             $(25,192,000)
 1999

Non-employee                         --                                            --
 stock-based                                           34,000                                            34,000
 Compensation

Net (loss)                           --                    --              (2,827,000)               (2,827,000)
---------------------------------------------------------------------------------------------------------------

Balance at September         10,856,890           $40,177,000            $(68,162,000)             $(27,985,000)
 30, 1999
===============================================================================================================

1. QUARTERLY FINANCIAL STATEMENTS
   Meltronix, Inc. serves the Advanced Electronic Manufacturing Services (AEMS) marketplace by providing design, volume manufacturing, and testing capabilities to high growth industries including internet equipment, wireless/telecommunication, broadband communication and other electronic systems and integrated circuits (ICs) manufacturers. Headquartered in San Diego, Calif., with on-site manufacturing facilities, the company develops, manufactures, and sells OEM high-density microelectronic assemblies and services. The Company provides value added solutions to customer and market requirements by using a combination of high frequency analog, mixed-signal and high bandwidth digital assembly and design expertise. Meltronix believes that its advanced assembly experience enables the Company to offer high-performance, high-speed solutions optimized for specific applications and customer requirements. The Company further believes that its services provide significant physical size, thermal, cost, and power advantages for system OEMs seeking to outsource manufacturing to eliminate the need for capital investment and to accelerate time-to-market. The Company also leverages its technology to provide OEM solutions to medical, automated test equipment (ATE), high-speed computing and military markets. Effective October 15, 1999, the Company changed its name from Microelectronic Packaging, Inc.

   The Company has increased its backlog by 73% and its customer base by 280% as of September 30, 1999 compared to September 30, 1998. The Company views the number of new customers and the increasing backlog as positive indicators that the Company has reduced its dependence on its single largest customer and is reducing a downward trend in backlog that occurred during the same period in 1998. The Company also believes that the increase in backlog is due to improved relations with existing customers, plus new business from new customers as a result of both an overall improvement of business conditions in the semiconductor marketplace and positive results from a new sales and marketing focus on higher growth markets.

   The accompanying condensed consolidated financial statements and related notes as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim periods. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, set forth for the year ended December 31, 1998 in the Company's Annual Report on Form 10-K/A. Copies are available from the Chief Financial Officer of the Company at 9577 Chesapeake Drive, San Diego, California 92123.

2. RESTATEMENT OF ACTIVITIES OF DISCONTINUED OPERATIONS

   All accrued interest expense associated with the Company's Subsidiary Guarantee Obligations (as that term is defined in Note 6 hereof), approximately $28.6M of debt and accrued interest at September 30, 1999, has been eliminated as of October 15, 1999 as a result of the Company's conversion of the debt obligations represented by the Subsidiary Creditor Obligations (as that term is defined in Note 6 hereof), including all interest accrued with respect thereto, into shares of the Company's Series A Convertible Preferred Stock ("Series A Preferred Stock"). See further discussion in Note 6 hereof.

   In August 1999, prior to the conversion of the Subsidiary Creditor Obligations into Series A Preferred Stock, it was determined that the $10,226,000 benefit arising from the 1998 deconsolidation of the Company's discontinued Singapore subsidiaries should be accounted for as a gain rather than as an improvement/decrease of the Company's accumulated deficit, and the 1997 provision for interest of $3,500,000 accrued with respect to the Subsidiary Creditor Obligations should be accrued over the period of the debt as interest expense. Such interest is now reflected as a component of income
   (loss) from continuing operations. It was also determined that the recording of certain items as other income at interim periods in 1998 should be accounted for as gain (loss) on disposal of discontinued operations.

   The accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 1998 have been restated to reflect
   (a) deconsolidation as a gain on disposal of discontinued operations ($10,226,000 for nine months ended September 30, 1998); (b) interest on the Subsidiary Creditor Obligations as interest expense ($576,000 and $1,728,000 for the three and nine months ended September 30, 1998, respectively); (c) amortization of deferred revenue as gain on disposal of discontinued operations ($22,000 and $66,000 for the three and nine months ended September 30, 1998, respectively); and (d) collection of an insurance recovery as gain on disposal of discontinued operations ($252,000 and $449,000 for the three and nine months ended September 30, 1998, respectively). The effect of these changes was to decrease income from continuing operations by $850,000 and $2,243,000 for the three and nine months ended September 30, 1998, respectively. Net income (loss), which includes discontinued operations, increased (decreased) by ($576,000) and $8,499,000 for the three and nine months ended September 30, 1998, respectively. This restatement had no impact on the reported net income (loss) from operations.

3. INVENTORIES
   Inventories consist of the following:

                                                     September 30, 1999             December 31, 1998
                                                     ------------------             -----------------
                                                       (UNAUDITED)
 Raw materials................................               $1,553,000                    $2,203,000
 Work-in-progress.............................                1,015,000                     1,531,000
 Finished goods...............................                        -                        38,000
 Obsolescence reserve.........................                 (727,000)                     (699,000)
                                              -------------------------     -------------------------
                                                             $1,841,000                    $3,073,000
                                              =========================     =========================

   A substantial portion of the Company's September 30, 1999 inventory, approximately $1.4 million, was purchased for the Company's largest customer, Schlumberger. Under the terms of an agreement dated January 15, 1998 between the Company and Schlumberger ("Schlumberger Agreement"), the Company has been required, and continues to maintain, certain inventory levels. The Schlumberger Agreement stipulates that the cost of such inventory will be paid to the Company in the event Schlumberger terminates its business relationship with the Company ("Inventory Reimbursement Obligation"). Terms of the Schlumberger Agreement have been used in determining the carrying value of the Company's September 30, 1999 inventory. The Schlumberger Agreement expires in October, 2000. In the event the Company were to become the subject of a bankruptcy proceeding, and such bankruptcy proceeding were not dismissed or stayed within thirty days after it commenced, the Inventory Reimbursement Obligation may not be enforceable against Schlumberger.

4. EFFECTS OF INCOME TAXES
   The Company has not recorded provisions for any income taxes for the three and nine months ended September 30, 1999, since the Company's operations have generated operating losses for both financial reporting and income tax purposes. A 100% valuation allowance has been provided on the total deferred income tax assets as they are not more likely than not to be realized.

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

   The Company also entered into an agreement in 1998 whereby the Company obtained the use of a piece of test equipment and technical support for such equipment from a supplier. The agreement calls for minimum annual payments of $360,000 through 2007, plus the possible acceleration of payments if the Company obtains new customers with projects that require the use of the equipment and technical support of the equipment supplier. As of September 30, 1999, the Company has accrued but not paid $82,500 of such minimum annual payments

   In 1999, the Company financed the acquisition of certain machinery and equipment for a total obligation of $549,000. The amounts are payable over twelve monthly installments of $46,000 each, ending in April and June 2000.

6. SUBSIDIARY CREDITOR OBLIGATIONS

   As of October 15, 1999, a majority of the Company's shareholders approved the conversion into 9,362,777 shares of Series A Preferred Stock, of all obligations owed by the Company pursuant to all guarantees by the Company of all debt obligations owed by the Company's Singapore subsidiaries to (a) Development Bank of Singapore, Ltd.; (b) Transpac Capital Pte. Ltd., Transpac Industrial Holdings Ltd., Regional Investment Company Ltd., and Natsteel Equity III Pte. Ltd.; (c) NS Electronics Bangkok Ltd.; (d) Texas Instruments Singapore Ltd.; (e) STMicroelectronics, Inc. (the creditor position of STMicroelectronics, Inc., in its entirety, was purchased by and assigned to FI Financial, LLC) (f) Motorola, Inc. (g) Samsung Corning Co, Ltd.; and (h) Orix Leasing Singapore Ltd. ("Singapore Creditors"). The Company had entered into written guarantees of the Singapore Creditor Obligations. Because the Company's Singapore subsidiaries ceased operations in 1997 and were unable to pay the Subsidiary Creditor Obligations, the Company became obligated to do so. The Company's obligation to pay the Singapore Creditor Obligations pursuant to the Company's guarantees thereof is referred to herein as the "Company's Subsidiary Guarantee Obligations." The conversion of the Company's Subsidiary Guarantee Obligations into 9,362,777 shares of Series A Preferred Stock is referred to herein as the "Debt to Equity Conversion". As of September 30, 1999, by virtue of the Company's Subsidiary Guarantee Obligations, the Company was indebted to the Singapore Subsidiary Creditors in the approximate amount of $28.6 million. The Debt to Equity Conversion, became effective as of October 15, 1999, and as of that date, the entire amount (approximately $28.6 million) of the Company's Subsidiary Guarantee Obligations was eliminated. The result of the Debt to Equity Conversion can be seen in the Pro Forma September 30, 1999 Balance Sheet included in the Condensed Consolidated Balance Sheets, which shows that all guaranteed debt and accrued interest pertaining to discontinued operations, which is comprised of the Company's Subsidiary Guarantee Obligations in the approximate amount of $28.6 million, has been completely eliminated.

   Based on the current conversion rate, each share of Series A Preferred Stock is convertible at the option of the holder thereof into two shares of the Company's Common Stock. In other words, at the current conversion rate, the 9,362,777 shares of Series A Preferred Stock issued to the Singapore Subsidiary Creditors is convertible into 18,725,554 shares of the Company's Common Stock. Since the Singapore Creditors have voting rights equal to the number of shares of Common Stock into which the Series A Preferred Stock is convertible, which is 18,725,554 shares of Common Stock at the current conversion rate, the Singapore Creditors are considered the beneficial owners of 63.3% of the resulting total of 29,582,444 outstanding shares of Common Stock of the Company. This percentage of Common Stock could enable the Singapore Creditors (including FI Financial as the holder of a portion of the creditor position of STMicroelectronics, Inc.) to collectively exercise effective control over the business and affairs of the Company. As of October 30, 1999, the Company has no information which would lead it to believe that the Singapore Creditors intend to act collectively on matters concerning the business and affairs of the Company.

   In addition, each share of Series A Preferred Stock has a 3.5% per annum cumulative dividend, liquidation preferences, registration rights, and certain other rights, preferences and privileges senior to the Company's Common Stock, and voting rights equal to the Common Stock. In the event of liquidation of the Company, each share of Preferred Stock is entitled to receive $1.02 per share plus any declared but unpaid dividends before distribution to any holder of Common Stock.

   The unaudited Pro Forma September 30, 1999 balance sheet information has been presented to reflect the Company's financial position, based on the assumption that the Debt to Equity Conversion had become effective as of September 30, 1999. The Company has recognized an extraordinary gain of $18.8 million in October 1999 as a result of the debt conversion.

7. GOING CONCERN
   The Company's accompanying financial statements have been prepared assuming the Company, along with its only operating subsidiary, Meltronix Solutions, Inc. (prior to November 5, 1999 known as CTM Electronics, Inc.) will continue as a going concern. As a result of the Debt to Equity Conversion (as further described in Note 6), as of October 15, 1999 the Company reduced its accumulated deficit by $18.8 million and it further reduced its working capital deficit by $28.1M. As of October 15, 1999, after considering the elimination of the Company's Subsidiary Guaranty Obligations in the approximate amount of $28.6 million, and the conversion thereof into 9,362,777 shares of Series A Preferred Stock, the Company has an accumulated deficit of $49.4 million and a working capital deficiency of $1.9 million.

8. FORWARD LOOKING STATEMENTS
   These Condensed Consolidated Financial Statements contain forward-looking statements which involve substantial risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements.

9. SUBSEQUENT EVENTS
   As previously mentioned in Note 6, as of October 15, 1999, the Company obtained approval from a majority of the Company's shareholders to consummate the Debt to Equity Conversion, which became effective as of that date. The shareholders also approved the Company changing its name to Meltronix, Inc. and also approved an increase in the number of shares of Common Stock authorized for issuance under the Company's 1993 Stock Option/Stock Issuance Plan, from 4,690,632 shares to 7,000,000 shares.

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

OVERVIEW

Meltronix, Inc. serves the Advanced Electronic Manufacturing Services (AEMS) marketplace by providing design, volume manufacturing, and testing capabilities to high growth industries including internet equipment, wireless/telecommunication, broadband communication and other electronic systems and integrated circuits (ICs) manufacturers. Headquartered in San Diego, California, with on-site manufacturing facilities, the Company develops, manufactures, and sells OEM high-density microelectronic assemblies and services. The Company provides value added solutions to customer and market requirements by using a combination of high frequency analog, mixed-signal and high bandwidth digital assembly and design expertise. The Company believes its advanced assembly expertise and experience enables the Company to offer high-performance, high-speed solutions optimized for specific applications and customer requirements. The Company further believes its services provide significant physical size, thermal, cost, and power advantages for system OEMs seeking to outsource manufacturing to eliminate the need for capital investment and to accelerate time-to-market. The Company also leverages its technology to provide OEM solutions to medical, automated test equipment (ATE), high-speed computing and military markets.

The Company has increased its backlog by 73% and its customer base by 280% as of September 30, 1999 compared to September 30, 1998. The Company views the number of new customers and the increasing backlog as positive indicators that the Company is reducing its dependence on Schlumberger, the Company's largest customer and has reversed a downward trend in backlog that occurred during the same period in 1998. The Company also believes the increase in backlog is due to improved relations with existing customers, plus new business from new customers as a result of both an overall improvement of business conditions in the semiconductor marketplace and positive results from a new sales and marketing focus on higher growth markets.

RESULTS OF OPERATIONS

NET SALES

For the three months ended September 30, 1999, net sales were $2,031,000 as compared to net sales of $3,739,000 for the third quarter of 1998, resulting in decreased sales of $1,708,000 or 46%. The decrease in net sales is primarily the result of decreased shipments to the Company's largest customer, Schlumberger. Sales to this customer comprised 78% and 86% of total net sales for the third quarters of 1999 and 1998, respectively. Sales to this customer declined from

$3,223,000 for the third quarter of 1998 to $1,591,000 for the third quarter of 1999, a decrease of $1,632,000 or 51%. Units shipped to this customer declined by 39%, reflecting lower demand from this customer in the third quarter of 1999 as compared to the third quarter of 1998. Revenue in terms of dollars declined by more than revenue in terms of units because of a significant shift in product mix in 1999. Approximately 35% of sales to Schlumberger in 1999 were comprised of the repair and upgrade of multi-chip modules (MCMs). This repair activity generates only approximately one-fourth of the dollar revenue as compared to the dollar revenue of newly-built MCMs, thereby causing a decline in revenue dollars greater than the decline in revenue units. By comparison, such repair activities comprised only approximately 2% of sales for the third quarter of 1998.

For the nine months ended September 30, 1999, net sales were $5,955,000, representing a decrease of $10,943,000 or 65% from net sales of $16,898,000 for the corresponding period of 1998. The decrease in net sales is primarily the result of decreased shipments to the Company's largest customer, Schlumberger. Sales to this one customer comprised 85% and 87% of total net sales for the nine months periods ended September 30, 1999 and 1998, respectively. The dollar value of shipments to Schlumberger declined by 66% for the nine months period ended September 30, 1999 as compared to the same period in 1998. Unit shipments to that same customer declined by 41% over the same comparative periods. Approximately 35% of sales to Schlumberger in the nine months ended September 30, 1999 were comprised of the repair and upgrade of MCMs, as compared to approximately 5% in the nine months ended September 30, 1998. This repair activity caused the decline in revenue dollars to be greater than the decline in revenue units as described above.

CUSTOMER BACKLOG

The Company's backlog increased by 73% as of September 30, 1999 compared to the same date in 1998, increasing from $2,530,000 to $4,388,000. During the three month period ending September 30, 1999 the Company experienced an increase in backlog from $4,293,000 to $4,388,000 which represents an increase of 2% compared to a decrease of 44% (from $4,488,000 to $2,530,000) for the same three month period in 1998.

The number of customers contributing to revenue included in the backlog as of September 30, 1999 increased by 280% compared to the same date in 1998 increasing from a total of 5 to a total of 19. An additional three customers (for a total of 22) had booked business but no sales had occurred as of the end of the third quarter of 1999.

COST OF GOODS SOLD

For the three months ended September 30, 1999, the cost of goods sold was $1,742,000 as compared to $2,806,000 for the third quarter of 1998, a decrease of 1,064,000 or 38%. The decrease in cost of goods sold is partially due to a 13% decline in total MCM units shipped from 1998 to 1999. The decrease in units shipped was exacerbated by a 43% decrease in the average selling price of a unit shipped in 1999 as compared to the corresponding quarter of 1998. The primary reason for the decrease in average cost per unit sold results from the change in product mix due to the repair and upgrade activities described above.

For the nine months ended September 30, 1999, the cost of goods sold was $5,253,000, representing a decrease of $7,493,000 or 59% over cost of goods sold of $12,746,000 for the corresponding period of 1998. The decrease in cost of goods sold is partially due to a 33% decline in MCM units shipped from 1998 to 1999. The decrease in units shipped was exacerbated by an approximately 49% decrease in the average selling price of a unit shipped in 1999 as compared to the corresponding quarter of 1998. The primary reason for the decrease in average cost per unit sold results from the change in product mix due to the repair and upgrade activities described above.

GROSS PROFIT

Gross profit was $289,000 (14% of net sales) for the third quarter of 1999 as compared to $933,000 (25% of net sales) for the third quarter of 1998. The decrease in gross profit is attributable to the corresponding decrease in net sales. The decrease in gross profit as a percentage of net sales results from the change in product mix, as discussed above, as well as from the absorption of fixed manufacturing costs over lower sales revenue for the 1999 period as compared to the 1998 period.

Gross profit was $702,000 (12% of net sales) for the nine months ended September 30, 1999 as compared to $4,152,000 (25% of net sales) for the nine months ended September 30, 1998. The decrease in gross profit as a percentage of net sales is the result of the change in product mix, as discussed above, as well as the effect of the absorption of fixed manufacturing costs over lower sales revenue for the 1999 period as compared to the 1998 period.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $499,000 for the third quarter of 1999, representing a decrease of $193,000 or 28% from the third quarter of 1998. Selling, general and administrative expenses were $1,546,000 for the nine months ended September 30, 1999, representing a decrease of $856,000 or 36% from the comparative period of 1998. The decreases result primarily from reductions of consulting fees which had been incurred by the Company in 1998, as well as reductions in staffing commensurate with the lower sales volume activity in 1999.

ENGINEERING AND PRODUCT DEVELOPMENT

Engineering and product development expenses were $182,000 for the third quarter of 1999 and $552,000 for the nine months ended September 30, 1999, representing decreases of $124,000 or 41% and $346,000 or 39% from the corresponding periods of 1998, respectively. The decreases primarily result from decreased use of outside consultants in 1999 as compared to 1998.

INTEREST EXPENSE

As indicated in Note 2 to the Condensed Consolidated Financial Statements, all interest expense associated with the Company's Subsidiary Guarantee Obligations (approximately $28.6 million of debt and accrued interest as of September 30, 1999), has been eliminated as of

October 15, 1999 as a result of the Debt to Equity Conversion. See further discussion in Note 6.

Interest expense was $509,000 ($502,000 of which related to the Company's Subsidiary Guarantee Obligations that have been eliminated) for the third quarter of 1999, representing a decrease of $72,000 from the corresponding quarter of 1998. Interest expense was $1,522,000 for the nine months ended September 30, 1999, representing a decrease of $217,000 from the same period of 1998. The majority of the interest expense recorded for all periods presented is interest accrued on the Company's Subsidiary Guarantee Obligations, all of which has now been eliminated by virtue of the Debt to Equity Conversion. The amount of interest recorded on the Guaranty Obligations declined from the 1998 periods to the corresponding 1999 periods. One portion of the Guaranty Obligations, due to Development Bank of Singapore (DBS), declined in 1998 due to a change in estimate and the sale of property held as security by DBS and the corresponding reduction in the amount of debt due to DBS. This debt reduction resulted in a lesser amount of interest accrued in 1999 as compared to 1998.

OTHER INCOME

Other income was $0 for the third quarter of 1999, as compared to $35,000 for the third quarter of 1998. Other income was $91,000 for the nine months ended September 30, 1999 as compared to $85,000 for the same period of 1998. Other income for 1999 is primarily comprised of the recovery of an asset written off in 1997.

EFFECTS OF INCOME TAXES

The Company has not recorded provisions for any income taxes for the three and nine months ended September 30, 1999, because the Company's operations have generated operating losses for both financial reporting and income tax purposes. A 100% valuation allowance has been provided on the total deferred income tax assets as they are not more likely than not to be realized.

The Company believes it has incurred an ownership change pursuant to Section 382 of the Internal Revenue Code, and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations.

DISCONTINUED OPERATIONS

For the nine month period ended September 30, 1998, the Company recorded a gain of $10.2 million to reduce the Current Liabilities of Discontinued Operations, net and improve/decrease the accumulated deficit by the same amount. This gain resulted from the Company's decision to not consolidate the assets and liabilities of the Company's operations which were not guaranteed by the Company. The discontinued operations are MPM, MPS, MPC and Furnace Tech.

In addition to the $10.2 million gain referred to above, the three and nine month periods ended September 30, 1998 included other results from the Company's discontinued Singapore operations, which activities did not occur in 1999. In 1998, the Company also recorded $449,000 relating to the partial settlement of an insurance claim for a fire at the Company's MPC facility in April 1997. The 1998 amount also includes $66,000 relating to the amortization of deferred revenue from the Company's MPS operation in Singapore.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the Company's Debt to Equity Conversion as further described in
Note 6, effective as of October 15, 1999 the Company's working capital deficiency has been reduced from approximately $30 million to $1.9 million, and its accumulated deficit has been reduced from approximately $68.2 million to $49.4 million.

During the nine months ended September 30, 1999, operating activities of continuing operations used $287,000. The principal source of the Company's cash flow during this period was principally the liquidation of inventory. Investing activities, consisting principally of the acquisition of fixed assets of continuing operations, used $85,000. At September 30, 1999, the Company had outstanding approximately $28.6 million of principal and accrued interest pursuant to the Company's Subsidiary Guarantee Obligations, however those obligations were eliminated effective as of October 15, 1999.

The Company's sources of available liquidity at September 30, 1999 consisted of inventories of $1,841,000, trade accounts receivable of $1,453,000 and its cash balance of $182,000. The Company has no borrowing arrangements available to it at the present time.


FUTURE OPERATING RESULTS

Status as a Going Concern. The Company currently anticipates that cash on hand and anticipated cash flow from operations may be adequate to fund its operations in the ordinary course throughout 1999 and 2000. The Company will consider obtaining outside debt or equity financing if such funds are needed to finance future growth. However, there is no assurance the Company will be in a position to obtain such funds if they are required. If additional funds are required but do not become available to the Company, any significant increase in planned capital expenditures or other costs or any decrease in or elimination of anticipated sources of revenue could cause the Company to restrict its business and product development efforts.

The Company's independent certified public accountants included an explanatory paragraph in their audit report with respect to the Company's 1998 consolidated financial statements related to a substantial doubt with respect to the Company's ability to continue as a going concern, due primarily to the risks created by the Company's Subsidiary Guarantee Obligations. As has been previously explained, the Company's Subsidiary Guarantee Obligations were completely eliminated as of October 15, 1999.

Reliance on Schlumberger. Sales to one customer, Schlumberger, accounted for 78% of the Company's net sales in the third quarter of 1999 compared to 86% for the third quarter of 1998 and is expected to continue to account for most of the Company's net sales in 1999. Under the Schlumberger Agreement, the Company is obligated to provide Schlumberger's requirements for MCM products. The Company has significantly expanded the number of customers it now serves but given the Company's anticipated continued reliance on its MCM business as a large percentage of overall net sales for the balance of 1999, the failure to meet Schlumberger's requirements will materially adversely affect the Company's ability to continue as a going concern until the revenue from new customers reduces the current dependence on Schlumberger. Under the terms of the Schlumberger Agreement, Schlumberger is entitled to request repricing of the Company's products. Schlumberger has requested repricing on several occasions in the past. Such repricing in the future may result in the Company being unable to produce the products made for Schlumberger with an adequate operating profit. The failure to satisfy the requirements of the Schlumberger Agreement, or the failure of the Company to achieve an operating profit under such agreement, would have a material adverse impact on the Company's business, financial condition, and results of operation.

Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry and in other industries concerning the potential effects associated with such compliance. Although the Company currently offers products that are designed to be Year 2000 compliant, there can be no assurance that the Company's products and the software products used by the Company contain all necessary date code changes. As of September 30, 1999, the Company has completed an analysis of its readiness for compliance with the Year 2000 change. Its assessment of its manufacturing systems and company products reveals that no known Year 2000 issues currently exist either in the products, their raw materials, or their relationship as components to larger systems produced by its customers; its financial systems software has been upgraded to a newer replacement system, and which system is Year 2000 compliant; documentation systems are Year 2000 compliant; and the majority of the Company's computing hardware systems have been upgraded to be Year 2000 compliant. The Company's costs to become Year 2000 compliant as of September30, 1999 have been $235,000 for computer software and $48,000 for computer hardware.

The Company has completed its analysis of its readiness for compliance with the Year 2000 change. Based upon the analysis described above, the Company believes its exposure to Year 2000 risks is limited because the majority of the Company's recordkeeping systems are new and compliant and have been installed within the last two years. The Company utilizes no custom-programmed "legacy" software or hardware systems known to need Year 2000 upgrading or conversion. The Company believes it is compliant with its Year 2000 issues. However, there can be no assurance that conditions or events may occur during the remainder of 1999 which will have an adverse impact on the Company's readiness for compliance with the Year 2000 change. In addition, the Company cannot be certain that its suppliers, service providers and customers will be Year 2000 compliant. The failure of these companies to be fully compliant could create critical cash shortages to the Company due to the inability of customers to send payments to the Company. In addition, any product shortages from suppliers, or service shutdowns from the Company's utility or communications providers could potentially shut down the Company's manufacturing operations, thereby causing a material adverse impact on the Company's operations and liquidity.

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

The Company has outstanding indebtedness at September 30, 1999 to Development Bank of Singapore, Ltd. denominated in Singapore dollars of approximately Singapore $737,000 (U.S. equivalent $445,000). All of the Company's other indebtedness is denominated in U.S. dollars, and all other Singapore-based assets have been liquidated by the receiver of MPM or MPS and used to retire outstanding indebtedness. Accordingly, the Company believes its exposure to foreign currency rate movements is limited. The outstanding indebtedness denominated in Singapore dollars was cancelled by the holder of the debt on October 15, 1999, in exchange for the issuance of shares of the Company's Series A Preferred Stock.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      Effective October 15, 1999, the Company issued 9,362,777 shares of Series A Preferred Stock to the Singapore Subsidiary Creditors in exchange for the cancellation of approximately $28.6 million of outstanding debt related to the Company's discontinued operations in Singapore, referred to herein as the Company's Subsidiary Guarantee Obligations. The Company relied upon the exemptions provided by Section 4(2) of the Securities Act and Regulation D and Rule 701 for this transaction. Standard legends were placed on the Preferred Stock certificates. Each share of Series A Preferred Stock is currently convertible into two shares of the Company's Common Stock at any time at the option of the holder. The holder of each share of Series A Preferred Stock has the right to cast one vote for each share of Common Stock into which the Series A Preferred Stock could be converted.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders of the Company was held on August 18, 1999. The following items were voted upon by the shareholders with all items being approved.


                                                                                            Votes
                                                                                          Against or               Votes
                Matter Submitted to Shareholders                     Votes For             Withheld              Abstained
-----------------------------------------------------------------------------------------------------------------------------
(1)  Election of the following persons as Directors to hold
     office until the next Annual Meeting or until their
     successors are elected and qualified:
       Andrew K. Wrobel                                                    8,221,058               71,295
       Anthony J. A. Bryan                                                 8,221,674               70,679
       Frank L. Howland                                                    8,221,674               70,679
       Wong Lin Hong                                                       8,221,674               70,679
       Waldemar Heeb                                                       8,221,058               71,295
       James T. Waring, Esq.                                               8,221,674               70,679

(2)  Ratification of BDO Seidman, LLP as the Company's                     8,327,353               18,296                  11,900
     independent accountants for the fiscal year ending
     December 31, 1999.

      The following items were submitted to Shareholders of record on August 31, 1999 for their approval, pursuant to a written consent solicitation approved by the Board of Directors of the Company, which was mailed to Shareholders on or about September 21, 1999. No meeting of Shareholders was held. All of the items subject to the written consent were approved by the Shareholders as of October 15, 1999.

                                                                                    Consents Against
                                                                                       or Withheld
            Matter Submitted to Shareholders                    Consents For                                Abstained

-------------------------------------------------------------------------------------------------------------------------
(1) Conversion of $28.06 million in debt in Series A
      Convertible Preferred Stock of the Company and
      amendment of creditor warrant.                                   5,671,055                63,636              8,100


(2) Issuance of Series A Convertible Preferred Stock to
      11 employees, officers, directors and third parties in
      exchange for their payment of a creditor claim.                  5,573,630               150,036             19,125


(3) Amendments to the Company's 1993 Stock Option/Stock
      Issuance Plan.                                                   5,441,885               283,692             17,214

(4) Grant of options to purchase 3,721,827 shares to
      Company employees, officers and directors pursuant to
      1993 Stock Option/Stock Issuance Plan.                           5,448,035               265,556             29,200

(5) Certificate of Amendment of the Amended and Restated
      Articles of Incorporation to authorize the issuance of
      the Series A Convertible Preferred Stock to the
      creditors, employees, officers and directors.                    5,644,955                78,636             19,200

(6)  Amendment to the Amended and Restated Articles of
      Incorporation to change the Company's name to
      Meltronix, Inc.                                                  5,638,305                95,872              8,614

ITEM 5.  OTHER INFORMATION

      As of October 15, 1999, a majority of the Company's shareholders approved the conversion into 9,362,777 shares of Series A Preferred Stock, of all obligations owed by the Company pursuant to all guarantees by the Company of all debt obligations owed by the Company's Singapore subsidiaries to
      (a) Development Bank of Singapore, Ltd.; (b) Transpac Capital Pte. Ltd., Transpac Industrial Holdings Ltd., Regional Investment Company Ltd., and Natsteel Equity III Pte. Ltd.; (c) NS Electronics Bangkok Ltd.; (d) Texas Instruments Singapore Ltd.; (e) STMicroelectronics, Inc. (the creditor position of STMicroelectronics, Inc., in its entirety, was purchased by and assigned to FI Financial, LLC) (f) Motorola, Inc. (g) Samsung Corning Co, Ltd.; and (h) Orix Leasing Singapore Ltd. ("Singapore Creditors"). The Company had entered into written guarantees of the Singapore Creditor Obligations. Because the Company's Singapore subsidiaries ceased operations in 1997 and were unable to pay the Subsidiary Creditor Obligations, the Company became obligated to do so. The Company's obligation to pay the Singapore Creditor Obligations pursuant to the Company's guarantees thereof is referred to herein as the "Company's Subsidiary Guarantee Obligations." The conversion of the Company's Subsidiary Guarantee Obligations into 9,362,777 shares of Series A Preferred Stock is referred to herein as the "Debt to Equity Conversion". As of September 30, 1999, by virtue of the Company's Subsidiary Guarantee Obligations, the Company was indebted to the Singapore Subsidiary Creditors in the approximate amount of $28.6 million. The Debt to Equity Conversion became effective as of October 15, 1999, and as of that date, the entire amount (approximately $28.6 million) of the Company's Subsidiary Guarantee Obligations was eliminated. The result of the Debt to Equity Conversion can be seen in the Pro Forma September 30, 1999 Balance Sheet included in the Condensed Consolidated Balance Sheets, which shows that all guaranteed debt and accrued interest pertaining to discontinued operations, which is comprised of the Company's Subsidiary Guarantee Obligations in the approximate amount of $28.6 million, has been completely eliminated.

      Based on the current conversion rate, each share of Series A Preferred Stock is convertible at the option of the holder thereof into two shares of the Company's Common Stock. In other words, at the current conversion rate, the 9,362,777 shares of Series A Preferred Stock issued to the Singapore Subsidiary Creditors is convertible into 18,725,554 shares of the Company's Common Stock. Since the Singapore Creditors have voting rights equal to the number of shares of Common Stock into which the Series A Preferred Stock is convertible, which is 18,725,554 shares of Common Stock at the current conversion rate, the Singapore Creditors are considered the beneficial owners of 63.3% of the resulting total of 29,582,444 outstanding shares of Common Stock of the Company. This percentage of Common Stock could enable the Singapore Creditors (including FI Financial as the holder of a portion of the creditor position of STMicroelectronics, Inc.) to collectively exercise effective control over the business and affairs of the Company. As of October 30, 1999, the Company has no information which would lead it to believe that the Singapore Creditors intend to act collectively on matters concerning the business and affairs of the Company.

      In addition, each share of Series A Preferred Stock has a 3.5% per annum cumulative dividend, liquidation preferences, registration rights, and certain other rights, preferences and privileges senior to the Company's Common Stock, and voting rights equal to the Common Stock. In the event of liquidation of the Company, each share of Preferred Stock is entitled to receive $1.02 per share plus any declared but unpaid dividends before distribution to any holder of Common Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      Reports on Form 8-K.

      None.


      The Exhibits filed as part of this report are listed below.

      Exhibit No.  Description
      -----------  -----------
      27.1         Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MELTRONIX, INC.
                                              ---------------
                                               (Registrant)


Date:   November 15, 1999          By: /s/ Denis J. Trafecanty
        -----------------              -----------------------
                                       Denis J. Trafecanty
                                       Senior Vice President,
                                       Chief Financial Officer and Secretary

                                 EXHIBIT INDEX

Number     Description
------     -----------
27.1       Financial Data Schedule