Form 10-K405
period 1999-12-31
MELTRONIX INC
filed 2000-04-14
CIK 916232

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                          ___________________________

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended   December 31, 1999
                          -----------------------------------------------------
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________________ to ______________________

                       Commission file number:  0-23562

                                MELTRONIX, INC.
            (Exact name of Registrant as specified in its charter)

                  California                      94-3142624
               ----------------               ------------------
           (State of Incorporation)   (I.R.S. Employer Identification No.)

              9577 Chesapeake Drive, San Diego, California  92123
          ----------------------------------------------------------
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (858) 292-7000

--------------------------------------------------------------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

   Title of each class                Name of each exchange on which registered
   -------------------                -----------------------------------------
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

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 28, 2000 was approximately $43,576,816 (based upon the closing price for shares of the Registrant's Common Stock as quoted by the OTC Bulletin Board for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  On March 28, 2000, 11,211,344 shares of the Registrant's Common Stock, no par value, were outstanding.

                     Documents Incorporated By Reference.

 Portions of the Registrant's Definitive Proxy Statement for the Registrant's
   Annual Meeting to be filed with the SEC on or before April 30, 2000, are incorporated by reference into Part III of this Report on Form 10-K.

                                    PART I

ITEM 1.  BUSINESS

     This document includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, as Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources" regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, leverage and debt service, customer concentration, dependence on continued growth in wireless telecommunications, internet equipment and high bandwidth communication markets, variability of customer requirements, technological change, limited sources of supply, dependence on key personnel, competition, no dividends, government regulations, expansion of operations, limited public market and liquidity, shares eligible for future sale, impact of anti-takeover measures, the Company's common stock being subject to penny stock regulation and other risks detailed in the Company's Securities and Exchange Commission filings. Statements made herein are as of the date of this Form 10-K filed with the Securities and Exchange Commission ("Commission"). The Company disclaims any obligation to update the contents of the statements subsequent to the filing of the Form 10-K, except as may be required by law.

     MeltroniX, Inc. and its wholly-owned subsidiaries (collectively, the "Company") provide semiconductor interconnect solutions to the Advanced Electronic Manufacturing Services (AEMS) marketplace by providing design, volume manufacturing, and testing capabilities. The Company targets high growth industries including Internet equipment, wireless/telecommunication, broadband communication and other electronic systems and integrated circuits (ICs) manufacturers. Headquartered in San Diego, with on-site manufacturing facilities, the Company develops, manufactures, tests, and sells OEM microelectronic semiconductor assemblies. Capitalizing on what it believes are overall industry trends to outsource manufacturing of electronic systems and integrated circuits, the Company offers both turnkey manufacturing and kitted subassembly services featuring value added interconnect design and test capabilities in addition to contract assembly. MeltroniX was incorporated in California in 1984.

     The Company believes there is a growing need for single and multiple chipset interconnect solutions because of the faster time to market, lower development costs, and ultimately lower system costs that the Company offers compared to very large scale single ASIC-based (application-specific integrated circuit) designs offered by others. The Company differentiates itself from Electronic Manufacturing Services (EMS) competitors by providing sophisticated design and manufacturing skills required to effectively implement high-density single and multiple chip-level integration solutions. The Company's strategy is based upon forming long term partnerships with their customers by providing innovative high density interconnect solutions, custom design support, comprehensive manufacturing and testing services for the reliable volume production of new broadband wireless and land-based electronic systems.

     In 1999 the Company repositioned itself by applying its technology expertise that was previously addressing military communications and automated test equipment markets (that were not expanding) to emerging markets that are providing the infrastructure for wireless and land-based telecommunications, internet equipment, and broadband computer networks. In addition the Company has extended its semiconductor interconnect capabilities to include flip chip, ball grid array, and LTCC substrates utilizing multiple semiconductor materials including silicon, silicon germanium, and galium arsenide wafer chips.

     In October 1999, the Company completed an extensive restructuring period that began in 1997 with the recruitment of a new CEO who defined and led the efforts resulting in the liquidation of low-technology ceramic packaging operations in Singapore and the rebuilding of the San Diego-based operation that was previously supplying very high performance multiple chip modules to a very limited customer base.

     The Company's executive team worked with creditors throughout 1999 and secured a debt-to-equity agreement, which was finalized on October 15, 1999, when it was approved by a majority of the Company's shareholders. This agreement effectively eliminated $28.7 million in debt and accrued interest from the Company's balance sheet.

     In November 1999, the Company changed its name to MeltroniX to reflect its new business focus on becoming a leader in semiconductor interconnect solutions providing single and multiple chipset microelectronic design and volume manufacturing services. The Company made substantial progress during the year in expanding its customer base and almost doubled the number of customers served compared to 1998.

     This new management team recruited in 1998 focused on improving internal operations and expanding the customer base. The Company's business development focus is to expand its design, volume manufacturing, and testing operation in San Diego. The Company has increased its manufacturing capabilities with the purchase of new equipment and the development of new process technologies and has repositioned itself to more effectively develop semiconductor interconnect technologies for high frequency, high bandwidth electronics markets.

     Two of the Company's former Singapore subsidiaries, currently in receivership and liquidation, are still in existence, Microelectronic Packaging
(S) Pte. Ltd. ("MPS") and MPM (S) Pte. Ltd. "("MPM"), and are not consolidated in the Company's financial statements beginning in 1998. See Note 2 to the consolidated financial statements.

INDUSTRY OVERVIEW

     General industry trends to outsource manufacturing services has exceeded the growth rates for the actual markets served. The Company believes that the outsourcing trends will continue for the foreseeable future and thus it views the business opportunities available to it to be large and growing although there can be no assurance the business opportunities will continue in such a manner. The Company is focusing on the specific market segments that it believes offer superior growth potential. Specifically, the Company is targeting wireless Internet, Internet and telecommunication infrastructure equipment makers, as well as other industries where semiconductor interconnect technologies demand specialized expertise.

Internet, Wireless, and High Bandwidth Communications
     Over the past half decade, the explosive global growth of the Internet along with new bandwidth consuming voice, data and video applications are driving an escalation of higher performance demands from worldwide network infrastructures. While network backbones are being pushed toward terabit traffic levels, end users are also turning to broadband connectivity with alternatives such as cable modems and Digital Subscriber Line ("DSL") services to bring higher performance directly to their desktops and computers. Similarly the growth of wireless communications infrastructures is greatly expanding applications for seamless delivery of voice, video and data to mobile users in virtually any location. To a great extent, the Company believes this unprecedented communications revolution is being built upon the bedrock of new chip-level integration and interconnection technologies that allow for greater circuit densities, higher operating frequencies, more mobility, and improved ruggedness and reliability.

Advanced Microelectronics for other markets including Medical and Scientific
     Advanced single and multiple chip-level integration and interconnection techniques are also being used to fuel similar technology revolutions across the entire spectrum of scientific and medical applications. Not only are these products continually becoming much smaller and smarter, they are also delivering a rich convergence of capabilities to users, such as a DNA testing or drop-in
(e)film system that can seamlessly turn an existing 35mm SLR camera into a digital imaging device.

     In addition to packing denser circuitry designs into more compact devices, the chip-level design challenges for medical, scientific and other systems also often include precision integration of specialized devices, such as medical sensors, lasers, or light-sensitive imaging sensors, directly on to the same module as the semiconductor die.

     The convergence of market forces that include a general trend to outsource contract manufacturing at the same time that microelectronic technologies are replacing traditional through-hole/surface mount assembly technologies, has created what the Company believes are substantial business opportunities for companies positioned to take advantage of these market trends.

Strategy
     Building upon nearly a decade of proven capabilities in the design, assembly, and testing of bare die microelectronic assemblies, including manufacturing to stringent military specifications such as Mil-Q-9858A, in 1999 MeltroniX significantly changed its strategy from stagnant military and automated test equipment markets to wireless Internet and broadband communication markets that require similar expertise but that the Company believes offer much larger business opportunities. In addition the Company extended its semiconductor interconnect capabilities to encompass the entire range of technologies for single and multiple chipset semiconductor solutions. In essence, MeltroniX provides the value-added design and manufacturing services that offer faster time to market with lower development costs than single ASIC level integration. Besides providing a full menu of the latest chip-level integration technologies, MeltroniX has also created a customer-driven organization for cost-effectively delivering an unparalleled spectrum of Advanced Electronic Manufacturing Services.

Design, Manufacturing and Testing Capabilities
     As core competencies in our single and multiple chipset solutions, MeltroniX was one of the first companies to perfect the production level use of mixed assembly high-speed wire bonding on organic laminate circuit board technologies combining chip-on-board with surface mount and using silicon and galium arsenide semiconductors. In addition, MeltroniX has pioneered and refined the production use of a wide range of semiconductors, substrates, encapsulation and interconnect technologies.

     The Company believes that it is uniquely positioned to offer its broad experience with a wider range of semiconductor materials including silicon, silicon germanium, and galium arsenide combined with a broad substrate expertise ranging from economical organic laminates, to newly developed low temperature co-fired ceramics as well as proven high temperature ceramics, beryllium oxide, and other materials.

     In order to help match the right process technologies with each customer's specific application requirements, the Company also has extensive design experience in:

  .  Thermal design
  .  Digital, analog and mixed signal modules
  .  RF circuitry (to 30+ GHz levels)
  .  Low noise designs
  .  High Speed Digital designs
  .  Test station development

     The Company offers complete turnkey design, assembly and test services as a total solution for outsourced semiconductor interconnect solutions for electronic systems. The Company believes these services provide customers with a cost-effective alternative to product design processes from internal operations or competitors of the Company. The Company adopted the trademark "a few good chips" to facilitate presenting the benefits that its solutions offer compared to developing a much larger die area required for a single ASIC system.

     In addition to offering leading edge chip-level interconnection technologies, the Company is proactively organized to foster the consistent responsiveness, flexibility and communications that are essential to creating successful customer-driven relationships. The Company views itself as an extension of its customers internal resources and formally establishes a Customer Advocacy Team (CAT) made up of cross-functional program management teams as a process for key customers to ensure timely two-way communications of status and responsive resolution of all issues. CAT teams essentially act as cross-functional business units for key customers to effectively bring all of the Company's capabilities to bear as if they were an integral part of the customers' own organizations. The continual focus of the

Company is on improving time-to-market and reducing the risk associated with developing new technologies that the Company may be familiar with but its customers are not.

CUSTOMERS, APPLICATIONS AND MARKETS

     Highly visible markets for the Company include the newly targeted segments of wireless/telecommunications, Internet equipment, wireless Internet, and the previously served automated test equipment (ATE), military/aerospace, and medical instrumentation segments. In 1999 the Company significantly sharpened its focus on the newly targeted market segments with the goal of expanding its customer base exclusively in these areas. The Company increased the number of customers in 1999 to 33 from 12 in 1998 and 5 in 1997 and focused on reducing its dependence on its largest customer, Schlumberger. Sales to Schlumberger accounted for 81%, 87%, and 89% of the Company's net sales in 1999, 1998, and 1997 respectively. Based upon the new customers added in 1999, the Company believes it is well positioned to reduce its dependence on a single customer in the year 2000. New customers are in the targeted market segments of telecommunications and/or wireless.

     The Company currently sells its services through a combination of its own direct sales for selected key accounts and use of independent sales representatives located in 8 field sales offices in North America and Europe.

LICENSE AND OTHER SIGNIFICANT AGREEMENTS

     The Company seeks to obtain licenses to technologies that complement and expand the current technologies that the Company owns. These agreements, along with certain other significant agreements of the Company, are discussed below.

     Motorola. In July 1998, the Company signed an agreement with Motorola for Ball Grid Array (BGA) and flip chip interconnect technologies. The Company views this as a significant technology license that has already been instrumental in securing business from new customers. The Company believes general industry chip packaging trends show substantial growth for BGA and flip chip packaging that replaces through-hole, PQFP and other forms of IC packaging.

     Schlumberger. In January 1998, the Company signed an agreement with Schlumberger. Pursuant to the terms of the agreement, the Company supplies multiple chip module (MCM) products to Schlumberger. The agreement includes warranty provisions, protection for raw materials purchased by the Company against production demand forecasts supplied by Schlumberger but subsequently changed, and pricing provisions. After March 31, 1998, there is no commitment from Schlumberger to purchase from the Company any amount or a minimum amount of MCM products. The pricing provisions of the agreement provide for periodic review of the selling prices of the Company's products. Such reviews can be requested by either the Company or Schlumberger. In 1999 the Company was able to maintain stable pricing at 1998 levels and does not anticipate further declines in unit selling prices of selected products provided by the Company to Schlumberger because the volume of these products built has declined substantially. The current agreement expires in October 2000. The Company placed a very high priority on diversifying its customer base in 1999 with the goal of increasing revenue from new customers. In March 2000, Schlumberger purchased inventory totaling approximately $0.9 million from the Company under the terms of the agreement.

     Debt elimination. In January 1999, the Company signed letters of intent with a group of creditors to convert defaulted debt to equity. As reported elsewhere, this was followed by fully executed agreements later approved by a majority of the shareholders in October that converted debt to restricted Series A Convertible Preferred Stock.

ENGINEERING AND PRODUCT DEVELOPMENT

     The Company provides design, assembly and test services and features engineering and product development as a differentiating service over its competitors. In 1999 the Company purchased equipment and developed technology to offer its customers flip chip, and Ball Grid Array (BGA) solutions that are technologies of choice for wireless, telecommunications and other market segments. The Company works closely with its customers to develop expertise in new electronic assembly and packaging technologies based upon market demand. Primary focus in 1999 was on process engineering for chip-on-board and surface mount technologies including ball grid array and "flip chip" interconnect processes. In addition, the Company invested in flexible substrate and low temperature co-fired ceramic substrate packaging technology, projected to be of increased demand in 2000 for commercial and wireless products. The Company also uses outside services for x-ray, surface analysis and ultrasonic imaging, as well as specialized design such as ASIC design, to supplement its internal capabilities. Engineering and product development expenditures were approximately $736,000, $1,060,000, and $760,000 in 1999, 1998 and 1997,
respectively.

MANUFACTURING, SUPPLIERS AND TOTAL QUALITY PROGRAM

     The Company believes that its ability to manufacture its products in a timely and cost effective manner at the highest quality level is essential in order to be competitive in its markets and achieve its growth objectives. The Company's manufacturing facilities in San Diego, California include design and prototype facilities and a production capability. The Company believes it is able to support high volume requirements for its semiconductor interconnect solutions for the coming year within its present facilities and views space for additional capacity to be readily available in the San Diego area. Long term considerations for growth may include expansion to nearby maquiladora facilities in Mexico that are used by major international electronics companies. The Company believes its proximity to maquiladora operations in Mexico to be a significant strategic advantage to competitors in other areas of the United States, Europe, or Asia.

     The Company believes that total quality management (TQM) is a vital component of its customer satisfaction and internal productivity programs. The Company maintains a system of quality control and documentation with respect to each of its manufacturing processes.

     The Company maintains a supplier quality program that includes qualification, performance measurement and corrective action requirements. The Company chooses its suppliers based on quality, delivery, service and price. Certain raw materials essential for the manufacture of the Company's products are obtained from sole suppliers or a limited group of suppliers. Due to general industry trends of rapid expansion of demand for certain passive and active components used in wireless, telecommunications and internet equipment markets the Company seeks to establish and maintain strategic relationships with distributors and manufacturers of such components to insure adequate supplies are available to meet customer needs. See "Management's Discussion and Analysis of -- Sole or Limited Sources of Supply."

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

BACKLOG

     The Company significantly increased its backlog of business during 1999, ending the year 120% higher than in 1998. Backlog as of December 31, 1999 was $3.3 million compared to a December 31, 1998 backlog of approximately $1.5 million. This increase was due primarily to the new customers added during the year and its primary customer was only 25.5% of the total backlog as of December 31, 1999.

COMPETITION

     The Company believes that overall global markets for outsourced manufacturing services exceed $100 billion and there are hundreds of companies that serve this EMS marketplace. The top ten competitors in the electronic manufacturing services ("EMS") market represented an aggregate annualized revenue of $33 billion in 1999 with projected growth in 1999 to exceed 20% (sources: Manufacturing Market Insider and Technology Forecasters, Inc., respectively). These global companies are primarily focused on servicing the needs of the very large international electronics companies that do not require the specialized bare die semiconductor interconnect solutions that the Company provides, thus these are not viewed as direct competition. The Company strives to differentiate itself from other EMS competitors by focusing on flexibility and customer service based upon concurrent engineering to provide design expertise to meet physical size, thermal management, and solve performance issues that may be beyond the internal capabilities of the customer resources.

     In 1999 the Company improved its competitive position with its largest customer, Schlumberger, and actually purchased material from its competitors, Natel Engineering and VLSI Packaging to produce modules based upon orders that had been shifted from these competitors to the Company.

     Competitors include the global multinational companies of Celestica, Solectron, Aeroflex, Flextronics, SCI, Sanmina, and others as well as regional and more specialized companies such as HEI, Maxtek, VLSI Packaging, and Natel Engineering. There are also "off shore" competitors such as AMKOR in Korea and Tong Tshing in Taiwan that tend to focus more on industry standard, very high volume packages used by the semiconductor companies.

     For any particular customer, small privately owned local companies offer potential competition. See "Management's Discussion and Analysis -- Future Operations -- Competitive Industry; Price Competition."

INTELLECTUAL PROPERTY RIGHTS

     The Company placed more strategic importance on both patents and developing trade secrets in 1999 than it did in 1998. While the Company believes that the success of its business depends more on the technical competence, creativity and marketing abilities of its employees, rather than on patents, trademarks and other intellectual property rights, it does seek patents as appropriate on inventions resulting from its ongoing engineering and product development activities. In addition, the Company has acquired intellectual property rights through business acquisitions and technology licenses. The Company owns five United States patents and intends to actively pursue trade secrets and apply for appropriate patents as it develops expertise for flip chip, BGA, and other technologies that offer enabling qualities in the targeted markets of wireless, internet equipment, broadband communication and semiconductor interconnect in general. Two of the companies' patents are no longer effective and the other three expire beginning in February 2002 through July 2010. In addition, the Company owns three foreign patents which expire beginning in May 1999 through March 2009, plus eleven foreign patent applications are currently pending. The Company owns one registered United States trademark. The Company continuously seeks to protect its intellectual property through proper documentation and protective marking of designs and concepts.

     The Company views trademarks as an element of a marketing strategy to increase awareness for the Company's services. Adding to the trademarks "QuickTurn Turnkey Manufacturing" and "QTM" used in 1998, the Company created "A few good chips" in 1999 to bring focus to the feature/benefit argument that is part of the Company's sales strategy. These are being used as unregistered trademarks at this time. The Company will continue to seek opportunities to differentiate itself with the use of trademarks.

     There can be no assurance that any of the Company's issued patents will provide it with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around the patents issued to the Company. In addition, the Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its trade secrets.

EMPLOYEES

     As of December 31, 1999, the Company had a total of 99 employees, including 70 engaged in manufacturing, 13 in engineering and product development, and 16 in sales, marketing and administration (including its executive officers). All of the Company's employees are located in the United States. None of the Company's employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.


EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The Company's executive officers and key employees, and their ages as of March 30, 2000(1), are:

     Name                   Age    Position
     ----                   ---    --------
     Andrew K. Wrobel       48     Chairman of the Board, President and Chief Executive Officer
     Randal D. Siville      48     Vice President of Finance and Chief Financial Officer
     Pete H. Hudson, Ph.D.  59     Vice President, Technology
     Dudley E. Westlake     54     Vice President, Sales and Marketing
     Craig S. Iwami         37     Director of Operations

     Andrew K. Wrobel, age 48, has served as the Chairman, President and Chief Executive Officer of the Company since January 1999. Prior to that, Mr. Wrobel was President, Chief Executive Officer and Director of the Company since October 1997. From 1988 to 1997, Mr. Wrobel served as Chairman, President and Chief Executive Officer of GIGATEK Memory Systems, Inc., a manufacturer of computer disk drive back up cartridges. Prior to 1988, Mr. Wrobel was Vice President of Technology for Carlisle Memory Products Group and Vice President of Engineering for Data Electronics, and held various management positions in Marketing and Engineering at Texas Instruments and BASF. Mr. Wrobel holds a Masters degree from the Massachusetts Institute of Technology (MIT).

     Randal D. Siville, CPA, J.D., age 48, joined the Company in April 2000 as Vice President of Finance and Chief Financial Officer. Prior to joining the Company, he was Corporate Controller, Financial Compliance for PriceSmart, Inc. (NASDAQ). From 1995 to 1999, Mr. Siville has held various financial positions responsible for financial reporting and Securities and Exchange Commission filings including Factory 2-U Stores, Inc., Upper Deck and Proxima. Previously he was the Chief Financial Officer for the Greater San Diego Chamber of Commerce. He has additionally held positions of Director of Cost Accounting, plus six years in public accounting. Mr. Siville has over 20 years financial management experience in both public and private sectors. Mr. Siville's experience includes extensive SEC filings and NASDAQ exchange experience. He holds a B.S. degree in Accounting from San Diego State University, Masters of Business Administration and Doctorate of Jurisprudence degrees from National University. Mr. Siville is a Certified Public Accountant.

     Pete H. Hudson, Ph.D., age 59, joined the Company in February 1998 as Vice President of Technology. Prior to joining the Company, Dr. Hudson held various management positions in Manufacturing, Engineering and Assembly at Hughes from June 1984 to January 1998. Dr. Hudson holds a Ph.D. in Electrical Engineering from Stanford University, B.S. and M.S. degrees in Electrical Engineering from University of Arizona.

     Dudley E. Westlake, age 54, joined the Company in April 1998 as Vice President of Sales and Marketing. Prior to joining the Company, Mr. Westlake was President and CEO of MSR Development Corporation since 1994. He previously served as Director of Marketing at Iomega Corporation from 1991 to 1994 and has prior sales and marketing experience with Rockwell International Semiconductor Division. Mr. Westlake holds an MBA and a B.S. in Engineering from California State Polytechnic University, Pomona, California.

     Craig Iwami, age 37, joined the Company in May 1998 as Manufacturing Engineering Manager. In September 1998 he was promoted to Director of Operations. Prior to joining the Company, Mr. Iwami served as Department Manager at the Microelectronics Circuits Division of Raytheon Defense Systems from June 1987 to May 1998. Mr. Iwami received his B.S. degree in engineering at California State University Long Beach.

     (Note 1). Two executive officers who were employees of the Company as of 12/31/1999 are no longer with the Company. Denis J. Trafecanty, age 57, joined the Company in August 1996 as its Vice President and Chief Financial Officer. Mr. Trafecanty's employment with the Company ceased on January 11, 2000. Timothy
R. Sullivan, age 43, joined the Company in March 1997 and served as Vice President and Controller of the Company. Mr. Sullivan's employment with the Company ceased on March 13, 2000.


ITEM 2. PROPERTIES

     The Company maintains its corporate headquarters in San Diego, California. This leased facility totals approximately 25,000 square feet and is used for corporate administration, design, engineering, manufacturing and sales operations. The Company believes the current facility provides adequate capacity to meet its needs in 2000 including supporting new customers added in 1999 that require BGA, flip chip and other technologies. The Company made modifications and installed equipment in 1999 to support the needs of new customers including in the targeted market segments including wireless, Internet equipment and telecommunications. The lease on this facility expires in November 2002 and the Company has an option to renew for five years at the then fair market rent. The Company pays approximately $18,000 per month with respect to this facility.

ITEM 3. LEGAL PROCEEDINGS

     In May 1995, the United States Environmental Protection Agency ("EPA") issued written notice to all known generators of hazardous waste shipped to a Whittier, California treatment facility. The EPA notice indicated that these generators (including the Company) were potentially the responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). The notice requires all of the generators of this waste to take immediate actions to contain and prevent any further release of hazardous substances at the site. In response to the EPA notice, the Company and approximately 100 of the other named generators provided the necessary funding to effect the removal and destruction of the hazardous wastes stored at this site. At present, the Company believes its percentage of responsibility for this site is less than one half of one percent; and that percentage is expected to decrease substantially as additional generators are determined. In addition, the Company along with other named generators have provided certain funding to test the soil and groundwater at this site, which testing is currently ongoing. Although the cost incurred by the Company to date of removing and destroying the hazardous waste stored at this facility was not significant, this effort does not address the cleanup of potential soil and/or ground-water contamination present at this site. Management is unable to estimate the possible cost of this suit at this time, as the cost of clean up has not been determined. There can be no assurance, therefore, that the costs and expenses associated with this action will not increase in the future to a level that would have a material adverse effect upon the Company's business, financial condition, results of operations or cash flows.

     Two of the Company's former consultants and directors, Lewis Solomon and Gary Stein ("Plaintiffs"), filed a lawsuit on December 18, 1998 in the state of New York against the Company and its major customer, Schlumberger. The former consultants' services were terminated in July 1998. Mr. Solomon resigned from the Board of Directors in August 1998; Mr. Stein resigned in December of the same year. Since the filing of this lawsuit, the Company was successful in causing it to be transferred to San Diego, California, which the Company believes will make the Company's defense of this case more convenient and less expensive. In the complaint, Plaintiffs have charged that the Company failed to pay them for alleged consulting services, expense reimbursements and other forms of compensation aggregating $101,250. Further, Plaintiffs allege they were wrongfully terminated as consultants and seek damages to be determined at trial. The Company is currently unable to quantify an amount, if any, that may be payable should the Plaintiffs prevail. The Company believes that Plaintiffs' claims are without merit and will actively and vigorously oppose these allegations. In addition, the Company has made substantial counterclaims against Plaintiffs for damages of $829,020, attorneys' fees and additional damages to be proven at trial. In the counterclaim, the Company alleged that (a) Mr. Solomon and Mr. Stein, as directors, voted to approve an agreement between themselves and the Company which, in addition to director fees already being paid to Mr. Solomon and Mr. Stein, compensated them as consultants; (b) the agreement in question was not approved by a majority of disinterested directors in accordance with California Corporations Code 310(a) ("Section 310"); and (c) the agreement in question was not signed by a Company officer with requisite authority to approve such an agreement. In addition, the Company's counterclaim alleges that in approving the agreement in question, Mr. Solomon and Mr. Stein breached their fiduciary duties and did not provide any services of material benefit to the Company. And finally, the Company alleges in its counterclaim that Mr. Solomon and Mr. Stein, as directors, voted to grant themselves various stock options in violation of Section 310. A court-supervised settlement conference was held in this case in November 1999, but no settlement was reached. The Company will continue in good faith to contest this lawsuit, which appears likely to go to trial sometime in 2001. The Company is unable to estimate the financial statement impact of the lawsuit.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The following items were submitted to Shareholders of record on August 31, 1999 for their approval, pursuant to a written consent solicitation approved by the Board of Directors of the Company, which was mailed to Shareholders on or about September 21, 1999. No meeting of Shareholders was held. All of the items subject to the written consent were approved by the majority of Shareholders as of October 15, 1999.


                                                                                             Consents
                                                                                             Against
            Matter Submitted to Shareholders                       Consents For            or Withheld         Abstained
---------------------------------------------------------------------------------------------------------------------------
(1) Conversion of $28.06 million in debt in Series A
     Convertible Preferred Stock of the Company and
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

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol MTNX. The following table sets forth the range of high and low per share bid information, as reported on the OTC Bulletin Board for each quarter for the last two years through December 31, 1999. These over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. On March 28, 2000, the average of the highest and lowest trading price per share was $4.94. On March 28, 2000, the Company had 193 holders of record of its Common Stock and 11,211,344 shares outstanding.

               Quarter Ended             High          Low
               -------------             ----          ---
               March 31, 1998            $0.73        $0.52
               June 30, 1998             $0.93        $0.37
               September 30, 1998        $0.48        $0.14
               December 31, 1998         $0.35        $0.11
               March 31, 1999            $0.50        $0.18
               June 30, 1999             $0.63        $0.24
               September 30, 1999        $0.44        $0.27
               December 31, 1999         $1.97        $0.25


     During the past year, the Company did not declare or pay any cash dividends on its Common Stock. The Company currently plans to retain all of its earnings to support the development and expansion of its business and has no present intention of paying any dividends on the Common Stock in the foreseeable future.

     During October 1999, the Company issued 9,362,777 restricted shares of Series A Convertible Preferred Stock to eight creditors of the Company, who were accredited investors, certain employees and third parties in exchange for conversion of creditor debts in connection with the debt exchange vote referenced in Item 5 above. These shares bear conversion rights into common stock for each share of preferred stock. The Company relied upon the exemptions provided by Sections 4(2) and 3(a)(9) for the issuance of the Preferred Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                          Fiscal Year Ended December 31,
                                                   -------------------------------------------------------------
                                                      1999         1998          1997        1996         1995
                                                   ----------   -----------  -----------  ----------  ----------

                                                               (In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net sales (3)....................................  $     9,254  $    19,271  $    28,522  $   19,044  $   15,181
Cost of goods sold...............................        7,682       14,714       23,352      15,774      11,980
                                                   -----------  -----------  -----------  ----------  ----------
Gross profit.....................................        1,572        4,557        5,170       3,270       3,201
Selling, general and administrative..............        2,145        2,915        4,204       4,353       4,524
Engineering and product development..............          736        1,060          760         666         565
                                                   -----------  -----------  -----------  ----------  ----------
Income (loss) from operations....................       (1,309)         582          206      (1,749)     (1,888)
Other income (expense):
   Interest expense..............................       (1,617)      (2,269)      (2,535)     (3,193)        (69)
   Other income..................................           95          179          120          10          66
                                                   -----------  -----------  -----------  ----------  ----------
Loss from continuing operations
  before income taxes............................       (2,831)      (1,508)      (2,209)     (4,932)     (1,891)
Provision for income taxes                                   -          (18)           -           -          --
                                                   -----------  -----------  -----------  ----------  ----------
Net loss from continuing operations                     (2,831)      (1,526)      (2,209)     (4,932)     (1,891)
Discontinued operations (2)......................            -       14,188       (7,609)    (36,337)        505
                                                   -----------  -----------  -----------  ----------  ----------
Net income (loss) after discontinued operations
 before extraordinary gain.......................       (2,831)      12,662       (9,818)    (41,269)     (1,386)
Extraordinary gain (4)...........................       18,757            -            -           -           -
                                                   -----------  -----------  -----------  ----------  ----------
Net income (loss)                                       15,926       12,662       (9,818)    (41,269)     (1,386)
                                                   ===========  ===========  ===========  ==========  ==========
Dividends attributable to Series A Convertible
 Preferred Stock                                           (69)           -            -           -           -
                                                   -----------  -----------  -----------  ----------  ----------
Net income (loss) available to common
 shareholder (1)(2)..............................  $    15,857  $    12,662  $    (9,818) $  (41,269) $   (1,386)
                                                   ===========  ===========  ===========  ==========  ==========
Earnings per common share:
   Continuing operations.........................  $     (0.27) $     (0.14) $     (0.21) $    (0.90) $    (0.41)
   Discontinued operations, net of tax...........            -         1.31        (0.74)      (6.67)       0.11
   Extraordinary item, net of tax................         1.73            -            -           -           -
                                                   -----------  -----------  -----------  ----------  ----------
   Net income (loss) available to common
    shareholder..................................  $      1.46  $      1.17  $     (0.95) $    (7.57) $    (0.30)
                                                   -----------  -----------  -----------  ----------  ----------
Weighted average number of shares outstanding....   10,857,000   10,818,000   10,361,000   5,445,000   4,660,000
                                                   ===========  ============ ===========  ==========  ==========

                                                                               December 31,
                                                   -------------------------------------------------------------
                                                       1999         1998         1997        1996        1995
                                                   -----------  ------------  ----------  ----------   ---------

                                                                            (In thousands)
Consolidated Balance Sheet Data:
Working capital surplus (deficiency).............  $       373  $    (27,120) $  (39,406) $  (29,442)  $  (4,883)
Total assets.....................................        6,349         6,885       9,911      24,894      42,427
Current liabilities..............................        4,083        32,028      47,823      50,153      25,438
Long-term debt, less current portion.............           47            49          69       4,782       9,573
Accumulated deficit..............................      (49,478)      (65,335)    (77,997)    (68,179)    (26,910)
Total shareholders' equity (deficit).............           86       (25,192)    (37,981)    (30,041)      7,416

--------------------------------------------------------------------------------
(1) See discussion of effects of income taxes in Note 8 to Notes to Consolidated Financial Statements.
(2) See discussion of discontinued operations in Note 2 to Notes to Consolidated Financial Statements.
(3) 1998 net sales were higher when compared to a pro forma net sales for 1997. See Note 5 of Notes to Consolidated Financial Statements.

(4) Extraordinary gain arising from extinguishment of debt in default exchanged for Series A Convertible Preferred Stock in 1999. See Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Conditions and Results of Operations contains forward-looking statements which involve substantial risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section and elsewhere in this Annual Report on Form 10-K. Statements made herein are as of the date of this Form 10-K and other reports filed with the Securities and Exchange Commission ("Commission"). The Company disclaims any obligation to update the contents of those statements subsequent to the filing of this Form 10-K, except as may be required by law.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statements of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                         1999                1998                1997
                                                                   --------------      --------------      --------------
Net sales..........................................................         100.0%              100.0%              100.0%
Cost of goods sold.................................................          83.0                76.4                81.9
Gross profit.......................................................          17.0                23.6                18.1
Selling, general and administrative................................          23.1                15.1                14.7
Engineering and product development................................           8.0                 5.5                 2.7
Income (loss) from operations......................................         (14.1)                3.0                 0.7
Other income (expense):
  Interest expense.................................................         (17.5)              (11.8)               (8.9)
  Other income.....................................................           1.0                 0.9                 0.4
Income (loss) from continuing operations...........................         (30.6)               (7.9)               (7.8)
Income (loss) from discontinued operations.........................            --                73.6               (26.6)
Extraordinary gain.................................................         202.7                  --                  --
Net income (loss) available to common shareholders.................         172.1                65.7               (34.4)
Dividend expense...................................................          (0.7)                 --                  --
Net income (loss)..................................................         171.4                65.7               (34.4)

YEARS ENDED 1999, 1998 AND 1997

     Net sales. For the year ended December 31, 1999 ("1999"), net sales were $9,254,000, representing a decrease of $10,017,000 or 52% from net sales $19,271,000, in 1998. Net sales in 1998 decreased by $9,251,000 or 32% from net sales of $28,522,000 for the year ended December 31, 1997 ("1997"). The decrease in net sales for 1999 is primarily the result of decreased shipments to the Company's largest customer, Schlumberger. Sales to this customer comprised 81%, 87% and 89% for the years ended December 31, 1999, 1998 and 1997, respectively. Sales to this customer declined from $16,852,000 for 1998 to $7,525,000 for 1999 or 55%. Units shipped to this customer declined by 34%, reflecting lower demand from this customer in 1999 as compared to 1998. Approximately 28% of sales to Schlumberger in 1999 were comprised of the repair and upgrade of multi-chip modules (MCMs). This repair activity generates only approximately one-fourth of the dollar revenue as compared to the dollar revenue of newly-built MCMs, thereby causing a decline in the revenue dollars greater than the decline in units shipped. By comparison, such repair activities comprised only 8% of sales in 1998. In 1997, the Company's MeltroniX Solutions subsidiary had purchased certain chips ("die") used in the assembly of multichip modules sold to the Company's principal customer from that same customer (see Note 5 of Notes to Consolidated Financial Statements). Effective July 25, 1997, this customer notified the Company that it will no longer sell die to the Company and instead is providing the die on consignment. This change has resulted in a reduction in selling prices for products sold to this customer. After removing the effect of the change to consignment basis, revenues on a comparative basis increased from $17,896,000 for 1997, an increase of $1,375,000 or 7%.

     Cost of goods sold. For 1999, cost of goods sold were $7,682,000, representing a decrease of $7,032,000 or 48% from cost of goods sold for 1998. For 1998, cost of goods sold were $14,714,000, representing a decrease of $8,638,000 or 37% from cost of goods sold for 1997. The decrease of cost of goods sold in 1999 as compared to 1998 was due primarily to the decrease in sales in the same period. The decrease in revenue dollars was comprised of a decrease in units shipped (34% decline in units shipped to the Company's largest customer) exacerbated by a 33% decrease in the average selling price of a unit shipped in 1999 as compared to 1998. Cost of goods sold as a percentage of revenue increased from 76% in 1998 to 83% in 1999, due to the absorption of fixed manufacturing costs over lower sales revenue. The decrease in cost of goods sold for 1998 over 1997 is the result of a decrease in the average per unit cost of units sold to the Company's principal customer. The decrease in average per unit cost resulted from MeltroniX Solutions' principal customer deciding, effective July 25, 1997, to provide certain die on consignment, rather than selling them to the Company (see Note 5 to the Consolidated Financial Statements). This change in the provision of die to the Company has resulted in a decrease of approximately one half as compared to the previous cost of such unit before the change to consignment. If the cost of die were to be excluded from cost of goods sold for 1997, then cost of goods sold for 1998 on a comparative basis increased by $2,304,000 from $12,410,000 for 1997. While costs to manufacture declined somewhat in 1998 due to lower material costs and shorter process manufacturing times, selling prices to the Company's principal customer were lowered more than this decline in costs. This lowering of average selling prices had the effect of therefore increasing the cost of sales percentage to a percentage higher in 1998 than in 1997. This increase in percentage cost of goods sold was partially mitigated by increased activities which utilize little direct material in the manufacture of the particular product.

     Gross profit. Gross profit for 1999 was $1,572,000, a decrease of $2,985,000 or 66% from 1998. Gross profit for 1998 was $4,557,000, a decrease of $613,000 or 12% from 1997. Gross profit for 1999 represents 17% of net sales, as compared to 24% for 1998 and 18% for 1997. If the effect of the change to customer-supplied material as described above in Net Sales had been made effective as of the beginning of each year and the sales to, and attendant cost of, the customer-supplied material was eliminated from the period, then gross profit as a percentage of sales would have been 29% in 1997. The decrease in gross profit for 1999 compared to 1998 was due primarily to the lower sales volume. The decrease in gross profit as a percentage of net sales results from the change in product mix, as discussed above, as well as the absorption of fixed manufacturing costs over the lower sales revenue in 1999. Upon comparing 1997 gross profit as a percentage of sales without customer-supplied material, to 1998 gross profit, the decrease is primarily the result of lower average selling prices per unit of sales to the Company's principal customer. This was partially offset by decreases in costs of material and shorter process manufacturing times.

     Selling, General and Administrative. Selling, general and administrative expenses were $2,145,000 for 1999, a decrease of $770,000 or 26% as compared to 1998. Selling, general and administrative expenses were $2,915,000 for 1998; a decrease of $1,289,000 or 31% as compared to 1997. The decreases in expenses for 1999 were primarily the result of lower consulting fees, which had been incurred by the Company in 1998, as well as reductions in staffing commensurate with the lower sales volume activity in 1999. The decrease in 1998 as compared to 1997 was primarily the result of the Company's reduction of the additional legal and consulting fees which had been incurred in connection with the restructuring of the Company's U.S. operations and the winding up of its Singapore operations.

     Engineering and Product Development. Engineering and product development expenses were $736,000 for 1999; a decrease of $324,000 or 31% as compared to 1998. Engineering and product development expenses were $1,060,000 for 1998; an increase of $300,000 or 40% as compared to 1997. The largest component of the decrease in expenses for 1999 as compared to 1998 was from decreased use of outside consultants in 1999 as compared to 1998. The increase in 1998 resulted primarily from the increase in the engineering staff employed by the Company, which is part of the Company's commitment to improvement in quality and processes in its manufacturing facility.

     Interest expense. Interest expense totaled $1,617,000 for 1999, a decrease of $652,000 or 29% from 1998. The primary cause of the decrease in interest expense was the conversion of debt into equity in October of 1999. Interest expense totaled $2,269,000 for 1998, a decrease of $266,000 or 10% from 1997. Interest expense for 1999, 1998 and 1997 is primarily comprised of interest on approximately $23.2 million of debt from the Company's discontinued Singapore operations guaranteed by the Company. Interest expense for 1997 included interest on the $2.8 million of convertible debentures issued by the Company in October 1996. These debentures were converted into common shares of the Company by the end of February 1997; thus no such interest was incurred in 1998 and only incurred for two months of 1997.

     Other income. Other income was $95,000 for 1999, a decrease of $84,000 or 47% from 1998. Other income was $179,000 for 1998, an increase of $59,000 or 49% from 1997. Other income for 1998 and 1997 consists primarily of the settlement of a note receivable which had been previously written-off.

     Effects of income taxes. The Company believes that it has sufficient losses to offset any taxable income that was generated during 1999 and 1998. However, the Company's use of these losses may result in alternative minimum taxes for Federal income tax purposes for 1998. As a result, the Company has recorded a small provision for income taxes for 1998. During 1997, taxable income at the Company's domestic and foreign operations was offset by the utilization of net operating loss and other carryforwards.

     The Company believes that it has incurred an ownership change pursuant to
Section 382 of the Internal Revenue Code, and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations.

     Discontinued operations. In 1998, the Company recorded a gain of $10.2 million to reduce the Current Liabilities of Discontinued Operations. This gain resulted from the Company's decision not to consolidate the assets and liabilities of the Company's operations which were not guaranteed by the Company. The discontinued operations are Microelectronic Packaging Singapore
(S) Pte. Ltd. ("MPS"), MPM (S), Pte. Ltd., ("MPM"), MPC (S), Pte. Ltd. ("MPC") and Furnace Technology Pte. ("FTECH") ("Singapore Subsidiaries"). In addition, in 1998 the Company recorded a gain of $2.3 million from interest and expenses accrued in 1996 no longer considered necessary, a gain of $1.0 million from the sales of MPS buildings, $0.2 million of amortization of deferred revenue, and $0.5 million from the collection of an insurance recovery. Discontinued operations in 1997 consisted of the net operating activities of MPM, MPS, MPC and FTECH. Amounts recorded as estimated losses on disposal of assets of the discontinued operations reflect management's best estimates of the amounts expected to be realized on the sale of the assets associated with these discontinued operations and the expenses to be incurred through the disposal date.

     Extraordinary gain. The extraordinary gain of $18,757,000 recorded in 1999 consists of the gain from the conversion into 9,362,777 shares of Preferred Stock, of all obligations owed by the Company pursuant to guarantees by the Company of certain debt obligations owed by the Company's Singapore subsidiaries. The extinguishment of those debt obligations, offset by the value of the Preferred Stock issued in exchange for the debt, and further reduced by certain expenses associated with the gain, has resulted in the gain. See Note 2 to the Consolidated Financial Statements for a more complete description of the transaction which resulted in the extraordinary gain.

LIQUIDITY AND CAPITAL RESOURCES


     During 1999 and 1998, the Company financed its operations from operating cash flow. During 1999, operating activities of continuing operations provided $536,000. Investing activities, consisting principally of the purchases of fixed assets used $107,000, and financing activities used $563,000 during 1999. At December 31, 1999, the Company had a working capital surplus of $373,000. During 1999, the Company had no significant additions of liquidity from outside the Company. The Company has no bank borrowing arrangements available to it. The Company believes cash from operations and other sources should be sufficient to fund operations through 2000.

     The Company also has various capitalized leases for equipment utilized in the U.S. operations, with a total balance of approximately $326,000 at December 31, 1999. These lease obligations are being serviced currently by MeltroniX Solutions.

     The Company's inventories declined by $755,000 or 25% at 1999 as compared to 1998. This decline is due to the lower sales volume in 1999 as compared to 1998, utilization of old inventory, and the corresponding lower need to have inventory on hand to support sales volume. Accounts payable increased by $1,023,000 or 25% as compared to 1998 due to extension of vendor terms and aggressive cash management techniques.

     The Company previously purchased some materials from its principal customer, Schlumberger. As of July 25, 1997, the die was supplied by the customer on consignment. As of December 31, 1999, the Company owes to that customer approximately $2,523,000 from purchases previously made before the change to consignment. The Company is making periodic payments to Schlumberger under a repayment plan that will continue in 2000.

FUTURE OPERATIONS

   The Company's business is subject to numerous risks anyone of which, alone or in combination, could have a material adverse effect on future results of operations. Some of these risks are:

     Customer Concentration. Sales to one customer, Schlumberger, accounted for 81% of the Company's net sales in 1999. The Company's revenues from Schlumberger decreased from $16.8 million in 1998 to $7.5 million in 1999, primarily due to lower demand from the customer combined with a high level of repair activity, which generated significantly less revenue than would be generated by the sale of a comparable new unit. The Company anticipates that reliance on this customer should diminish in 2000 due to a combination of expected increased sales to other customers and lower sales to Schlumberger.

   The Company significantly expanded its number of customers in 1999. In prior years, the Company has sold its products to a very limited number of customers. Reductions, cancellations or delays in orders by several of these customers, including reductions due to market, economic or competitive conditions in the semiconductor, personal computer or electronic industries or in other industries that manufacture products utilizing semiconductors or MCMs could materially adversely affect the Company's business, financial condition and results of operations. The Company's ability to increase its sales in the future will depend upon its continuing ability to obtain orders from new customers.

   Future Operating Results. The Company's operating results have fluctuated in the past and may continue to fluctuate in the future depending upon a variety of factors, including downward pressure in gross margins, losses due to low shipping volume, delayed market acceptance, if any, of new and enhanced versions of the Company's products, delays, cancellations or reschedulings of orders, delays in product development, defects in products, changes in the length of the design-to-production cycle, relationships with and conditions of customers, subcontractors, and suppliers, receipt of raw materials, including consigned materials, customer concentration and price competition. In addition, operating results may fluctuate based upon several other factors, including the Company's ability to retain present management and to attract new customers, changes in pricing by the Company, its competitors, subcontractors, customers or suppliers, and fluctuations in manufacturing yields. The absence of significant backlog for an extended period of time will also limit the Company's ability to plan production and inventory levels, which could lead to fluctuations in operating results. Accordingly, the failure to receive anticipated orders or delays in shipments due, for example, to unanticipated shipment reschedulings or defects or to cancellations by customers, or to unexpected manufacturing problems may cause net sales in a particular quarter to fall significantly below the Company's expectations, which would materially adversely affect the Company's operating results for such quarter. The impact of these and other factors on the Company's net sales and operating results in any future period cannot be forecasted with certainty. In addition, the fixed overhead costs at the Company's facilities, the need for continued expenditures for research and development, capital equipment and other commitments of the Company, among other factors, will make it difficult for the Company to reduce its expenses in a particular period if the Company's sales goals for such period are not met. A large portion of the Company's operating expenses are fixed and are difficult to reduce or modify should revenues not meet the Company's expectations, thus magnifying the material adverse impact of any such revenue shortfall. Accordingly, there can be no assurance that the Company will not incur losses in the future or that such losses will not have a material adverse effect on the Company's business, financial condition and results of operations.

   Dependence on the continued growth in the wireless telecommunications, Internet equipment and high bandwidth communications markets. The Company's new business strategy is to target the wireless telecommunications, internet equipment and high bandwidth communications industries to sell its chip level integration and interconnect services. These industries have experienced dramatic growth. If the rate of growth slows or capital investments in one or more of these markets is reduced, or other factors adversely affect these industries, it could materially affect the business, financial condition, and results of the operations of the Company.

   Variability of Customer Requirements and Operating Results. Electronics manufacturing service providers must provide increasingly rapid product turnaround for their customers. The Company may not be able to obtain firm, long term purchase commitments from its customers. Customers may cancel their orders, change production quantities, or delay production for a number of reasons. Cancellations, reductions, or delays by a significant customer, or by a group of customers would materially affect the business, financial condition and results of the operations of the Company. Other factors, in addition to the short-term nature of our customer's commitments, may contribute to fluctuations in results of the operations of the Company, including those discussed herein under Future Operating Results. The Company makes significant decisions, including the level of business it seeks and accepts, production schedules, component procurement commitments, personnel needs and another resource requirements, based upon the estimates of customer requirements. The short-term nature of the Company's customers' commitments and the possibility of rapid changes in the demand for their products reduce the ability of the Company to estimate accurately future customer requirements. Customers may occasionally require rapid increases in production, which can stress the capacity of the Company and reduce margins. Although the Company has increased its manufacturing capacity, there can be no assurance it will have the capacity to meet the demands of customers. Because many of the costs of the Company are relatively fixed, a reduction in customer demand can adversely affect the gross margins and operating income.

   Expanded Product Line and Customer Base Could Cause Problems Managing Such Growth. Failure to manage the increased number of customers and expanded products in new industries such as wireless telecommunications, internet equipment and high bandwidth communications could materially adversely affect the business, financial conditions and results of the operations of the Company. The Company's ability to compete effectively and to manage future growth will depend on its ability to implement and improve operating and financial systems on a timely basis for all of its product lines. The Company can give no assurance it will be able to manage its future growth effectively.

   Technological Change; Importance of Timely Product Introduction; Uncertainty of Market Acceptance and Emerging Markets. The markets for the Company's products are subject to technological change and new product introductions and enhancements. Customers in the Company's markets require products embodying increasingly advanced electronics interconnection technology. Accordingly, the Company must anticipate changes in technology and define, develop and manufacture or acquire new products that meet its customers' needs on a timely basis. The Company anticipates that technological changes could cause the Company's net sales to decline in the future. There can be no assurance that the Company will be able to identify, develop, manufacture, market, support or acquire new technologies successfully, that any such new technologies will gain market acceptance, or that the Company will be able to respond effectively to technological changes. If the Company is unable for technological or other reasons to develop services in a timely manner in response to changes in technology, the Company's business, financial condition and results of operations will be materially adversely affected. There can be no assurance that the Company will not encounter technical or other difficulties that could in the future delay the introduction of new products or product enhancements. In addition, new product introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's products, which could materially adversely affect the Company's business, financial condition and results of operations. Even if the Company develops and introduces new products, such products must gain market acceptance and significant sales in order for the Company to achieve its growth objectives. Furthermore, it is essential that the Company develops business relationships with and supplies products to customers whose end-user products achieve and sustain market penetration. There can be no assurance that the Company's products will achieve widespread market acceptance or that the Company will successfully develop such customer relationships. Failure by the Company to develop products that gain widespread market acceptance and significant sales or to develop relationships with customers whose end-user products achieve and sustain market penetration will materially adversely affect the Company's business, financial condition and results of operations. The Company's financial performance will depend in significant part on the continued development of new and emerging markets such as the market for single and multiple chipset interconnect solutions. The Company is unable to predict with any certainty any growth rate and potential size of emerging markets. Accordingly, there can be no assurance that emerging markets targeted by the Company will develop or that the Company's products will achieve market acceptance in such markets. The failure of emerging markets targeted by the Company to develop or the failure by the Company's products to achieve acceptance in such markets could materially adversely affect the Company's business, financial condition and results of operations.

   Competitive Industry; Price Competition. The electronic interconnection technology industry is intensely competitive. The Company experiences intense competition worldwide from a number of manufacturers, including Maxtek Components Corporation, Natel Engineering, VLSI Packaging, Raytheon Electronic Systems, Flextronics, Advanced Packaging Technology of America and HEI Inc. The Company faces competition from certain of its customers that have the internal capability to produce products competitive with the Company's products and may face competition from new market entrants in the future. In addition, corporations with which the Company has agreements are conducting independent research and development efforts in areas which are or may be competitive with the Company. The Company expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products which could materially adversely affect the Company's business, financial condition and results of operations. The Company is also experiencing price competition, which may materially adversely affect the Company's business, financial condition and results of operations. The Company believes that to remain competitive in the future it will need to continue to develop new products and to invest financial resources in new product development. There can be no assurance that such new products will be developed or that sales of such new products will be achieved. There can be no assurance that the Company will be able to compete successfully in the future.

   Sole or Limited Sources of Supply. As is common in the Company's industry, certain raw materials essential for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. There are a limited number of qualified suppliers of laminate substrates and die which are of critical importance to the production of the Company's products. In the manufacturing process, the Company may utilize consigned materials supplied by certain of its customers. The Company's reliance on sole or a limited group of suppliers and certain customers for consigned materials involves several risks, including a potential inability to obtain an adequate supply of required materials and reduced control over the price, timely delivery, and quality of raw materials. There can be no assurance that problems with respect to yield and quality of such materials and timeliness of deliveries will not occur. Disruption or termination of these sources could delay shipments of the Company's products and could have a material adverse effect on the Company's business, financial condition and operating results. Such delays could also damage relationships with current and prospective customers, including customers that supply consigned materials.

   Future Capital Needs; Need for Additional Financing. The Company's future capital requirements will depend upon many factors, including the extent and timing of acceptance of the Company's products in the market, requirements to construct, transition and maintain existing or new manufacturing facilities, commitments to third parties to develop, manufacture, license and sell products. The progress of the Company's research and development efforts, the Company's operating results and the status of competitive products, the Company anticipates that cash on hand and anticipated cash flow from operations will be adequate to fund its operations through 2000. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations. In addition, the Company may require additional financing to fund its operations in the ordinary course. Furthermore, the Company may require additional financing to fund the acquisition of selected assets needed in its production facilities. There can be no assurance that the Company will be able to obtain such additional financing on terms acceptable to the Company.

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

   Intellectual Property Matters. Although the Company attempts to protect its intellectual property rights through patents, trade secrets and other measures, the Company believes its financial performance will depend more upon the innovation, technological expertise, manufacturing efficiency and marketing and sales abilities of its employees. There can be no assurance that others will not independently develop similar proprietary information and techniques or gain access to the Company's intellectual property rights or disclose such technology, or that the Company can meaningfully protect its intellectual property rights. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of claims sought by the Company, if at all. There can be no assurance that others will not develop similar products, duplicate the Company's products or design around the patents owned by the Company, or that third parties will not assert intellectual property infringement claims against the Company. Furthermore, there can be no assurance that foreign intellectual property laws will protect the Company's intellectual property rights.

   Environmental Regulations. The Company is subject to a variety of local, state, federal and foreign governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The Company believes it is currently in compliance in all material respects with such regulations and has obtained all necessary environmental permits to conduct its business. Nevertheless, failure to comply with current or future regulations could result in the imposition of substantial fines against the Company, suspension of production, alteration of the Company's manufacturing processes or cessation of operations. Compliance with such regulations could require the Company to acquire expensive remediation equipment or to incur substantial expenses. Any failure by the Company to control the use, disposal, removal or storage of, or adequately restrict the discharge of, or assist in the cleanup of, hazardous or toxic substances, could subject the Company to liabilities, including joint and several liability under certain statutes. The imposition of such liabilities could materially adversely affect the Company's business, financial condition or results of operations. The Company has been notified by the United States Environmental Protection Agency that it considers the Company to be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986. See "Legal Proceedings."

   Nasdaq National Market Listing Requirements. The Company was delisted from the Nasdaq National Market on March 13, 1997, as of which date the Company's Common Stock began trading on the OTC Bulletin Board. The Company may in the future be subject to continuing requirements to be listed on the OTC Bulletin Board. There can be no assurance that the Company could continue to meet such requirements. The price and liquidity of the Company's Common Stock may be materially adversely affected if the Company is unable to meet such requirements in the future. The Company has filed for relisting on NASDAQ but there can be no assurance that the Company will be able to requalify for listing on the NASDAQ National Market.

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

   Volatility of Stock Price. The stock market in general has recently experienced extreme price and volume fluctuations, that have affected the market prices of technology companies. Such fluctuations have often been unrelated to or disproportionately impacted by the operating performance of such companies. Factors such as actual or anticipated operating results, announcements of technological innovations, new products or new contracts by the Company, its competitors or their customers, or events affecting other companies in the electronics, wireless communications, internet, or high bandwidth communications industries, and general market conditions may have a significant effect on the market price of the Common Stock of the Company.

     Year 2000 Compliance. To date, the Company experienced no material effects related to computer operations and the arrival of the year 2000 as of the date of this report. Management does not expect any disruptions due to the year 2000 as management believes all of its current systems are year 2000 compliant.

     The Company has installed accounting and operations management computer applications which are Year 2000 compliant and which operate on computer operating systems that are also Year 2000 compliant. The Company did not initiate such changes in applications and its operating software systems in order to accommodate the Year 2000 issue but rather to upgrade and enhance its management information systems capability. As part of its selection criteria, the Company considered the impact of the Year 2000 issue. The Company has not experienced Year 2000 disruptions with its suppliers or customers and management believes that such entities are year 2000 compliant with respect to their systems that could affect the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has no derivative financial instruments and no assets or indebtedness denominated in foreign currencies.

ITEM 8.   FINANCIAL STATEMENTS

     See Item 14(a) for an index to the financial statements and supplementary financial information which are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers and employees is included under the caption "Executive Officers" in Part I of the Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is included under the caption "Executive Compensation and Related Information" in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under the caption "Certain Transactions" in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    PART IV
                                    -------


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

   (a)  1.  Index to Consolidated Financial Statements.

                                                             Form 10-K
                                                            Page Number
                                                            -----------
Report of Independent Certified Public Accountants....          F-1

Consolidated Balance Sheets as of
  December 31, 1999 and 1998..........................          F-2

Consolidated Statements of Operations
  for the three-year period ended
  December 31, 1999...................................          F-3

Consolidated Statements of Cash Flows for
  the three-year period ended
  December 31, 1999...................................          F-4

Consolidated Statements of Shareholders'
  Equity (Deficit) for the three-year period
  ended December 31, 1999.............................          F-5

Notes to Consolidated Financial Statements............          F-6

     2.  Consolidated Financial Statement Schedule.

  The following financial statement schedule of MeltroniX, Inc. and its subsidiaries is included in this annual report on Form 10-K.

                                                             Form 10-K
                                                            Page Number
                                                            -----------

Report of Independent Certified Public Accountants on
  Financial Statement Schedule                                  F-20

Schedule II -- Valuation and Qualifying Accounts and
         Reserves for the three years ended
         December 31, 1999                                      F-21

Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

     (b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter ended December 31, 1999.

     (c)  Exhibits

The following exhibits are referenced or included in this report.

Exhibit   Description
-------   -----------
3.1(13) Amended and Restated Articles of Incorporation of the Company filed March 23, 1998.
3.2 Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company.*
3.3(1)    Amended and Restated Bylaws of the Company.
4.1(1)    Specimen Certificate of Common Stock.4.2(1)
10.11(1) Form of Indemnification Agreement between the Company and each of its officers and directors.
10.46(11) Building lease dated September 2, 1997.
10.47(11) Employment agreement with Andrew K. Wrobel, dated October 6, 1997. 10.52(13) + Agreement among Schlumberger Technologies, Inc. ATE Division and
          Microelectronic Packaging, Inc. and CTM Electronics, Inc. effective January 5, 1998.
10.53(14) Restructuring, Settlement and Mutual Release Agreement between ORIX
          Leasing Singapore Limited and the Company dated April 14, 1998.

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

10.65(15) Amendment to Forbearance, Restructure and Mutual Release Agreement between Motorola, Inc. and the Company dated November 5, 1998.

10.66 Form of Registration Rights Agreement between the Registrant and each of Transpac Capital Pte. Ltd., Development Bank of Singapore, Ltd., Motorola, Inc., NS Electronics Bangkok, Ltd., Texas Instruments, Inc., Samsung Corning Co., Ltd., Orix Leasing Singapore, Ltd., effective October 15, 2000.*
10.67 Form of Debt Conversion and Mutual Settlement and Release Agreement between the Registrant and each of Transpac Capital Pte. Ltd., Development Bank of Singapore, Ltd., Motorola, Inc., NS Electronics Bangkok, Ltd., Texas Instruments, Inc., Samsung Corning Co., Ltd., Orix Leasing Singapore, Ltd., and FI Financial, effective October 15, 2000.*
10.68     STM/FI Financial Assignment Agreement dated April 14, 1999.*
21.1(3)   Subsidiaries of the Company.
23.1      Consent of BDO Seidman, LLP, Independent Auditors.
24.1      Power of Attorney (contained on signature page).

27.1      Financial Data Schedule
99.1(12) Amended 1993 Stock Option/Stock Issuance Plan dated April 10, 1997 and filed in the state of California on March 23, 1998.
99.2(2)   Form of Notice of Grant of Stock Option and Stock Option Agreement.
99.3(2)   Addendum to Stock Option Agreement (Special Tax Elections).
99.4(2)   Addendum to Stock Option Agreement (Financial Assistance).
99.5(2) Form of Notice of Grant of Stock Option with Stock Option Agreement (Non-Employee Director Automatic Grant).
99.6(2)   Form of Stock Issuance Agreement.
99.7(1)   Form of Director Automatic Option Grant Agreement.
---------------------
(1) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33-72890) declared effective by the Securities and Exchange Commission on April 21, 1994.
(2) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-8 (File No. 33-78452) filed with the Securities and Exchange Commission on April 29, 1994.
(3) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 1995 as amended.
(4) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K for the 1995 fiscal year filed with the Securities and Exchange Commission.
(5) Incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 1996.
(6) Incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 1997.
(7) Incorporated by reference from an exhibit filed with the Company's current report on Form 8-K dated March 27, 1996 and filed with the Securities and Exchange Commission on April 5, 1996.
(8) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K for the 1996 fiscal year filed with the Securities and Exchange Commission on April 15, 1997, as amended.
(9)  Not used.
(10) Incorporated by reference from an exhibit filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 1997.
(11) Incorporated by reference from an exhibit filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 1997.
(12) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 25, 1998.
(13) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K for the 1997 fiscal year filed with the Securities and Exchange Commission.
(14) Incorporated by reference from an exhibit filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 1998.
(15) Incorporated by reference from an exhibit filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 1998.

*    Previously filed.
+ Confidential Treatment has been granted for the deleted portions of this document.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2000.

                              MELTRONIX, INC.

Date:  April 14, 2000         By:  /s / Andrew K. Wrobel
                                 -------------------------------

                              Andrew K. Wrobel
                              Chairman, President and Chief Executive Officer, Director

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew K. Wrobel, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  April 14, 2000     By: /s/ Andrew K. Wrobel
                              -----------------------------------------------
                              Andrew K. Wrobel
                              Chairman of the Board of Directors of the Company President and Chief Executive Officer, Director

Date:  April 14, 2000     By: /s/ Abigail A. Barrow
                              -----------------------------------------------
                              Abigail A. Barrow
                              Director of the Company:

Date:  April 14, 2000     By: /s/ Anthony J.A. Bryan
                              -----------------------------------------------
                              Anthony J. A. Bryan
                              Director of the Company

Date:  April 14, 2000     By: /s/ Frank L. Howland
                              -----------------------------------------------
                              Frank L. Howland
                              Director of the Company

Date:  April 14, 2000     By: /s/ Waldemar Heeb
                              -----------------------------------------------
                              Waldemar Heeb
                              Director of the Company

Date:  April 14, 2000     By: /s/ James T. Waring
                              -----------------------------------------------
                              James T. Waring
                              Director of the Company

Date:  April 14, 2000     By: /s/ Lin Hong Wong
                              -----------------------------------------------
                              Lin Hong Wong

              Report of Independent Certified Public Accountants

Board of Directors
MeltroniX, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of MeltroniX, Inc. (formerly Microelectronic Packaging, Inc.) as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MeltroniX, Inc., as of December 31, 1999 and 1998, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                    /s/ BDO Seidman, LLP
                                    --------------------------
                                    BDO SEIDMAN, LLP

Costa Mesa, California
February 17, 2000, except
  for Note 17, paragraph 1
  which is as of March 22, 2000,
  Note 17, paragraph 2
  which is as of March 31, 2000 and
  Note 17, paragraph 3
  which is as of April 11, 2000.

                                MeltroniX, Inc.
                          Consolidated Balance Sheets

December 31,                                                     1999                   1998
------------------------------------------------------------------------------------------------
Assets
Current Assets
  Cash                                                       $    335,000           $    469,000
  Accounts receivable, net                                      1,708,000              1,306,000
  Inventories                                                   2,318,000              3,073,000
  Other current assets                                             95,000                 60,000
------------------------------------------------------------------------------------------------
Total Current Assets                                            4,456,000              4,908,000
------------------------------------------------------------------------------------------------
Property, plant and equipment, net                              1,830,000              1,806,000
Other non-current assets                                           63,000                171,000
------------------------------------------------------------------------------------------------
                                                             $  6,349,000           $  6,885,000
================================================================================================
Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
  Current portion of long-term debt                          $    279,000           $     20,000
  Accounts payable                                              2,935,000              4,045,000
  Accrued liabilities                                             869,000                908,000
  Debt and accrued interest of discontinued operations                 --             27,055,000
------------------------------------------------------------------------------------------------
Total Current Liabilities                                       4,083,000             32,028,000
------------------------------------------------------------------------------------------------
Long-term payables                                              2,133,000                     --
Long-term debt, less current portion                               47,000                 49,000
Commitments and Contingencies
Series A Convertible Preferred stock, no par value;
liquidation preference $9,550,000 at 1999
         Authorized shares - 9,362,777
         Issued and outstanding - 9,362,777 at 1999             9,295,000                     --
Common stock, no par value:
         Authorized shares - 50,000,000
         Issued and outstanding - 10,860,223 at 1999 and
         10,856,890 at 1998                                    40,269,000             40,143,000
Accumulated deficit                                           (49,478,000)           (65,335,000)
------------------------------------------------------------------------------------------------
Shareholders' Equity (Deficit)                                     86,000            (25,192,000)
------------------------------------------------------------------------------------------------
                                                             $  6,349,000           $  6,885,000
================================================================================================

                    See accompanying notes to consolidated financial statements.

                                MeltroniX, Inc.
                     Consolidated Statements of Operations

Year ended December 31,                                          1999                   1998                1997
====================================================================================================================
Net Sales
  Product sales                                              $  9,254,000           $ 19,271,000         $28,432,000
  Other sales                                                          --                     --              90,000
--------------------------------------------------------------------------------------------------------------------
                                                                9,254,000             19,271,000          28,522,000
--------------------------------------------------------------------------------------------------------------------
Cost of goods sold
  Product sales                                                 7,682,000             14,714,000          23,309,000
  Other sales                                                          --                     --              43,000
--------------------------------------------------------------------------------------------------------------------
                                                                7,682,000             14,714,000          23,352,000
--------------------------------------------------------------------------------------------------------------------
Gross profit                                                    1,572,000              4,557,000           5,170,000
Selling, general and administrative                             2,145,000              2,915,000           4,204,000
Engineering and product development                               736,000              1,060,000             760,000
--------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                  (1,309,000)               582,000             206,000
Other income (expense):
  Interest expense                                             (1,617,000)            (2,269,000)         (2,535,000)
  Other income, net                                                95,000                179,000             120,000
--------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before provision for
 income taxes                                                  (2,831,000)            (1,508,000)         (2,209,000)
Provision for income taxes                                             --                 18,000                  --
--------------------------------------------------------------------------------------------------------------------
Net loss from continuing operations                            (2,831,000)            (1,526,000)         (2,209,000)
Discontinued operations
  Loss from operations                                                 --                     --          (3,847,000)
  Estimated gain (loss) on disposal of discontinued                    --             14,188,000          (3,762,000)
   operations
--------------------------------------------------------------------------------------------------------------------
Net income (loss) after discontinued operations                (2,831,000)            12,662,000          (9,818,000)
 before extraordinary gain
Extraordinary gain, net of tax of $166,000                     18,757,000                     --                  --
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                              15,926,000             12,662,000          (9,818,000)
====================================================================================================================
Dividends attributable to Series A Convertible
 Preferred Stock                                                   69,000                     --                  --
--------------------------------------------------------------------------------------------------------------------
Net income (loss) available to common shareholder            $ 15,857,000           $ 12,662,000         $(9,818,000)
====================================================================================================================
Basic and diluted earnings per common share
  Loss from continuing operations                                  $(0.27)                $(0.14)             $(0.21)
  Discontinued operations                                              --                   1.31               (0.74)
  Extraordinary gain                                                 1.73                     --                  --
--------------------------------------------------------------------------------------------------------------------
 Net income (loss) available to common shareholders                  1.46                   1.17               (0.95)
====================================================================================================================
 Weighted average number of shares outstanding                 10,857,000             10,818,000          10,361,000
====================================================================================================================

         See accompanying notes to consolidated financial statements.

                                MeltroniX, Inc.
                     Consolidated Statements of Cash Flows


Year ended December 31,                                                 1999               1998              1997
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                   $ 15,926,000       $ 12,662,000      $(9,818,000)
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities:
  Depreciation and amortization                                          650,000            527,000          324,000
  Discontinued operations                                                     --        (11,767,000)      10,196,000
  Non cash interest expense                                            1,606,000                 --               --
  Non-employee stock-based compensation                                   53,000            114,000          177,000
  (Gain) Loss on sale of fixed assets                                         --            (11,000)           8,000
  Gain on extinguishment of debt                                     (18,757,000)                --               --
Changes in assets and liabilities, net of effects of
 discontinuance in 1997
  Accounts receivable                                                   (402,000)         1,198,000       (1,066,000)
  Inventories                                                            755,000          1,157,000          375,000
  Other current assets                                                   (35,000)           327,000         (242,000)
  Other non-current assets                                               108,000            111,000          108,000
  Accounts payable, accrued liabilities and deferred revenue             632,000         (4,473,000)       1,033,000
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities of:
 Continuing operations                                                   536,000           (155,000)       1,095,000
 Discontinued operations                                                      --                 --        3,200,000
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                      536,000           (155,000)       4,295,000
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Acquisition of fixed assets                                            (107,000)        (1,102,000)        (973,000)
 Proceeds from sale of fixed assets
  Continuing operations                                                       --             14,000           49,000
  Discontinued operations                                                     --          2,349,000        2,805,000
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                     (107,000)         1,261,000        1,881,000
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Increase (decrease) in short-term notes payable
  Discontinued operations                                                     --                 --       (6,500,000)
Borrowings under long-term debt and promissory notes
  Continuing operations                                                       --                 --          109,000
Principal payments on long-term debt and promissory notes
  Continuing operations                                                 (310,000)           (45,000)        (386,000)
  Discontinued operations                                                     --         (1,901,000)      (1,057,000)
Issuance of common stock, net                                              2,000             13,000               --
Expenses on issuance of preferred stock                                 (255,000)                --               --
--------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                   (563,000)        (1,933,000)      (7,834,000)
--------------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                    (134,000)          (827,000)      (1,658,000)
Cash at beginning of year                                                469,000          1,296,000        2,954,000
--------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                 $    335,000       $    469,000      $ 1,296,000
====================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                MeltroniX, Inc.
                      Consolidated Statements of Changes
                       in Shareholders' Equity (Deficit)

                                      Preferred                       Common Stock               Accumulated
                              --------------------------       --------------------------
                                Shares          Amount            Shares        Amount             Deficit          Total
-----------------------------------------------------------------------------------------------------------------------------
Balance,
 January 1, 1997                      -      $        -         6,991,493    $38,138,000        $(68,179,000)    $(30,041,000)
Common stock issued                   -               -         3,801,786      1,701,000                   -        1,701,000
Non-employee stock                    -               -                 -        177,000                   -          177,000
 compensation
Net loss                              -               -                 -              -          (9,818,000)      (9,818,000)
-----------------------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 1997                    -               -        10,793,279     40,016,000         (77,997,000)     (37,981,000)
Common stock issued                   -               -            63,611         13,000                   -           13,000
Non-employee stock                    -               -                 -        114,000                   -          114,000
 compensation
Net income                            -               -                 -              -          12,662,000       12,662,000
-----------------------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 1998                    -               -        10,856,890     40,143,000         (65,335,000)     (25,192,000)
Common stock issued                   -               -             3,333          2,000                   -            2,000
Series A Convertible          9,362,777       9,295,000                 -              -                   -        9,295,000
 Preferred stock
 issued, net of expenses
Non-employee stock                    -               -                 -        124,000                   -          124,000
 compensation
Series A Convertible                  -               -                 -              -             (69,000)         (69,000)
 Preferred stock
 dividends
Net income                            -               -                 -              -          15,926,000       15,926,000
-----------------------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 1999            9,362,777      $9,295,000        10,860,223    $40,269,000        $(49,478,000)    $     86,000
=============================================================================================================================

                    See accompanying notes to consolidated financial statements.

Note 1  -  Summary of Significant Accounting Policies

Organization and Business - MeltroniX, Inc. ("MeltroniX" or the "Company") is a semiconductor electronic interconnect solutions company with design, manufacturing and sales services to support the requirements of electronic systems companies. The Company develops, manufactures, markets and sells single and multiple chipset interconnect solutions to customers in the wireless Internet, telecommunications, broadband communications and other electronics related industries. The Company was formerly known as Microelectronic Packaging, Inc. and changed its name to MeltroniX, Inc., in November 1999.

Principles of Consolidation - The consolidated financial statements include the accounts of MeltroniX and its wholly-owned subsidiaries, MeltroniX Solutions, Inc. ("MeltroniX Solutions") and Microelectronic Packaging America, Inc. ("MPA") which is dormant.

Revenue Recognition - The Company recognizes revenue from product sales at the time of shipment.

Cash and Cash Equivalents - For the purpose of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents.

Inventories - Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. A substantial portion of the Company's December 31, 1999 inventory was purchased for the Company's primary customer. Under the terms of an agreement dated January 5, 1998 between the Company and the customer, the Company has been required to maintain certain inventory levels as defined by the agreement. The agreement stipulates that the cost of such inventory will be paid to the Company should the customer terminate the business relationship. Terms of the agreement have been used in determining the carrying value of the Company's December 31, 1999 inventory. See Note 17.

Property, Plant and Equipment - Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives generally ranging from three to five years. Leasehold improvements and assets under capital leases are amortized over the shorter of the estimated useful lives of the assets or the life of the lease.

Intangible Asset - The intangible asset consists of an acquired customer base and is classified as other non-current assets and is amortized using the straight-line method over its estimated useful life of 7 years.

Long-Lived Assets - The Company reviews the carrying amount of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Income Taxes - The parent Company and its U.S. subsidiaries file consolidated returns for U.S. federal income tax purposes. For California income tax purposes, the domestic parent company files on a unitary basis with all subsidiaries.

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

Stock-Based Compensation - The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plan. Accordingly, no compensation cost is recognized for its employee stock option plan, unless the exercise price of options granted is less than fair market value on the date of grant. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") (see Note 12).

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

Fair Value of Financial Instruments - The carrying amount of cash, accounts receivable, accounts payable, accrued expenses and long-term debt are reasonable estimates of their fair value because of the short maturity of these items. However, the fair value of the long-term obligations at December 31, 1998 may be significantly less than its face value. The carrying amount of the Company's financial instruments generally approximate their fair values as of December 31, 1999. See Note 2.

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

Concentration of Credit Risk - The Company operates in diversified electronic and semiconductor business industries and primarily sells to a number of semiconductor manufacturers electronic equipment manufacturers. The Company performs ongoing credit evaluations of its customers but does not require collateral for credit purchases. The Company maintains allowances for potential credit losses, and such losses have been within management's expectations.

Earnings (Loss) Per Share - Earnings (loss) per share is calculated pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings (loss) per share ("EPS") includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of the Company.

Comprehensive Income - Effective in 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity and bypass net income. For the periods presented, the Company has no elements of other comprehensive income, as defined by SFAS No. 130.

New Accounting Pronouncement - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended by SFAS No. 137, is effective for years beginning after June 15, 2000. The Company has not yet quantified the impact of adoption SFAS No. 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

Note 2 - Subsidiary Creditor Obligations, Discontinued Operations, Issuance of Preferred Stock and Gain on Extinguishment of Debt

As of October 15, 1999, a majority of the Company's shareholders approved the conversion into 9,362,777 shares of Series A Convertible Preferred Stock ("Preferred Stock"), of all obligations owed by the Company pursuant to all guarantees by the Company of all debt obligations owed by the Company's former Singapore subsidiaries Microelectronic Packaging (S) Pte. Ltd. ("MPS"), MPM (S), Pte. Ltd., ("MPM"), MPC (S), Pte. Ltd. ("MPC") and Furnace Technology Pte. ("FTECH") ("Singapore Subsidiaries") to (a) Development Bank of Singapore, Ltd.;
(b) Transpac Capital Pte. Ltd., Transpac Industrial Holdings Ltd., Regional Investment Company Ltd., and Natsteel Equity III Pte. Ltd.; (c) NS Electronics Bangkok Ltd.; (d) Texas Instruments Singapore Ltd.; (e) STMicroelectronics, Inc. (the creditor position of STMicroelectronics, Inc., in its entirety, was purchased by and assigned to FI Financial, LLC, 34% of which is comprised of employees and officers of the Company) (f) Motorola, Inc. (g) Samsung Corning Co, Ltd.; and (h) Orix Leasing Singapore Ltd. ("Singapore Creditors"). The Company had entered into written guarantees of the Singapore Creditor Obligations. Because the Company's Singapore subsidiaries ceased operations in 1997 and were unable to pay the Subsidiary Creditor Obligations, the Company became obligated to do so. The Company's obligation to pay the Singapore Creditor Obligations pursuant to the Company's guarantees thereof is referred to herein as the "Company's Subsidiary Guarantee Obligations." The extinguishment of the Company's Subsidiary Guarantee Obligations for 9,362,777 shares of Preferred Stock is referred to herein as the "Debt Extinguishment". Prior to the Debt Extinguishment, by virtue of the Company's Subsidiary Guarantee Obligations, the Company was indebted to the Singapore Subsidiary Creditors in the approximate amount of $28.7 million. The Debt Extinguishment became effective as of October 15, 1999, and as of that date, the entire amount of the Company's Subsidiary Guarantee Obligations was eliminated. After recording the value of the Preferred Stock issued totaling $9.6 million together with expenses incurred in connection with the debt extinguishment of $0.3 million, the Company recorded a gain on extinguishment of the Subsidiary Guarantee Obligations of approximately $18.8 million. This gain has been classified as an extraordinary gain in the financial statements, net of applicable income tax of $166,000.

The Company had discontinued in 1997 and prior the operations of its Singapore subsidiaries, all of which were located in Singapore. The operating activities of the Singapore subsidiaries are included in Discontinued Operations--Loss from Operations in the 1997 Consolidated Statement of Operations and consist of losses from operations of $3,887,000 at MPS and $3,000 at FTECH and a gain at MPC of $43,000. Discontinued Operations--Gain (Loss) on Disposal of Discontinued Operations consists of losses at MPS of $3,762,000, and gains in 1998 of $6,295,000 at MPS, $7,416,000 at MPM, $450,000 at MPC, and $27,000 at
FTECH. Interest expense of $2.5 million in 1997, $2.3 million in 1998 and $1.6 million in 1999 on the Company's Subsidiary Guarantee Obligations is included in continuing operations' activities.

The principal components of the 1998 estimated gain on disposal of discontinued operations were a gain of $10.2 million from the deconsolidation of the non-guaranteed net liabilities of the discontinued operations, a gain of $2.3 million from interest and expenses accrued in 1996 no longer considered necessary, a gain of $1.0 million from the sale of MPS buildings, $0.2 million of amortization of deferred revenue, and $0.5 million from the collection of an insurance recovery. See Note 15 for a discussion of the factors leading to the deconsolidation of the non-guaranteed net liabilities of the discontinued operations.

Note 3  -  Composition of Certain Financial Statement Captions

December 31,                                                                 1999                   1998
=============================================================================================================
Accounts receivable consist of:
 Trade receivables...................................................      $ 1,985,000            $ 1,541,000
 Allowance for doubtful accounts.....................................         (277,000)              (235,000)
                                                                       ---------------        ---------------
                                                                           $ 1,708,000            $ 1,306,000
                                                                       ===============        ===============
Inventories consist of:
 Raw materials.......................................................      $ 1,728,000            $ 2,203,000
 Work-in-progress....................................................        1,057,000              1,531,000
 Finished goods......................................................               --                 38,000
 Obsolescence reserve................................................         (467,000)              (699,000)
                                                                       ---------------        ---------------
                                                                           $ 2,318,000            $ 3,073,000
                                                                       ===============        ===============
Property, plant and equipment consist of:
 Machinery and equipment.............................................      $ 3,238,000            $ 2,564,000
 Leasehold improvements..............................................          568,000                568,000
 Furniture and fixtures..............................................           47,000                 47,000
                                                                       ---------------        ---------------
                                                                             3,853,000              3,179,000
Accumulated depreciation.............................................       (2,023,000)            (1,373,000)
                                                                       ---------------        ---------------
                                                                           $ 1,830,000            $ 1,806,000
                                                                       ===============        ===============
Accrued liabilities consist of:
 Accrued employee compensation.......................................      $   320,000            $   443,000
 Accrued taxes.......................................................          166,000                     --
 Other...............................................................          383,000                465,000
                                                                       ---------------        ---------------
                                                                           $   869,000            $   908,000
=============================================================================================================

Note 4  -  Significant Agreements

Schlumberger Technologies, Inc. ATE Division - In January 1998, the Company signed an agreement with Schlumberger Technologies, Inc. ("Schlumberger"). The agreement delineated the terms pursuant to which MeltroniX supplies products to Schlumberger. The agreement includes warranty provisions and protection for materials purchased by MeltroniX against production demand forecasts supplied by Schlumberger.

Schlumberger is entitled to request repricing of the Company's product. The Company can terminate this agreement with 120 days notice, at which time the Company can compile a termination claim to redeem their cost which includes manufacturing expenses incurred on that inventory and normal profit. However, the agreement is not enforceable should the Company file bankruptcy.

The agreement expires in October 2000 (see Note 5).

Note 5 - Sales to Major Customers - Purchases from Major Suppliers

During 1999, 1998 and 1997, the Company had one major customer (customers accounting for 10% or more of total sales), which accounted for 81%, 87% and 89%, respectively, of the Company's total sales. Amounts due from this customer comprised 64% and 90% of accounts receivable at December 31, 1999 and 1998, respectively.

The Company's MeltroniX Solutions subsidiary has purchased certain chips ("die") used in the assembly of multichip modules ("MCM's") sold to the Company's significant customer from that same customer. Effective July 26, 1997, this customer notified the Company that it would no longer sell die to the Company and instead is providing the die on consignment. The unaudited pro forma presentation below gives effect to this change in operations on selected line items from the Company's Consolidated Statements of Operations for the period ended December 31, 1997, as if this change had been put into effect on January 1, 1997.

  ===================================================================================
                             Historical                                 Pro Forma
                             Year Ended            Pro Forma           Year Ended
                          December 31, 1997       Adjustments       December 31, 1997
  ===================================================================================
                                                  (unaudited)          (unaudited)
  Net sales                   $28,522,000       $(10,626,000)/(1)/      $17,896,000
  Cost of goods sold           23,352,000        (10,942,000)/(2)/       12,410,000
  Gross profit                  5,170,000            316,000              5,486,000
  Net income (loss)           $(9,818,000)           316,000            $(9,502,000)
  ===================================================================================
  Net income (loss) per
  common share                $     (0.95)      $         --            $     (0.92)
  ===================================================================================

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

During 1999, 1998 and 1997, the Company purchased materials from this customer which accounted for 0%, 20% and 35% of cost of sales respectively. Amounts due to this customer comprised 45% and 72% of accounts payable at December 31, 1999 and 1998, the bulk of which is related to purchases previously made before the change to consignment. The outstanding payables are reduced under a formalized payment plan which calls for the offset of a specific percentage of receivables, arising from new business, due to the Company from Schlumberger. Under this plan the Company estimates that the projected payments to Schlumberger will total approximately $390,000 for the year ended December 31, 2000. The balance of $2,133,000 has been classified as a long-term liability on the financial statements.

Note 6  -  Debt and Accrued Interest of Discontinued Operations

December 31,                                                                 1999             1998
========================================================================================================
Debt of discontinued operations, in default, due on demand consists of:

Line of credit facilities and short-term borrowings of discontinued
operations, bear interest at the bank's prime rate plus 5% (total
13.75% at December 31, 1998) while in default, secured by substantially all of the assets of MPS, and is guaranteed by MeltroniX. Net of assets
held as collateral of $138,000 for 1998.                                 $         --    $ 109,000

Line of credit facilities and short-term borrowings of discontinued
operations, secured by substantially all of the assets of MPM, guaranteed by MeltroniX. Net of assets held as collateral of $236,000
for 1998.                                                                          --      881,000

8.5% debentures, related to discontinued operations, which are due on demand, interest is due annually, principal due in March 2001,
guaranteed by MeltroniX.                                                           --    9,000,000


Term notes to, or guaranteed by, certain customers of discontinued
operations, bearing interest at rates ranging from 3.5% to 18.0%, payable in quarterly installments commencing in March 1997, principal due in quarterly installments over a four-year term commencing in March 1998, secured by various assets including certain MPS
production equipment, guaranteed by MeltroniX.                                     --    4,771,000

Term notes to, or guaranteed by, certain customers of discontinued
operations, originally payable in various quarterly installments commencing in the second quarter of 1996, plus interest at rates ranging from 6.7% to 8.75%, secured by various assets including certain MPS production equipment, all of the domestic assets of
MeltroniX, MPA and MeltroniX Solutions and all of the outstanding
common stock of MPA, MPS and MeltroniX Solutions.                                  --    6,792,000

Note payable resulting from the deficiency balance of capital leases of discontinued operations, bears interest at 7.25% and is guaranteed by
MeltroniX.                                                                         --    1,610,000

Accrued interest                                                                   --    3,892,000
                                                                         ------------  -----------
Debt of discontinued operations, in default, due on demand               $         --  $27,055,000
                                                                         ============  ===========

Certain of the above obligations were payable in Singapore dollars and the balances have been translated at an exchange rate of U.S.$1.00 = S$1.66 at December 31, 1998.

These obligations were extinguished in full in 1999 (see Note 2).

Note 7  -  Commitments And Contingencies

Following is a schedule by year of estimated future minimum lease payments under capital and operating lease agreements and payments contractually due under a professional service agreement.

Year ended                                          Capital   Operating    Professional
December 31,                                         Leases    Leases    Service Agreement
------------------------------------------------------------------------------------------
     2000                                           $299,000   $241,000           $158,000
     2001                                             29,000    247,000             90,000
     2002                                             17,000    215,000             90,000
     2003                                              4,000         --             90,000
     2004                                              4,000         --             90,000
     Thereafter                                           --         --            310,000
------------------------------------------------------------------------------------------
     Total minimum lease payments                    353,000   $703,000           $828,000
                                                               ========           ========
     Amount representing interest
     at rates varying from 8.3% to 21.6%              27,000
------------------------------------------------------------------------------------------
     Present value of net minimum lease payments     326,000
     Current portion                                 279,000
------------------------------------------------------------------------------------------
     Long-term portion                              $ 47,000
==========================================================================================

The Company entered into a professional service agreement in 1998 whereby the Company obtained the use of a piece of test equipment and technical support for such equipment from the service provider. The agreement provides for annual payments of approximately $90,000. The agreement can be amended by the Company contingent upon the Company's need for service and provision of a change order to the service provider. Included in accounts payable at December 31, 1999 is an amount of $38,000 owed under this agreement.

Certain machinery and equipment are subject to leases which are classified as capital leases for financial reporting purposes. At December 31, 1999 and 1998, $722,000 and $155,000, respectively, of such leased equipment are included in property, plant and equipment. Amortization expense related to assets under capital leases, for continuing operations was approximately $82,000, $31,000 and $83,000 in 1999, 1998 and 1997, respectively.

The Company is also committed under noncancelable operating agreements for the lease of buildings, machinery and equipment. Rent expense for continuing operations in 1999, 1998 and 1997 was approximately $271,000, $261,000 and $336,000 respectively.

Certain of the Company's shareholders have been granted certain registration rights. The costs of any such offering, exclusive of any underwriting discount, would be borne by the Company.

In May 1995, the United States Environmental Protection Agency ("EPA") issued written notice to all known generators of hazardous waste shipped to a Whittier, California treatment facility. The EPA notice indicated that these generators (including the Company) were potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). The notice requires all of the generators of this waste to take immediate actions to contain and prevent any further release of hazardous substances at the site. In response to the EPA notice, the Company and approximately 100 of the other named generators provided the necessary funding to effect the removal and destruction of the hazardous wastes stored at this site. At present, the Company believes its percentage of responsibility for this site is less than one half of one percent; and that percentage is expected to decrease substantially as additional generators are determined. In addition, the

Company along with other named generators have provided certain funding to test the soil and groundwater at this site, which testing is currently ongoing. Although the cost incurred by the Company to date of removing and destroying the hazardous waste stored at this facility was not significant, this effort does not address the cleanup of potential soil and/or ground-water contamination present at this site. Management is unable to estimate the possible cost of this suit at this time as the cost of clean up has not been determined. There can be no assurance, therefore, that the costs and expenses associated with this action will not increase in the future to a level that would have a material adverse effect upon the Company's business, financial condition, results of operations or cash flows.

Two of the Company's former consultants and directors, Lewis Solomon and Gary Stein ("Plaintiffs"), filed a lawsuit on December 18, 1998 in the state of New York against the Company and its major customer, Schlumberger. The Consultants services were terminated in July 1998. Mr. Solomon resigned from the Board of Directors in August 1998; Mr. Stein resigned in December of the same year. Since the filing of this lawsuit, the Company was successful in causing this matter to be transferred to San Diego, California, thus making the Company's defense of this case more convenient and less expensive. In the complaint, Plaintiffs have charged that the Company failed to pay them for alleged consulting services, expense reimbursements and other forms of compensation aggregating $101,250. Further, Plaintiffs allege they were wrongfully terminated as consultants. The Company is currently unable to quantify an amount, if any, that may be payable should the Plaintiffs prevail. The Company believes Plaintiffs' claims are without merit and will actively and vigorously oppose these allegations. In addition, the Company has made substantial counterclaims against Plaintiffs for damages of $829,020, attorneys' fees and additional damages to be proven at trial. In the counterclaim, the Company alleged that (a) Mr. Solomon and Mr. Stein, as directors, voted to approve an agreement between themselves and the Company which, in addition to director fees already being paid to Mr. Solomon and Mr. Stein, compensated them as consultants; (b) the agreement in question was not approved by a majority of disinterested directors in accordance with California Corporations Code 310(a) ("Section 310"); and (c) the agreement in question was not signed by a Company officer with requisite authority to approve such an agreement. In addition, the Company's counterclaim alleges that in approving the agreement in question, Mr. Solomon and Mr. Stein breached their fiduciary duties and did not provide any services of material benefit to the Company. Finally, the Company alleges in its counterclaim that Mr. Solomon and Mr. Stein, as directors, voted to grant themselves various stock options in violation of Section 310. A court-supervised settlement conference was held in this case in November 1999, but no settlement was reached. The Company will continue in good faith to contest this lawsuit, which appears likely to go to trial sometime in 2001. The Company is unable to estimate the financial statement impact of this lawsuit.

The Company is involved in various other claims arising in the ordinary course of business. None of these other claims, in the opinion of management, is expected to have a material adverse impact on the financial position, cash flows or overall trends in the results of operations of the Company.

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

Net income (loss) is comprised of the following:

Year ended December 31,        1999          1998          1997
------------------------------------------------------------------
Domestic operations        $(2,831,000)  $(1,526,000)  $(2,209,000)
Singapore operations        18,757,000    14,188,000    (7,609,000)
------------------------------------------------------------------
  Total                    $15,926,000   $12,662,000   $(9,818,000)
==================================================================

A reconciliation of the provision for income taxes to the amount computed by applying the statutory Federal income tax rate to income before income taxes follows:

Year ended December 31,                                 1999            1998           1997
-----------------------------------------------------------------------------------------------
Amounts computed at Federal statutory rate          $ 5,415,000     $ 4,305,000     $(3,338,000)
Foreign losses with no benefit                                -               -       2,587,000
Foreign income not subject to U.S. taxation          (5,853,000)     (4,824,000)              -
Alternative minimum taxes due                                 -          18,000               -
Amortization of non-deductible intangible assets         37,000          37,000          37,000
Non-deductible expenses                                  21,000         772,000         855,000
Realization of previously deferred tax benefits        (120,000)              -               -
Added to NOL carryforward                               500,000               -               -
Utilization of NOL carryforward                               -        (290,000)       (141,000)
-----------------------------------------------------------------------------------------------
Provision for income taxes                          $         -     $    18,000     $         -
===============================================================================================

The components of deferred income taxes:

Year ended December 31,                      1999          1998
------------------------------------------------------------------
Deferred tax assets:
Net operating loss carryforwards         $ 4,557,000   $ 3,863,000
Accrued liabilities and reserves             462,000       652,000
Tax credit carryforwards                     762,000       635,000
Book and tax depreciation differences              -        95,000
------------------------------------------------------------------
                                           5,781,000     5,245,000
Valuation allowance                       (5,586,000)   (5,245,000)
------------------------------------------------------------------
                                             195,000             -
Book and tax depreciation differences       (195,000)            -
------------------------------------------------------------------
Deferred taxes                           $         -   $         -
==================================================================

At December 31, 1999 and 1998, a 100% valuation allowance has been provided on the total deferred income tax assets as they are not more likely than not to be realized.

The Company has not recorded provisions for any United States income taxes in 1999 and 1997. At December 31, 1999, the Company had Federal net operating loss carryforwards of approximately $12,456,000 for Federal tax reporting purposes and approximately $5,515,000 for California tax purposes. The net operating loss carryforwards for tax purposes expire between 2000 and 2019.

As of December 31, 1999, the Company also has approximately $535,000 and $227,000 in Federal and state general business credits credit carryforwards, respectively. These credits expire between 2001 to 2013. The Company believes that it has incurred an ownership change pursuant to Section 382 of the Internal Revenue Code and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations.

During 1997, the Company's Singapore operations generated operating losses for both financial reporting and income tax purposes.

Note 9  -  Shareholders' Equity

In order to permit the Company to issue additional options to employees, the Shareholders approved an amendment to the Company's 1993 Stock Option/Stock Issuance Plan, which reserved an additional 2.3 million shares for the plan in 1999. During 1999, employees exercised options to purchase 3,333 shares of the Company's common stock.

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

On October 15, 1999, shareholders approved an amendment to the Company's Amended and Restated Articles of Incorporation to authorize the issuance of 9,362,777 shares of Series A Convertible Preferred Stock and to eliminate the previously undesignated class of 10 million shares. The holders of the Preferred Stock are entitled to voting rights equivalent to Common shareholders, preferential dividends of 3.57% per year out of assets legally available whereas and as declared by the Board, and conversion rights into common stock at the rate of 2 shares of Common Stock for each share of Preferred Stock. The 9,362,777 shares of restricted preferred stock were issued effective October 15, 1999.

Upon the conversion of the Preferred Stock any dividends payable with respect to those shares shall be converted into that number of shares of Common Stock determined by dividing the dividends payable by the conversion price.

In the event of any liquidation, dissolution or winding up of the Company, the holders of Preferred Stock are entitled to receive an amount per share equal to $1.02 for each outstanding share of Preferred Stock plus any declared but unpaid dividends before any distribution to the holders of the Common Stock.

The Company is entitled to redeem all or any part of the outstanding shares of Preferred Stock for the original issue price of $1.02 plus the amount of all declared but unpaid dividends.

Note 10  -  Employee Benefit Plan

The Company maintains a defined contribution retirement savings plan which is intended to qualify under section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time U.S. employees. Participants may contribute a percentage of their salaries subject to statutory annual limitations. The Company matches a percentage of the employee contributions as specified in the plan agreement. Contributions by the Company totaled $66,000, $70,000 and $48,000 in 1999, 1998 and 1997, respectively.

Note 11  -  Stock Option/Stock Issuance Plan And Stock Purchase Warrants

Stock Option/Stock Issuance Plan - The Company maintains a stock option/stock issuance plan under which incentive stock options may be granted to employees of the Company and nonqualified stock options may be granted to consultants and non-employee directors of the Company. Under the terms of the plan, nontransferable options may be granted for terms of up to 10 years and are generally exercisable at the rate of 33% per year, although vesting terms are determined at the discretion of the Board of Directors. Options are granted with an exercise price not less than the fair market value of the common stock shares at the date of grant. A total of 7,000,000 shares of common stock have been reserved for issuance under the plan. The plan expires in December 2000.

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

The Company has issued options to non-employees in exchange for services and has recorded compensation expense based upon the estimated fair value of those options totaling $124,000, $114,000, and $177,000 for 1999, 1998 and 1997,
respectively. The fair value of the options was determined using the Black-Scholes option-pricing model, and is charged to expense in the period the services are provided. For 1999, the Company issued to non-employees 30,000 shares of Common Stock at a price of $0.32 per share, the fair market value on the date of issuance, pursuant to the Company's Stock Issuance Program. The fair value of the 70,000 options granted to non-employees in 1998 was $20,000. For 1997, the Company granted options to non-employees for 2,775,800 shares of Common Stock at exercise prices ranging from $0.20 to $0.51 per share, the fair market value at the date of grant. The fair value of the options granted to non-employees in 1997 was $392,000.

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for this plan. Under APB Opinion 25, when the exercise price of options granted under the Company's plan is equal to the market price of the underlying stock on the date of grant, no compensation cost is recognized.

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if such compensation cost for the Company's stock option and issuance plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: 0% dividend yield; expected volatility of 78.25 - 83.61%, 75%, and 19 - 23%, risk free interest rates of 5.16 - 6.26%, 5.39 - 5.75%, and 5.25 - 6.22%; and expected lives of 3 to 6 years (determined on an option-by-option basis). Under the accounting provisions of SFAS 123, the Company's net income (loss) per share would have adjusted to the pro forma amounts indicated below:

                                                            1999                 1998                  1997
Net income (loss):
  As reported...................................        $15,857,000          $12,662,000          $(9,818,000)
  Proforma......................................         15,515,000           12,626,000           (9,905,000)
Earnings per common share:
  As reported...................................               1.46                 1.17                (0.95)
  Proforma......................................               1.43                 1.17                (0.96)
Earnings per common share - assuming dilution:
  As reported...................................               1.46                 1.17                (0.95)
  Proforma......................................               1.43                 1.17                (0.96)

A summary of the status of the Company's stock option plan as of December 31, 1999, 1998 and 1997 and changes during the years ending on those dates is presented below:

The table includes information for options granted to employees and non-employees, both issued under one stock option plan.

                                                1999                              1998                             1997
                                      ------------------------------    ------------------------------    -------------------------
                                                        Weighted-                          Weighted-                  Weighted-
                                       Shares            Average        Shares             Average        Shares       Average
                                       (000)          Exercise Price     (000)          Exercise Price    (000)     Exercise Price
                                      ------------------------------    ------------------------------    -------------------------
Outstanding at beginning of year        2,425              $0.48          3,870              $0.36         1,547         $2.22
Granted                                 4,173               0.33            578               0.54         4,264          0.32
Exercised                                  (3)              0.63            (64)              0.20             -             -
Forfeited                                (548)              0.51         (1,960)              0.28        (1,941)         1.75
Outstanding at end of year              6,047               0.37          2,425               0.48         3,870          0.36
Options exercisable at year-end         1,331               0.39          1,066               0.41         1,202          0.37
Weighted-average fair value of
 options granted during the year      $  0.19                           $  0.27                          $  0.10


The following table summarizes information about fixed stock options outstanding at December 31, 1999.

                                            Options Outstanding                                  Options Exercisable
                          ---------------------------------------------------------       ---------------------------------
                              Number         Weighted-Average     Weighted-Average            Number       Weighted-Average
 Range of Exercise        Outstanding at         Remaining         Exercise Price         Exercisable at    Exercise Price
       Prices                 12/31/99        Contractual Life                                12/31/99
---------------------------------------------------------------------------------------------------------------------------
$  0.20  to  $  0.22           459,720             7.7 years           $0.20                   375,160           $0.20
$  0.32  to  $  0.32         3,807,749             9.8                 $0.32                        --           $  --
$  0.36  to  $  0.66         1,738,933             8.2                 $0.48                   922,502           $0.46
$  1.75  to  $  1.91            30,900             6.8                 $1.90                    23,400           $1.90
$  4.19  to  $  5.13             9,900             4.6                 $5.04                     9,675           $5.06
                            ----------                                                      ----------
$  0.20  to  $  5.13         6,047,202                                                       1,330,737
                            ==========                                                      ==========

Stock Purchase Warrants - In connection with an agreement dated April 24, 1998, with Transpac and the related investors, Transpac and the related investors received a warrant to purchase 500,000 shares of Common Stock of the Company ("Warrant") at an exercise price of $1.00 per share. The Warrant is exercisable on or until April 24, 2003. The number of shares purchasable under the Warrant is subject to adjustment upon certain events including stock splits, subdivisions or contributions of shares. In 1999, in connection with the debt restructuring, the exercise price of the Warrant was reduced by 50% to $0.50.
At December 31, 1999, none of these warrants had been exercised.

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

In connection with the issuance of $2.8 million of convertible debentures on October 23, 1996 the Company issued 75,421 common stock purchase warrants to the lead investor at an exercise price of $0.55 (the average conversion price of the debentures). These warrants, which were exercisable 45 days after issuance, expired on October 23, 1997. In connection with its initial public offering, the Company issued 160,000 common stock purchase warrants to its underwriter at an exercise price of $6.50. These warrants, which were exercisable upon issuance, expired in April 1999. The Company issued 17,693 common stock purchase warrants at an exercise price of $5.63 per share in August 1993. These warrants expired in August 1998.

No stock purchase warrants have been exercised during the three years ended December 31, 1999.

As of December 31, 1999, the Company had reserved common stock for the following purposes:

          Convertible Preferred Stock Exercise    18,725,554

          1993 Stock Option Plan                   6,047,202

          Stock Warrants                             500,000
                                                  ----------
                                                  25,272,756
                                                  ==========

Note 12  -  Supplemental Information To Statement Of Cash Flows

Cash paid for interest during 1999, 1998 and 1997 totaled $29,000, $18,000, and $688,000, respectively.


Non cash capital leases entered into in 1999 totaled $567,000. Preferred Stock was issued in exchange for debt (Note 2) on October 15, 1999, with a stated value of $9,550,033. Dividends on Preferred Stock at December 31, 1999, were accrued and undeclared in the amount of $69,000.

Holders of $1,900,000 of convertible debentures had elected to convert their debentures into 3,801,856 shares of common stock, as of December 31, 1997.

Note 13  -  Related Party Transactions

In exchange for consulting services, the Company paid $249,000 and $626,000 in 1998 and 1997 to the Company's present or former Board Members or entities which are affiliated with three of the Company's Board members. The Company has recorded $78,000 of accrued and unpaid fees to Board Members at December 31, 1999.

As part of the issuance of Preferred Stock on extinguishment of debt (see Note
2), a group of employees, officers, and directors purchased 449,696 shares of the Preferred Stock in 1999.

Note 14  -  Geographic Information

December 31,                                     1999        1998
----------------------------------------------------------------------
Identifiable assets:
   United States                               $6,349,000  $ 6,885,000
   Singapore and Indonesia                             --           --
----------------------------------------------------------------------
Total assets as reported in the
   accompanying consolidated balance sheets    $6,349,000  $ 6,885,000
======================================================================

Identifiable liabilities:
    United States                               $6,263,000  $ 5,022,000
    Singapore                                           --   27,055,000
-----------------------------------------------------------------------
Total liabilities as reported in the
    accompanying consolidated balance sheets    $6,263,000  $32,077,000
=======================================================================

Note 15  -  Earnings Per Share ("EPS")

Options to purchase 6,047,202 shares and warrants to purchase 500,000 shares of common stock at prices ranging from $0.20 to $5.13 were outstanding during 1999 but were not included in the computation of diluted EPS because the options and warrants effect on EPS would be anti-dilutive. The opinions and warrants, which expire between April 2001 and August 2009 were still outstanding as of December 31, 1999. The impact of 9,362,777 shares of Series A Convertible Preferred Stock issued and outstanding at December 31, 1999 were not included in the computation of diluted EPS as the effect on EPS would be antidilutive.

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

Note 16  -  Fourth Quarter Adjustments

During the fourth quarter of 1998, the Company recorded certain non-recurring adjustments, the most significant of which was a change in the estimated amount payable to secured creditors relating to the Company's discontinued operations (see Note 2). This change in the amount due to secured creditors was primarily due to the sale of the two buildings owned by MPS which resulted in a net reduction in debt incurred by discontinued operations (guaranteed by the Company) and a gain on disposal of discontinued operations, totaling $3.5 million. After the effect of this reduction in debt of discontinued operations, the Company owed approximately $27.1 million at December 31, 1998 of debt and accrued interest, which amount is classified as "Debt and accrued interest of discontinued operations", in the Consolidated Balance Sheet.

Note 17  -  Subsequent Event/Related Party Transaction

On March 22, 2000, the Company entered into a loan and stock issuance agreement (the "Loan Agreement") in the amount of $250,000 with a related party and shareholder. The Loan Agreement is unsecured, bears interest at 10% and is convertible after 60 days into common stock of the Company at a discount of 15% pursuant to the terms of the MeltroniX 1993 Stock Option/Stock Issuance Plan. The loan and accrued interest thereon is due in full on June 22, 2001.

On March 31, 2000 approximately $0.9 million of inventory was purchased by Schlumberger under the terms of the manufacturing agreement of the manufacturing agreement described in Note 4.

On April 11, 2000, the Company entered into an agreement to factor its trade accounts receivable. The agreement expires on October 31, 2000 and is automatically renewed for successive periods of ninety days at the factor's discretion. Terms of the agreement call for a maximum of $500,000 in aggregate receivables at an advance rate of 80% of eligible accounts receivable or the maximum account, whichever is less. Amounts due to the factor under the agreement are secured by a first perfected security interest in all of the Company's personal property including but not limited to accounts receivable, inventory, general intangibles and deposit accounts with the exception of capital equipment.

             Report of Independent Certified Public Accountants on
                         Financial Statement Schedule

Board of Directors
MeltroniX, Inc.
San Diego, California

The audits referred to in our report dated February 17, 2000, except for Note 17, paragraph 1 which is as of March 22, 2000, Note 17, paragraph 2 which is as of March 31, 2000, and Note 17, paragraph 3 which is as of April 11, 2000 relating to the consolidated financial statements of MeltroniX, Inc., (formerly Microelectronic Packaging, Inc.) which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

                                    /s/ BDO Seidman, LLP
                                    -------------------------
                                    BDO SEIDMAN, LLP

Costa Mesa, California
February 17, 2000, except
  for Note 17, paragraph 1
  which is as of March 22, 2000,
  Note 17, paragraph 2
  which is as of March 31, 2000 and
  Note 17, paragraph 3
  which is as of April 11, 2000.

                                MeltroniX, Inc.
                Valuation and Qualifying Accounts and Reserves
                  For the Three Years Ended December 31, 1999
                                  Schedule II

                                                                 Additions
                                             Balance At          Charged To      Transfers to
                                            Beginning Of         Costs And       Discontinued                     Balance At End
                                               Period             Expenses         Operations   Deductions          Of Period
                                           ---------------------------------------------------------------------------------------
Allowance For Doubtful Accounts
 for the Year Ended:
  December 31, 1997                           298,000                  -                   -       (63,000)            235,000
  December 31, 1998                           235,000                  -                   -             -             235,000
  December 31, 1999                           235,000             42,000                   -             -             277,000

Inventory Valuation Reserves for
 the Year Ended:
  December 31, 1997                         1,324,000             49,000            (909,000)     (220,000)            244,000
  December 31, 1998                           244,000            455,000                   -             -             699,000
  December 31, 1999                           699,000             61,000                   -      (293,000)            467,000

Other Valuation Reserves (1)
for the Year Ended:
  December 31, 1997                         2,800,000                  -          (2,526,000)            -             274,000
  December 31, 1998                           274,000                  -                   -      (200,000)             74,000
  December 31, 1999                            74,000                  -                   -       (74,000)                  -

Property, Plant And Equipment -
 Continuing Operations
 for the Year Ended:
  December 31, 1997                         6,163,000                  -          (6,163,000)            -                   -
  December 31, 1998                                 -                  -                   -             -                   -
  December 31, 1999                                 -                  -                   -             -                   -

Property, Plant And Equipment -
 Discontinued Operations
 for the Year Ended:
  December 31, 1997                        14,943,000            755,000           6,163,000             -          21,861,000
  December 31, 1998                        21,861,000                  -                   -   (21,861,000)                  -
  December 31, 1999                                 -                  -                   -             -                   -

(1)  Pertains To Other Receivables.