Form 10-Q
period 2000-03-31
MELTRONIX INC
filed 2000-05-15
CIK 916232

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

     For the Quarterly Period Ended March 31, 2000


                         Commission File Number 0-23562


                                 MELTRONIX, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             CALIFORNIA                               94-3142624
  -------------------------------         -----------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


         9577 CHESAPEAKE DRIVE, SAN DIEGO, CALIFORNIA                92123
         --------------------------------------------              ---------
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


                            Yes [X]      No [_]


     At April 30, 2000, there were outstanding 11,211,344 shares of the Registrant's Common Stock, no par value per share.

================================================================================

Index                                                                  Page No.
-----                                                                  --------


PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Condensed Consolidated Balance Sheets..........................   3

            Condensed Consolidated Statements of Operations................   4

            Condensed Consolidated Statements of Cash Flows................   5

            Condensed Consolidated Statement of
              Changes in Shareholders' Deficit.............................   6

            Notes to Condensed Consolidated Financial Statements...........   7

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations................   9


Item 3.     Quantitative and Qualitative Disclosures About Market Risk.....  11


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings..............................................  12

Item 2.     Changes in Securities and Use of Proceeds......................  12

Item 3.     Defaults upon Senior Securities................................  12

Item 4.     Submission of Matters to a Vote of Security Holders............  12

Item 5.     Other Information..............................................  12

Item 6.     Exhibits and Reports on Form 8-K...............................  12


SIGNATURES ................................................................  13

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                                 MELTRONIX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            March 31,     December 31,
                                                                              2000            1999
------------------------------------------------------------------------------------------------------
                                                                           (unaudited)
ASSETS
Current assets:
         Cash                                                             $     81,000    $    335,000
         Accounts receivable, net                                            2,381,000       1,708,000
         Inventories                                                           858,000       2,318,000
         Other current assets                                                   57,000          95,000
------------------------------------------------------------------------------------------------------
              TOTAL CURRENT ASSETS                                           3,377,000       4,456,000
Property, plant and equipment, net                                           1,738,000       1,830,000
Other non-current assets                                                        36,000          63,000
------------------------------------------------------------------------------------------------------
                                                                          $  5,151,000    $  6,349,000
======================================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
         Current portion of long-term debt                                $    101,000    $    279,000
         Accounts payable                                                    2,852,000       2,935,000
         Accrued liabilities                                                   946,000         869,000
------------------------------------------------------------------------------------------------------
              TOTAL CURRENT LIABILITIES                                      3,899,000       4,083,000
Long-term payables                                                           1,970,000       2,133,000
Long-term debt, less current portion                                           292,000          47,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
         Series A Convertible Preferred stock, no par value                  9,295,000       9,295,000
         Common stock, no par value                                         40,393,000      40,269,000
         Accumulated deficit                                               (50,698,000)    (49,478,000)
------------------------------------------------------------------------------------------------------
Total shareholders' deficit                                                 (1,010,000)         86,000
------------------------------------------------------------------------------------------------------
                                                                          $  5,151,000    $  6,349,000
======================================================================================================

                                 MELTRONIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                         Three months ended March 31,
                                                                         ----------------------------
                                                                               2000          1999
-----------------------------------------------------------------------------------------------------
Net sales                                                                  $ 3,351,000    $ 1,743,000
Cost of goods sold                                                           3,315,000      1,529,000
-----------------------------------------------------------------------------------------------------
Gross profit (loss)                                                             36,000        214,000
Selling, general and administrative                                            802,000        613,000
Engineering and product development                                            359,000        179,000
-----------------------------------------------------------------------------------------------------
Loss from operations                                                        (1,125,000)      (578,000)
Other expense:
    Interest expense                                                           (11,000)      (506,000)
------------------------------------------------------------------------------------------------------
Loss from operations before provision for income taxes                      (1,136,000)    (1,084,000)
Provision for income taxes                                                        --             --
-----------------------------------------------------------------------------------------------------
Net loss                                                                    (1,136,000)    (1,084,000)
Dividends attributable to Series A convertible Preferred Stock                  84,000           --
-----------------------------------------------------------------------------------------------------
Net Loss available to common shareholders                                  $(1,220,000)   $(1,084,000)
=====================================================================================================
BASIC AND DILUTED LOSS PER COMMON SHARE                                    $     (0.11)   $     (0.10)
=====================================================================================================

                                 MELTRONIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       Three months ended March 31,
                                                                       ----------------------------
                                                                              2000         1999
--------------------------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES:                                     $(370,000)   $(331,000)
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of fixed assets                                              (75,000)      (4,000)
--------------------------------------------------------------------------------------------------
Net cash used by investing activities                                        (75,000)      (4,000)
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under debt agreements                                         250,000          --
    Principal payments on long-term debt and promissory notes               (183,000)      (5,000)
    Issuance of common stock, net                                            124,000          --
--------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                             191,000       (5,000)
--------------------------------------------------------------------------------------------------
NET DECREASE IN CASH                                                        (254,000)    (340,000)
CASH AT BEGINNING OF PERIOD                                                  335,000      469,000
--------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                      $  81,000    $ 129,000
==================================================================================================

                                 MELTRONIX, INC.
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                   (unaudited)

                                                Preferred Stock                Common Stock         Accumulated
                                             Shares          Amount        Shares        Amount       Deficit           Total
---------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                 9,362,777   $  9,295,000     10,860,223   $ 40,269,000   $(49,478,000)   $     86,000
Common Stock Issued on Exercise of
 Stock Options                                  --             --          351,121        124,000           --           124,000
Series A Convertible Preferred Stock
 Dividends                                      --             --             --             --          (84,000)        (84,000)
Net (loss)                                      --             --             --             --       (1,136,000)     (1,136,000)
---------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2000                  9,362,777   $  9,295,000     11,211,344   $ 40,393,000   $(50,698,000)   $ (1,010,000)
=================================================================================================================================

                                 MELTRONIX, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

NOTE 1 - COMPANY OVERVIEW AND BASIS OF PRESENTATION

Company Overview

     MeltroniX, Inc. and its wholly-owned subsidiaries (collectively, the "Company") provide high-density semiconductor interconnect solutions to the OEM electronics marketplace by offering design, volume manufacturing, and testing capabilities. The Company targets high growth industries including Internet equipment, wireless/telecommunication, broadband communication, medical and other electronic systems and integrated circuits (ICs) manufacturers. Headquartered in San Diego, with on-site manufacturing facilities, the Company develops, manufactures, tests and sells OEM microelectronic semiconductor assemblies. Capitalizing on what it believes are overall industry trends to outsource design and manufacturing of electronic systems and integrated circuits, the Company offers both turnkey manufacturing and kitted subassembly services featuring value added semiconductor interconnect design and test capabilities in addition to contract assembly. MeltroniX was incorporated in California in 1984.

Basis of Presentation

     The accompanying condensed consolidated financial statements and related notes as of March 31, 2000 and for the three month period ended March 31, 2000 and 1999 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim period. The results of operations for the three month period ended March 31, 2000 is not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 1999 in the Company's Annual Report on Form 10-K. Readers of this Quarterly Report on Form 10-Q are strongly encouraged to review the Company's Annual Report on Form 10-K.

NOTE 2 - INVENTORIES

     Inventories consist of the following:

                                                March 31,           December 31,
                                                  2000                  1999
                                               -----------          -----------
                                               (Unaudited)
   Raw materials .....................         $   377,000          $ 1,728,000
   Work-in-progress ..................             680,000            1,057,000
   Finished goods ....................                --                   --
   Obsolescence reserve ..............            (199,000)            (467,000)
                                               -----------          -----------
                                               $   858,000          $ 2,318,000
                                               ===========          ===========

                                 MELTRONIX, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

NOTE 3 - EFFECTS OF INCOME TAXES

     The Company has not recorded provisions for any income taxes for the three months ended March 31, 2000, since the Company's operations have generated operating losses for both financial reporting and income tax purposes. A 100% valuation allowance has been provided on the total deferred income tax assets as they are not more likely than not to be realized.

     The Company believes that it has incurred an ownership change pursuant to
Section 382 of the Internal Revenue Code and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carryforwards in current and subsequent periods will be subject to annual limitations.


NOTE 4 - NET INCOME (LOSS) PER SHARE

     The computation of diluted loss per share for both three months ended March 31, 2000 and 1999, excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants and convertible preferred shares because their effect was antidilutive due to losses incurred by the Company.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

     The Company entered into a lease for new manufacturing facilities and corporate offices commencing September 1, 1997, and extending to October 31, 2002. Minimum monthly rental payments of $16,000 began on November 1, 1997, with scheduled annual increases of 6% to 7% per year beginning November 1, 1998. The Company also entered into a professional service agreement in 1998 whereby the Company obtained the use of a piece of test equipment and technical support for such equipment from the service supplier. The agreement provides currently for annual payments of approximately $90,000. The agreement can be amended by the Company contingent upon the Company's need for service and provision of a change order to the service provider.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report contains forward-looking statements concerning the Company's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words "expect", "believe", "will", "may", "should", "project", "estimate", and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including competition, as well as those risks described in the Company's SEC reports, including the Company's Form 10-K filed pursuant to the Securities and Exchange Act of 1934 on April 14, 2000.

     The following discussion and analysis compares the results of operations for the fiscal quarter ended March 31, 2000 and 1999, and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included within this report.

     For the three months ended March 31, 2000, net sales were $3,351,000 as compared to net sales of $1,743,000 for the first quarter of 1999, resulting in increased sales of $1,608,000 or 92%. The increase in net sales is primarily the result of sales to two new customers, Micro Networks and Microsource totalling $768,000 as well as shipments of raw materials to the Company's largest customer, Schlumberger ($940,000). Sales to customers other than Schlumberger were $1,170,000 as compared to $247,000 in 1999, representing an increase of 374%. Sales to Schlumberger comprised 65% and 85% of total net sales for the three months ended March 31, 1999, 2000 and 1999, respectively. Sales to this customer, excluding raw material, declined from $1,496,000 for the first quarter of 1999 to $1,152,000 for the first quarter of 2000, a decrease of $344,000 or 23%. Units shipped to this customer declined by 54%, reflecting lower demand from the customer in the first quarter of 2000 compared to the first quarter of 1999. Revenue in terms of dollars declined by less than revenue in terms of units because of a significant shift in product mix in the first quarter of 2000. Approximately one-half of sales to the Company's principal customer in 1999 were comprised of the repair and upgrade of multi-chip modules (MCMs). This repair activity generates only one-fourth of the dollar revenue as compared to the dollar revenue of newly-built MCMs. Such repair activities comprised only 18% of sales for the first quarter of 2000. The Company continues to focus its sales efforts on customers other than Schlumberger.

     For the three months ended March 31, 2000 backlog was $7,101,000 compared to $3,307,000 for the three months ended March 31, 1999, an increase of 115%. The increase in backlog is due to increased business with customers added as a result of the Company focus on wireless, telecommunications, internet equipment, digital imaging, and other high technology electronic market segments.

     For the three months ended March 31, 2000, the cost of goods sold was $3,315,000 as compared to $1,529,000 for the three months ended March 31, 1999, an increase of 1,786,000 or 117%. The increase in cost of goods sold is due to the increase in sales volume from new customers and includes higher product costs associated with process and product development learning curve experience associated with production ramp up on multiple new products offset by a net reduction in obsolescence reserve on inventory of approximately $120,000. In addition the cost of goods sold includes the value of the $940,000 of raw material sold to Schlumberger at cost.

     Gross profit was $36,000 (1% of net sales) for the first quarter of 2000 as compared to $214,000 (12% of net sales) for the first quarter of 1999. The decrease in gross profit is attributable to initial start up costs associated with multiple new customer development programs and a decrease in sales to Schlumberger, excluding the raw material sale of $940,000 to Schlumberger at cost under the terms of a manufacturing agreement.

     Selling, general and administrative expenses were $802,000 for the first quarter of 2000, representing an increase of $189,000 or 31% from the first quarter of 1999. The increase is due to the Company's investment in marketing and development of new customers as well as restructuring the executive management team for future growth.

     Engineering and product development expenses were $359,000 for the first quarter of 2000, representing an increase of $180,000 or 101% from the corresponding quarter of 1999. The increase is primarily comprised of process and products development costs in 2000 as compared to 1999 that were necessary to bring new technology expertise for BGA, flip chip, fine pitch wire bonding, and other semiconductor interconnect technologies.

     Interest expense was $11,000 for the first quarter of 2000, representing a decrease of $495,000 from the corresponding quarter of 1999. The primary cause of the decrease in interest expense was the conversion of debt into equity in October of 1999.

     The Company has not recorded provisions for any income taxes for the three months ended March 31, 2000, since the Company's operations have generated operating losses for both financial reporting and income tax purposes. A 100% valuation allowance has been provided on the total deferred income tax assets, as they are not more likely than not to be realized.

     The Company believes that it has incurred an ownership change pursuant to
Section 382 of the Internal Revenue Code, and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations.


LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 2000, the Company financed its activities from its operations and through a note payable from one of its directors ($250,000) as well as the issuance of common stock under the employee stock option program ($124,000). During the first three months of 2000, operating activities used $370,000. Investing activities, consisting of the acquisition of fixed assets, used $75,000. The Company's sources of liquidity at March 31, 2000 consist of inventories of $858,000, trade accounts receivable of $2,381,000 and its cash balance of $81,000. The Company has currently established a $500,000 financing relationship using its accounts receivable as collateral. The Company is negotiating equipment financing, a Bank line of credit and equity financing. There can be no assurance that the Company will be successful in any of its financing activities. The Company believes it can fund its ongoing activities from current sales.

FUTURE OPERATING RESULTS

     Customer concentration.  The Company has diversified its customer base
     ----------------------
during the quarter and dependence on sales to one customer, Schlumberger, was reduced to 65% of the Company's net sales in the first quarter of 2000 as compared to 81% for 1999. The Company anticipates that reliance on this customer should continue to diminish in 2000 due to a combination of expected increased sales to other customers and lower sales to Schlumberger.

     New customer development expenses.  The Company experienced increased cost
     ---------------------------------
of goods sold during the quarter as it invested in production startup with new customers. The Company anticipates that forecasted increases in production from these customers will result in increased efficiencies and reduced cost of goods sold in 2000.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

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

     Two of the Company's former consultants and directors, Lewis Solomon and Gary Stein ("Plaintiffs"), filed a lawsuit on December 18, 1998 in the state of New York against the Company and its major customer, Schlumberger. The former consultants' services were terminated in July 1998. Mr. Solomon resigned from the Board of Directors in August 1998; Mr. Stein resigned in December of the same year. Since the filing of this lawsuit, the Company was successful in causing it to be transferred to San Diego, California, which the Company believes will make the Company's defense of this case more convenient and less expensive. In the complaint, Plaintiffs have charged that the Company failed to pay them for alleged consulting services, expense reimbursements and other forms of compensation aggregating $101,250. Further, Plaintiffs allege they were wrongfully terminated as consultants and seek damages to be determined at trial. The Company is currently unable to quantify an amount, if any, that may be payable should the Plaintiffs prevail. The Company believes that Plaintiffs' claims are without merit and will actively and vigorously oppose these allegations. In addition, the Company has made substantial counterclaims against Plaintiffs for damages of $829,020, attorneys' fees and additional damages to be proven at trial. In the counterclaim, the Company alleged that (a) Mr. Solomon and Mr. Stein, as directors, voted to approve an agreement between themselves and the Company which, in addition to director fees already being paid to Mr. Solomon and Mr. Stein, compensated them as consultants; (b) the agreement in question was not approved by a majority of disinterested directors in accordance with California Corporations Code 310(a) ("Section 310"); and (c) the agreement in question was not signed by a Company officer with requisite authority to approve such an agreement. In addition, the Company's counterclaim alleges that in approving the agreement in question, Mr. Solomon and Mr. Stein breached their fiduciary duties and did not provide any services of material benefit to the Company. And finally, the Company alleges in its counterclaim that Mr. Solomon and Mr. Stein, as directors, voted to grant themselves various stock options in violation of Section 301. A court-supervised settlement conference was held in this case in November 1999, but no settlement was reached. The Company will continue in good faith to contest this lawsuit, which appears likely to go to trial sometime in 2001. The Company is unable to estimate the financial statement impact of the lawsuit.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            Reports on Form 8-K.

            None.


            The Exhibits filed as part of this report are listed below.

            Exhibit No.      Description
            ----------       -----------
              27.1           Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MELTRONIX, INC.
                                          ---------------
                                            (Registrant)



Date:    May 15, 2000               By: /s/  Andrew K. Wrobel
         ------------                   -------------------------------------
                                        Andrew K. Wrobel
                                        Chairman of the Board of Directors of
                                        the Company President and Chief
                                        Executive Officer, Director



Date:    May 15, 2000               By: /s/  Randal D. Siville
         ------------                   ------------------------------------
                                        Randal D. Siville
                                        Vice President of Finance, Chief
                                        Financial Officer and Secretary
                                        (Principal Financial and
                                        Accounting Officer)