Form 10-Q
period 2000-06-30
MELTRONIX INC
filed 2000-08-16
CIK 916232

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED           JUNE 30, 2000
                                         --------------------------------


                    COMMISSION FILE NUMBER        0-23562
                                            ------------------

                                 MELTRONIX, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             CALIFORNIA                                94-3142624
------------------------------------    ---------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


  9577 CHESAPEAKE DRIVE, SAN DIEGO, CALIFORNIA             92123
--------------------------------------------------   --------------------
    (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code        (858) 292-7000
                                                     -----------------------



       Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


       Yes   /X/                                  No   / /


         At April 30, 2000, there were outstanding 11,211,344 shares of the Registrant's Common Stock, no par value per share.

================================================================================

INDEX                                                                                    PAGE NO.
-----                                                                                    --------

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Condensed Consolidated Balance Sheets  ..............................     3

                  Condensed Consolidated Statements of Operations  ....................     4

                  Condensed Consolidated Statements of Cash Flows  ....................     5

                  Condensed Consolidated Statement of
                      Changes in Shareholders' Deficit  ...............................     6

                  Notes to Condensed Consolidated Financial Statements  ...............     7

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations  ..................    10


Item 3.           Quantitative and Qualitative Disclosures About Market Risk  .........    13


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings ...................................................    14

Item 2.           Changes in Securities and Use of Proceeds ...........................    15

Item 3.           Defaults upon Senior Securities .....................................    15

Item 4.           Submission of Matters to a Vote of Security Holders .................    15

Item 5.           Other Information ...................................................    15

Item 6.           Exhibits and Reports on Form 8-K ....................................    15


SIGNATURES ............................................................................    16

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                                 MELTRONIX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             JUNE 30,           December 31,
                                                                               2000                 1999
----------------------------------------------------------------------------------------------------------------
ASSETS                                                                     (UNAUDITED)
Current assets:
         Cash                                                         $         266,000     $         335,000
         Accounts receivable, net                                             1,172,000             1,708,000
         Inventories                                                          1,192,000             2,318,000
         Other current assets                                                    22,000                95,000
----------------------------------------------------------------------------------------------------------------
                  TOTAL CURRENT ASSETS                                        2,652,000             4,456,000
Property, plant and equipment, net                                            1,582,000             1,830,000
Note receivable                                                                  10,000                    --
Other non-current assets                                                         18,000                63,000
----------------------------------------------------------------------------------------------------------------
                                                                      $       4,262,000     $       6,349,000
================================================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
         Current portion of long-term debt                            $         612,000     $         279,000
         Accounts payable                                                     3,257,000             2,935,000
         Accrued liabilities                                                  1,045,000               869,000
----------------------------------------------------------------------------------------------------------------
                  TOTAL CURRENT LIABILITIES                                   4,914,000             4,083,000
Long-term payables                                                              175,000             2,133,000
Long-term debt, less current portion                                             36,000                47,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT
         Series A Convertible Preferred stock, no par value                   9,295,000             9,295,000
         Common stock, no par value                                          41,549,000            40,269,000
         Accumulated deficit                                                (51,707,000)          (49,478,000)
----------------------------------------------------------------------------------------------------------------
Total shareholders' deficit                                                    (863,000)               86,000
----------------------------------------------------------------------------------------------------------------
                                                                      $       4,262,000     $       6,349,000
================================================================================================================

    See accompanying notes to condensed consolidated financial statements.

                                 MELTRONIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           Three months ended June 30,                 Six months ended June 30,
                                                  ------------------------------------------  --------------------------------------
                                                           2000                  1999                  2000                 1999
====================================================================================================================================
                                                                              (Restated)                                 (Restated)
Net sales                                              $ 3,376,000           $ 2,182,000          $ 6,726,000           $ 3,924,000
Cost of goods sold                                       2,811,000             1,876,000            6,125,000             3,405,000
------------------------------------------------------------------------------------------------------------------------------------
Gross profit                                               565,000               306,000              601,000               519,000
Selling, general and administrative                      1,036,000               565,000            1,849,000             1,178,000
Engineering and product development                        322,000               166,000              681,000               345,000
------------------------------------------------------------------------------------------------------------------------------------
      Loss from operations                                (793,000)             (425,000)          (1,929,000)           (1,004,000)
Other income (expense):
    Interest expense, net                                 (125,000)             (507,000)            (136,000)           (1,013,000)
    Other income, net                                        4,000                90,000                3,000                91,000
------------------------------------------------------------------------------------------------------------------------------------
Loss from operations before
    provision for income taxes                            (914,000)             (842,000)          (2,062,000)           (1,926,000)
Provision for income taxes                                       -                     -                    -                     -
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                  (914,000)             (842,000)          (2,062,000)           (1,926,000)
Dividends attributable to Series A
   convertible Preferred Srock                              84,000                     -              167,000                     -
------------------------------------------------------------------------------------------------------------------------------------
Net loss available to
    common shareholders                                 $ (998,000)           $ (842,000)         $(2,229,000)         $ (1,926,000)
====================================================================================================================================
BASIC AND DILUTED LOSS
    PER COMMON SHARE                                    $    (0.09)           $    (0.08)         $     (0.20)         $      (0.18)
====================================================================================================================================

    See accompanying notes to condensed consolidated financial statements.

                                 MELTRONIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                         Six months ended June 30,
                                                                   ---------------------------------------
                                                                        2000                 1999
==========================================================================================================
NET CASH USED BY OPERATING ACTIVITIES:                               $   (867,000)        $   (212,000)

----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of fixed assets                                           (92,000)             (11,000)
----------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                     (92,000)             (11,000)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under debt agreements                                      750,000                   --
    Principal payments on long-term debt
             and promissory notes                                        (234,000)            (106,000)
    Issuance of common stock, net                                         374,000                   --
----------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                          890,000             (106,000)
----------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH                                                      (69,000)            (329,000)
CASH AT  BEGINNING OF PERIOD                                              335,000              469,000
----------------------------------------------------------------------------------------------------------
CASH AT  END OF PERIOD                                               $    266,000         $    140,000
==========================================================================================================

    See accompanying notes to condensed consolidated financial statements.

                                 MELTRONIX, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                            IN SHAREHOLDERS' DEFICIT
                                   (unaudited)

                                       Preferred Stock                   Common Stock             Accumulated
                                    Shares          Amount          Shares          Amount          Deficit           Total
                                --------------------------------------------------------------------------------------------------
Balance at January 1, 2000            9,362,777      $9,295,000      10,860,223     $40,269,000    $(49,478,000)         $86,000
Common Stock Issued on
   Exercise of Stock Options                 --              --       1,441,380       1,089,000              --        1,089,000
Non-employee stock-based
Compensation                                 --              --              --         191,000              --          191,000
Net (loss)                                   --              --              --              --      (2,229,000)      (2,229,000)
----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000              9,362,777      $9,295,000      12,301,603     $41,549,000    $(51,707,000)       $(863,000)
==================================================================================================================================

    See accompanying notes to condensed consolidated financial statements.

                                 MELTRONIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - COMPANY OVERVIEW AND BASIS OF PRESENTATION

COMPANY OVERVIEW

         MeltroniX, Inc. and its wholly-owned subsidiaries (collectively, the "Company") provide high density semiconductor interconnect solutions to the OEM electronics marketplace by offering design, volume manufacturing, and testing capabilities. The Company targets high growth industries including Internet equipment, wireless/telecommunication, broadband communication and other electronic systems and integrated circuits (ICs) manufacturers. Headquartered in San Diego, with on-site manufacturing facilities, the Company develops, manufactures, tests and sells OEM microelectronic semiconductor assemblies. Capitalizing on what it believes are overall industry trends to outsource design and manufacturing of electronic systems and integrated circuits, the Company offers both turnkey manufacturing and kitted subassembly services featuring value added semiconductor interconnect design and test capabilities in addition to contract assembly. MeltroniX was incorporated in California in 1984.

BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements and related notes as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim period. The results of operations for the three and six month periods ended June 30, 2000 is not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 1999 in the Company's Annual Report on Form 10-K. Readers of this Quarterly Report on Form 10-Q are strongly encouraged to review the Company's Annual Report on Form 10-K.

NOTE 2 - INVENTORIES

     Inventories consist of the following:

                                                       JUNE 30, 2000               December 31, 1999
                                               ---------------------------- ----------------------------
                                                       (UNAUDITED)
           Raw materials ......................    $         760,000            $         1,728,000
           Work-in-progress ...................              578,000                      1,057,000
           Finished goods .....................                 -                             -
           Obsolescence reserve ...............             (146,000)                      (467,000)
                                               ---------------------------- ----------------------------

                                                   $       1,192,000            $         2,318,000
                                               ============================ ============================

NOTE 3 - EFFECTS OF INCOME TAXES

    The Company has not recorded provisions for any income taxes for the three and six months ended June 30, 2000, since the Company's operations have generated operating losses for both financial reporting and income tax purposes. A 100% valuation allowance has been provided on the total deferred income tax assets as they are not more likely than not to be realized.

    The Company believes that it has incurred an ownership change pursuant to
Section 382 of the Internal Revenue Code and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carryforwards in current and subsequent periods will be subject to annual limitations.

NOTE 4 - NET INCOME (LOSS) PER SHARE

    The computation of diluted loss per share for both three and six months ended June 30, 2000 and 1999, excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants and convertible preferred shares because their effect was antidilutive due to losses incurred by the Company.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

    The Company entered into a lease for new manufacturing facilities and corporate offices commencing September 1, 1997, and extending to October 31, 2002. Minimum monthly rental payments of $16,000 began on November 1, 1997, with scheduled annual increases of 6% to 7% per year beginning November 1, 1998.

NOTE 6 - RELATED PARTY TRANSACTIONS

    During the six months ended June 30, 2000, the Company financed its operations through a note payable from one of its directors ($250,000) which was converted to shares of common stock as well as the issuance of common stock under the employee stock option program ($124,000).

    In June 2000 Transpac Capital Pte Ltd and FI Financial (James T. Waring, Director) loaned the Company $250,000 each in exchange for a six month note with a 9% interest rate. No payments are due on the notes until the end of six months. In consideration of each loan 250,000 warrants were issued with an aggregate fair value of $353,990 and an exercise price of $1.375. The compensation cost associated with these warrants will be amortized over the term of the loans.

NOTE 7 - SUBSEQUENT EVENTS

    In July 2000 the Company issued a private placement receiving approximately $0.5 million in exchange for 342,333 shares and 171,165 warrants with an exercise price of $1.50.

    The Company entered into a $1.5 million Accounts Receivable Financing Agreement with Silicon Valley Bank on July 18, 2000. The Company is in violation of a financial covenant which requires profitability of one dollar for each quarter. The Company has requested a waiver from the bank and is expecting that it will be approved.

     In consideration of the loan, 60,000 warrants were issued with an exercise price of $1.50 per share.

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

    The following discussion and analysis compares the results of operations for the three and six month periods ended June 30, 2000 and 1999, and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included within this report.

THREE MONTHS ENDED JUNE 30, 2000

    For the three months ended June 30, 2000, net sales were $3,376,000 as compared to net sales of $2,182,000 for the second quarter of 1999, resulting in increased sales of $1,194,000 or 55%. The increase in net sales is primarily the result of sales to two new customers, Micro Networks and Microsource, as well as invoices for prior year's rework of $1,069,000, an unusual and nonrecurring billing to the Company's largest customer, Schlumberger. The Company continues to focus its sales efforts on customers other than Schlumberger.

    The backlog at June 30, 2000 was $13.7 million compared to $3.3 million at June 30, 1999, an increase of 315%. The increase in backlog is due to increased business with customers added as a result of the Company focus on wireless, telecommunications, internet equipment, digital imaging, and other high technology electronic market segments.

    For the three months ended June 30, 2000, the cost of goods sold was $2,811,000 as compared to $1,876,000 for the three months ended June 30, 1999, an increase of $935,000 or 50%. The increase in cost of goods sold is due to the increase in sales volume from new customers and includes higher product costs associated with process and product development learning curve experience associated with production ramp up on multiple new products.

    Gross profit was $565,000 (17% of net sales) for the second quarter of 2000 as compared to $306,000 (14% of net sales) for the second quarter of 1999. The increase in gross profit is attributable to new customers and a lower than normal cost of goods sold for an unusual and nonrecurring billing to Schlumberger for prior year's rework.

    Selling, general and administrative expenses were $1,036,000 for the second quarter of 2000, representing an increase of $471,000 or 83% from the second quarter of 1999. The increase is due to the Company's investment in marketing and development of new customers as well as restructuring the executive management team for future growth. Approximately $120,000 of the increase is noncash compensation expense attributable to the issue of warrants.

    Engineering and product development expenses were $322,000 for the second quarter of 2000, representing an increase of $156,000 or 94% from the second quarter of 1999. The increase is primarily comprised of process and products development costs in 2000 as compared to 1999 that were necessary to bring new technology expertise for BGA, flip chip, fine pitch wire bonding, and other semiconductor interconnect technologies.

    Interest expense was $125,000 for the second quarter of 2000, representing a decrease of $382,000 or 75% from the second quarter of 1999. The primary cause of the decrease in interest expense was the conversion of debt into equity in October of 1999 partially offset by a charge for the issuance of warrants in connection with new notes payable and a beneficial conversion feature.

SIX MONTHS ENDED JUNE 30, 2000

    For the six months ended June 30, 2000, net sales were $6,726,000 as compared to net sales of $3,924,000 for the first half of 1999, resulting in increased sales of $2,802,000 or 71%. The increase in net sales is primarily the result of sales to two new customers, Micro Networks and Microsource, as well as invoices for prior year's rework of $1,069,000, an unusual and nonrecurring billing to the Company's largest customer, Schlumberger and a billing to the same customer for raw material at cost in the amount of $940,000. The Company continues to focus its sales efforts on customers other than Schlumberger.

    For the six months ended June 30, 2000, the cost of goods sold was $6,125,000 as compared to $3,405,000 for the six months ended June 30, 1999, an increase of $2,720,000 or 80%. The increase in cost of goods sold is due to the increase in sales volume from new customers and includes higher product costs associated with process and product development learning curve experience associated with production ramp up on multiple new products. In addition the cost of goods sold includes the value of the $940,000 of raw material sold to Schlumberger at cost and a lower than normal cost of goods sold for an unusual and nonrecurring billing to Schlumberger for prior year's rework.

    Gross profit was $601,000 (9% of net sales) for the first half of 2000 as compared to $519,000 (13% of net sales) for the first half of 1999. The decrease in gross profit is attributable to initial start up costs associated with multiple new customer development programs and a decrease in sales to Schlumberger.

    Selling, general and administrative expenses were $1,849,000 for the first half of 2000, representing an increase of $671,000 or 57% from the first half of 1999. The increase is due to the Company's investment in marketing and development of new customers as well as restructuring the executive management team for future growth. Legal fees for the ongoing suit with prior consultants increased costs by $150,000. The compensation accrued for severance to a former employee under an employment agreement totalled approximately $100,000.

    Engineering and product development expenses were $681,000 for the first half of 2000, representing an increase of $336,000 or 97% from the corresponding period of 1999. The increase is primarily comprised of process and products development costs in 2000 as compared to 1999 that were necessary to bring new technology expertise for BGA, flip chip, fine pitch wire bonding, and other semiconductor interconnect technologies.

    Interest expense was $136,000 for the first half of 2000, representing a decrease of $877,000 or 87% from the corresponding period of 1999. The primary cause of the decrease in interest expense was the conversion of debt into equity in October of 1999 partially offset by a charge for the issuance of warrants in connection with new notes payable and a beneficial conversion feature.

    The Company has not recorded provisions for any income taxes for the six months ended June 30, 2000, since the Company's operations have generated operating losses for both financial reporting and income tax purposes. A 100% valuation allowance has been provided on the total deferred income tax assets, as they are not more likely than not to be realized.

    The Company believes that it has incurred an ownership change pursuant to
Section 382 of the Internal Revenue Code, and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in the Company's operating activities increased from $212,000 during the period ended June 30, 1999 to $867,000 in the same period of 2000, primarily as a result of the loss of $2,229,000 offset by a reduction in inventory of $1,126,000, depreciation expense of $340,000 and an increase in all other accounts of $104,000.

Cash used in the Comany's investing activities increased from $11,000 during the period ended June 30, 1999 to $92,000 in the same period of 2000 due to acquisition of new assets in 2000.

Cash flows from financing activities during six months ended June 30, 2000, totaled $890,000 which funds were largely used to finance operating activities. Cash used in financing activities for the same period in 1999 comprised debt repayments in the amount of $106,000. Cash provided by financing activities in 2000 comprised three notes payable from related parties in the amount of $250,000 per note.

The note for $250,000 issued to James T. Waring, Director, in April 2000, bore a conversion feature and was converted to common stock in June 2000.

In June 2000, Transpac Capital Pte. Ltd., and FI Financial, an entity controlled by James T. Waring, Director loaned the Company $250,000 each in exchange for a six month note bearing interest at 9%. No payments are due on either of the notes until the end of the six month note term. In consideration of each of these loans the lenders were each issued 250,000 warrants with an aggregate fair value of $353,990 and with an exercise price of $1.375. The compensation cost associated with these warrants will be amortized over the term of the loans.

Also in June 2000, two vendors exchanged approximately $495,000 of accounts payable for 330,026 shares of common stock, priced at market value on the date of exchange, together with 171,165 warrants with an exercise price of $1.50 and an aggregate fair value of $117,835.

On July 18, 2000 the Company entered into a $1,500,000 Accounts Receivable Financing Agreement with Silicon Valley Bank. The agreement contains restrictive convenants related to the Company's profitability. The second quarter loss is in violation of the bank's covenant requiring profitability of one dollar for each quarter. The Company has requested a waiver from the bank and is expecting that it will be approved. The Company continues to seek out additional sources of capital to finance its activities. As of June 30, 2000, the Company had a working capital deficiency of $2,437,000, an accumulated stockholders' deficit of $863,000 and $266,000 in cash.

There can be no assurance that the Company will be successful in any of its future financing activities.

FUTURE OPERATING RESULTS

    CUSTOMER CONCENTRATION. The Company has diversified its customer base. Sales to Schlumberger, excluding nonrecurring billing totalling approximately $2 million, was $3.5 million for the first half of 1999 and was $2.2 million for the first half of 2000, a reduction of $1.3 million. The Company anticipates that reliance on this customer should continue to diminish in 2000 due to a combination of expected increased sales to other customers and lower sales to Schlumberger.

    NEW CUSTOMER DEVELOPMENT EXPENSES. The Company experienced a modest improvement in cost of goods sold during the second quarter as it prepared for increased production. The Company anticipates that forecasted increases in production from these customers will result in increased efficiencies and reduced cost of goods sold in the second half of 2000.

                      ITEM 3 - QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

None

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     In May 1995, the United States Environmental Protection Agency ("EPA") issues written notice to all known generators of hazardous waste shipped to a Whittier California treatment facility. The EPAS notice indicated that these generators (including the Company) were potentially the responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). The notice requires all of the generators of this waste to take immediate actions to contain and prevent any further release of hazardous substances at this site. In response to the EPA notice, the Company and approximately 100 of the other named generators provided the necessary funding to effect the removal and destruction of the hazardous wastes stored at this site. At present, the Company believes its percentage of responsibility for this site is less than one half of one percent; and that percentage is expected to decrease substantially as additional generators are determined. In addition, the Company along with other generators have provided certain funding to test the soil and ground-water at this site, which testing is currently ongoing. Although the cost incurred by the Company to date of removing and destroying the hazardous waste stored at this facility was not significant, this effort does not address the cleanup of potential soil and/or ground-water contamination present at this site. Management is unable to estimate the possible cost of this suit at this time, as the cost of clean up has not been determined. There can be no assurance, therefore, that the costs and expenses associated with this action will not increase in the future to a level that would have a material adverse effect upon the Company's business, financial condition, results of operations or cash flows.

     Two of the Company's former consultants and directors, Lewis Solomon and Gary Stein ("Plaintiffs"), filed a lawsuit on December 18, 1998 in the state of New York against the Company and its major customer, Schlumberger. The former consultants' services were terminated in July 1998. Mr. Solomon resigned from the Board of Directors in August 1998. Mr. Stein resigned in December of the same year. Since the filing of this lawsuit, the Company was successful in causing it to be transferred to San Diego, California, which the Company believes will make the Company's defense of this case more convenient and less expensive. In the complaint, Plaintiffs have charged that the Company failed to pay them for alleged consulting services, expense reimbursements and other forms of compensation aggregating $101,250. Further, Plaintiffs allege they were wrongfully terminated as consultants and seek damages to be determined at trial. The Company is currently unable to quantify an amount, if any, that may be payable should the plaintiffs prevail. The Company believes that Plaintiffs' claims are without merit and will actively and vigorously oppose these allegations. In addition, the Company has made substantial counterclaims against plaintiffs for damages of $829,020, attorney's fees and additional damages to be proven at trial. In the counterclaim, the Company alleged that (a) Mr. Solomon and Mr. Stein, as directors, voted to approve an agreement between themselves and the Company which, in addition to director fees already being paid to Mr. Solomon and Mr. Stein, compensated them as consultants; (b) the agreement in question was not approved by a majority of disinterested directors in accordance with California Corporations Code 310 (a) ("Section 310") ; and (c) the agreement in question was not signed by a Company officer with requisite authority to approve such an agreement. In addition, the Company's counterclaim alleges that in approving the agreement in question, Mr. Solomon and Mr. Stein breached their fiduciary duties and did not provide any services of material benefit to the Company. And finally, the Company alleges in its counterclaim that Mr. Solomon and Mr. Stein, as directors, voted to grant themselves various stock options in violation of
Section 310. A court-supervised settlement conference was held in this case in November 1999, but no settlement was reached. The Company will continue in good faith to contest this lawsuit, which appears likely to go to trial sometime in 2001. The Company is unable to estimate the financial statement impact of the lawsuit or its adverse effect upon the Company's business, financial condition, results of operations and cash flow.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            Reports on Form 8-K.

           None.


            The Exhibits filed as part of this report are listed below.

            Exhibit No.    Description
            -----------    ---------------------------------------------------
            27.1           Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  MELTRONIX, INC.
                                                   (Registrant)



Date:    August 15, 2000           By:      /s/  Andrew K. Wrobel
       -----------------------         -----------------------------------------
                                       Andrew K. Wrobel
                                       Chairman of the Board of Directors of the
                                       Company President and Chief Executive
                                       Officer, Director



Date:    August 15, 2000           By:      /s/  Randal D. Siville
       -----------------------         -----------------------------------------
                                       Randal D. Siville
                                       Vice President of Finance,
                                       Chief Financial Officer and Secretary
                                       (Principal Financial and Accounting
                                       Officer)