Form 10-Q
period 2000-09-30
MELTRONIX INC
filed 2000-11-16
CIK 916232

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED         SEPTEMBER 30, 2000
                                        ---------------------------------


                    COMMISSION FILE NUMBER         0-23562
                                            ----------------------

                                 MELTRONIX, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             CALIFORNIA                                  94-3142624
  -------------------------------           ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


  9577 CHESAPEAKE DRIVE, SAN DIEGO, CALIFORNIA                  92123
------------------------------------------------             ----------
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code          (858) 292-7000
                                                     -------------------------



       Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               Yes       /X/                     No          / /


         At September 30, 2000, there were outstanding 12,745,769 shares of the Registrant's Common Stock, no par value per share.

================================================================================


INDEX                                                                                             PAGE NO.
-----                                                                                             --------

PART I                FINANCIAL INFORMATION

Item 1.               Financial Statements:

                      Condensed Consolidated Balance Sheets  ....................................        3

                      Condensed Consolidated Statements of Operations  ..........................        4

                      Condensed Consolidated Statements of Cash Flows  ..........................        5

                      Condensed Consolidated Statement of
                          Changes in Shareholders' Deficit  .....................................        6

                      Notes to Condensed Consolidated Financial Statements  .....................        7

Item 2.               Management's Discussion and Analysis of
                          Financial Condition and Results of Operations  ........................        9


Item 3.               Quantitative and Qualitative Disclosures About Market Risk  ...............       13


PART II               OTHER INFORMATION

Item 1.               Legal Proceedings .........................................................       14

Item 2.               Changes in Securities and Use of Proceeds .................................       15

Item 3.               Defaults upon Senior Securities ...........................................       15

Item 4.               Submission of Matters to a Vote of Security Holders .......................       15

Item 5.               Other Information .........................................................       16

Item 6.               Exhibits and Reports on Form 8-K ..........................................       16


SIGNATURES .....................................................................................        17


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                                 MELTRONIX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                          SEPTEMBER 30,            December 31,
                                                                              2000                     1999
-----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash                                                                $         326,000       $         335,000
    Accounts receivable, net                                                    1,501,000               1,708,000
    Inventories                                                                 1,890,000               2,318,000
    Other current assets                                                           17,000                  95,000
-----------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                                 3,734,000               4,456,000
Property, plant and equipment, net                                              1,418,000               1,830,000
Note receivable                                                                    10,000                      --
Other non-current assets                                                           26,000                  63,000
-----------------------------------------------------------------------------------------------------------------
                                                                        $       5,188,000       $       6,349,000
=================================================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Bank credit line                                                    $         369,000       $              --
    Current portion of long-term debt                                             594,000                 279,000
    Accounts payable                                                            3,802,000               2,935,000
    Accrued liabilities                                                         1,160,000                 869,000
-----------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                            5,925,000               4,083,000
Long-term payables                                                                 76,000               2,133,000
Long-term debt, less current portion                                               30,000                  47,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT
    Series A Convertible Preferred stock, no par value                          9,295,000               9,295,000
    Common stock, no par value                                                 42,493,000              40,269,000
    Accumulated deficit                                                       (52,631,000)            (49,478,000)
-----------------------------------------------------------------------------------------------------------------
Total shareholders' deficit                                                      (843,000)                 86,000
-----------------------------------------------------------------------------------------------------------------
                                                                        $       5,188,000       $       6,349,000
=================================================================================================================


                                 MELTRONIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                             Three months ended September 30,   Nine months ended September 30,
                                                             --------------------------------   -------------------------------
                                                                 2000              1999             2000                 1999
-------------------------------------------------------------------------------------------------------------------------------
Net sales                                                    $ 4,009,000       $ 2,031,000     $ 10,735,000        $  5,955,000

Cost of goods sold                                             3,487,000         1,742,000        9,612,000           5,253,000
--------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                     522,000           289,000        1,123,000             702,000

Selling, general and administrative                              878,000           499,000        2,727,000           1,546,000

Engineering and product development                              262,000           182,000          943,000             552,000
--------------------------------------------------------------------------------------------------------------------------------
   Loss from operations                                         (618,000)         (392,000)      (2,547,000)         (1,396,000)

Other income (expense):

   Interest (expense), net                                      (222,000)         (509,000)        (358,000)         (1,522,000)

   Other income, net                                                   -                 -            3,000              91,000
--------------------------------------------------------------------------------------------------------------------------------
Loss from operations before
   provision for income taxes                                   (840,000)         (901,000)      (2,902,000)         (2,827,000)

Provision for income taxes                                             -                 -                -                   -
--------------------------------------------------------------------------------------------------------------------------------
Net loss                                                        (840,000)         (901,000)      (2,902,000)         (2,827,000)
Dividends attributable to Series A
   Estimated gain on disposal convertible Preferred Stock         84,000                 -          251,000                   -
--------------------------------------------------------------------------------------------------------------------------------
Net loss available to

   common shareholders                                       $  (924,000)      $  (901,000)    $ (3,153,000)       $ (2,827,000)
================================================================================================================================
BASIC AND DILUTED LOSS

   PER COMMON SHARE                                          $     (0.07)      $     (0.08)    $      (0.27)       $      (0.26)
================================================================================================================================


                                 MELTRONIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                               Nine months ended September 30,
                                                                         ---------------------------------------------
                                                                                 2000                   1999
----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:                        $   (1,708,000)        $       14,000

----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of fixed assets                                                (98,000)               (85,000)
----------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                              (98,000)               (85,000)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings under debt agreements                                         1,119,000                     --
        Principal payments on long-term debt
           and promissory notes                                                   (258,000)              (216,000)
        Proceeds from issuance of common stock, net                                936,000                     --
----------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                 1,797,000               (216,000)
----------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH                                                                (9,000)              (287,000)
CASH AT  BEGINNING OF PERIOD                                                       335,000                469,000
----------------------------------------------------------------------------------------------------------------------
CASH AT  END OF PERIOD                                                   $         326,000      $         182,000
======================================================================================================================


                                 MELTRONIX, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                            IN SHAREHOLDERS' DEFICIT
                                   (unaudited)


                                       Preferred Stock                   Common Stock             Accumulated
                                    Shares          Amount          Shares          Amount          Deficit           Total
                                ----------------------------------------------------------------------------------------------
Balance at January 1, 2000        9,362,777      $9,295,000      10,860,223     $40,269,000    $(49,478,000)         $86,000
Common Stock Issued on
   Exercise of Stock Options             --              --       1,001,104         422,000              --          422,000
Non-employee stock-based
   Compensation                          --              --              --         535,000              --          535,000
Debt Converted to Equity                 --              --         542,109         753,000              --          753,000
Private Placement                        --              --         342,333         514,000              --          514,000
Dividends on preferred stock       (251,000)       (251,000)
Net (loss)                               --              --              --              --      (2,902,000)      (2,902,000)

------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000     9,362,777      $9,295,000      12,745,769     $42,493,000    $(52,631,000)       $(843,000)
==============================================================================================================================


                                 MELTRONIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - COMPANY OVERVIEW AND BASIS OF PRESENTATION

COMPANY OVERVIEW

    MeltroniX, Inc. and its wholly-owned subsidiaries (collectively, the "Company") provide high density semiconductor interconnect solutions to the OEM electronics marketplace by offering design, volume manufacturing, and testing capabilities. The Company targets high growth industries including Internet equipment, wireless/telecommunication, broadband communication and other electronic systems and integrated circuits (ICs) manufacturers. Headquartered in San Diego, with on-site manufacturing facilities, the Company develops, manufactures, tests and sells OEM microelectronic semiconductor assemblies. Capitalizing on what it believes are overall industry trends to outsource design and manufacturing of electronic systems and integrated circuits, the Company offers both turnkey manufacturing and kitted subassembly services featuring value added semiconductor interconnect design and test capabilities in addition to contract assembly. MeltroniX, Inc. was incorporated in California in 1984.

BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements and related notes as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim period. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 1999 in the Company's Annual Report on Form 10-K. Readers of this Quarterly Report on Form 10-Q are strongly encouraged to review the Company's Annual Report on Form 10-K.

NOTE 2 - INVENTORIES

     Inventories consist of the following:


                                                              SEPTEMBER 30, 2000            December 31, 1999
                                                              ------------------           -------------------
           Raw materials .................................    $       1,187,000            $         1,728,000
           Work-in-progress ..............................              939,000                      1,057,000
           Obsolescence reserve ..........................             (236,000)                      (467,000)
                                                              ------------------           -------------------

                                                              $       1,890,000            $         2,318,000
                                                              ==================           ===================


                                 MELTRONIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - EFFECTS OF INCOME TAXES

    The Company has not recorded provisions for any income taxes for the three and nine months ended September 30, 2000, since the Company's operations have generated operating losses for both financial reporting and income tax purposes. A 100% valuation allowance has been provided on the total deferred income tax assets as they are not more likely than not to be realized.

    The Company believes that it has incurred an ownership change pursuant to
Section 382 of the Internal Revenue Code and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carry-forwards in current and subsequent periods will be subject to annual limitations.

NOTE 4 - NET INCOME (LOSS) PER SHARE

    The computation of diluted loss per share for both three and nine months ended September 30, 2000 and 1999, excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants and convertible preferred shares because their effect was antidilutive due to losses incurred by the Company.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company entered into a lease for new manufacturing facilities and corporate offices commencing September 1, 1997, and extending to October 31, 2002. Minimum monthly rental payments of $16,000 began on November 1, 1997, with scheduled annual increases of 6% to 7% per year beginning November 1, 1998. The Company also entered into a professional service agreement in September 2000 that allows the Company the use of a piece of test equipment from the service supplier. The agreement provides currently for monthly payments of $15,000 for October, November and December 2000. The agreement can be amended by the Company contingent upon the Company's need for service and provision of a change order to the service provider At September 30, 2000 the Company was not making timely payments to the service supplier.

    On July 25, 2000, the Company entered into a formal payment plan with Schlumberger for the settlement of its old outstanding payables. The agreement calls for 17 equal installments of $29,225 to be paid on the last day of each month commencing August 31, 2000. At September 30, 2000, the Company was not in compliance with the agreement.

    On October 18, 2000 MeltroniX, Inc. was notified by the United States Bankruptcy Court that Lucien A. Morin, II, as Chapter 7 Trustee of H. J. Meyers & Co., Inc. was seeking 1,000,000 common stock purchase warrants with a term of five years from November 19, 1997, an exercise price of $1.00 per share, and has certain registration rights. The Company has responded that H. J. Meyers & Co. failed to fulfill the contract which was cancelled and no warrants are due.

    The Company is in violation of the covenant for quarterly profitability on the $1.5M Bank Credit Line. The Bank is in the process of redrafting the agreement. The Company has requested a waiver for the violated covenants and believes that it will be forthcoming.

    In June of 1999, the Company entered into a capital lease agreement with Asymtec for the acquisition of manufacturing equipment. This agreement expired in June of 2000. The Company did not make all of the monthly payments as required and owed approx. $137,000 on the equipment at September 30, 2000.

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

    The following discussion and analysis compares the results of operations for the three and nine month periods ended September 30, 2000 and 1999, and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included within this report.

THREE MONTHS ENDED SEPTEMBER 30, 2000

    For the three months ended September 30, 2000, net sales were $4.0 million as compared to net sales of $2.0 million for the third quarter of 1999, resulting in increased sales of $2.0 million or 100%. The increase in net sales is primarily the result of sales to two new customers, Micro Networks and Microsource. Sales to Micro Networks and Microsource were ___% and ___%, respectively, of net sales for the three months ended September 30, 2000. Sales to the Company's previously largest customer, Schlumberger, were less than 30% of total sales for the quarter.

    The backlog at September 30, 2000 was $11.8 million compared to $2.5 million at September 30, 1999, an increase of 372%. The increase in backlog is due to an overall expansion of customers and increased business with customers other than Schlumberger added as a result of the Company's focus on wireless, telecommunications, internet equipment, digital imaging, and other high technology electronic market segments. The Company will need to secure additional financing to ensure that it has the inventory, equipment and personnel necessary to fill the existing backlog orders at September 30, 2000.

    For the three months ended September 30, 2000, the cost of goods sold was $3.5 million as compared to $1.7 million for the three months ended September 30, 1999, an increase of $1.8 million or 106%. The increase in cost of goods sold is due to the increase in sales volume from new customers and includes higher product costs associated with process and product development learning curve experience associated with production ramp up on multiple new products.

    Gross profit was $522,000 for the third quarter of 2000 as compared to $289,000 for the third quarter of 1999, an increase of 81%. Gross profit as a percent of sales was 13.0% for the third quarter of 2000 compared to 14.2% for the third quarter of 1999. The decrease in gross profit as a percentage of sales is attributable to costs associated with a change in product mix and expanding production for new customers.

    Selling, general and administrative expenses were $0.9 million for the third quarter of 2000, as compared to $0.5 million for the third quarter of 1999, an increase of 76.0%. The increase is due to the Company's investment in marketing and development of new customers as well as restructuring the executive management team for future growth. A compensation charge for warrants issued accounts for approximately $171,000 of the increase. Such warrant expense is a non-cash charge.

    Engineering and product development expenses were $262,000 for the third quarter of 2000, representing an increase of $80,000 or 44% from the third quarter of 1999. The increase is primarily comprised of an increase in process and products development costs in 2000 as compared to 1999 which were necessary to bring new technology expertise for BGA, flip chip, fine pitch wire bonding, and other semiconductor interconnect technologies, to the Company.

    Interest expense was $222,000 for the third quarter of 2000, representing a decrease of $287,000 or 56% from the third quarter of 1999. The primary cause of the decrease in interest expense was the conversion of debt into equity in October of 1999 partially offset by a charge for the issuance of warrants of approximately $217,000. Such warrant expense is a non-cash charge.

    Dividends attributable to Series A convertible Preferred Stock were $84,000 for the third quarter of 2000. The Series A convertible Preferred Stock was issued in the 4th quarter of 1999 in the conversion of debt to equity.

NINE MONTHS ENDED SEPTEMBER 30, 2000

    For the nine months ended September 30, 2000, net sales were $10.7 million as compared to net sales of $6.0 million for the first nine months of 1999, resulting in increased sales of $4.7 million or 78%. The increase in net sales is primarily the result of sales to two new customers, Micro Networks and Microsource, as well as invoices for rework of $1,069,000 for an unusual and non recurring billing to the Company's largest customer, Schlumberger and a billing to the same customer for raw materials at cost in the amount of $940,000. Sales to Micro Networks and Microsource were ___% and ___%, respectively of net sales for the nine months ended September 30, 2000.

    For the nine months ended September 30, 2000, the cost of goods sold was $9.6 million as compared to $5.3 million for the nine months ended September 30, 1999, an increase of $4.3 million or 81%. The increase in cost of goods sold is due to the increase in sales volume from new customers and includes higher product costs associated with process and product development learning curve experience associated with production ramp up on multiple new products. In addition the cost of goods sold includes the value of the $940,000 of raw material sold to Schlumberger at cost.

    Gross profit increased 57% to $1.1 million (10.5% of net sales) for the first nine months of 2000 from $0.7 million (11.8% of net sales) for the first nine months of 1999. This increase is due to an increase in overall sales. Gross profit as percentage of net sales decreased. This decrease is attributable to initial start up costs associated with multiple new customer development programs, a decrease in sales to Schlumberger, and the raw material sale of $940,000 to Schlumberger at cost under the terms of a manufacturing agreement.

    Selling, general and administrative expenses were $2.7 million for the first nine months of 2000, representing an increase of $1.2 million or 76.4% from the first nine months of 1999. The increase is due to the Company's investment in marketing and development of new customers as well as restructuring the executive management team for future growth. A compensation charge for warrants issued accounts for approximately $288,000 of the increase. Such warrant expense is a non-cash charge.

    Engineering and product development expenses were $0.9 million for the first nine months of 2000, representing an increase of $0.4 million or 70.8% from the corresponding period of 1999. The increase is primarily comprised of an increase in process and products development costs in 2000 as compared to 1999 which were necessary to bring new technology expertise for BGA, flip chip, fine pitch wire bonding, and other semiconductor interconnect technologies, to the Company.

    Interest expense was $0.4 million for the first nine months of 2000, representing a decrease of $1.2 or 76.5%million from the corresponding period of 1999. The primary cause of the decrease in interest expense was the conversion of debt into equity in October of 1999 partially offset by a charge for the issuance of warrants of approximately $246,000. Such warrant expense is a non-cash charge.

    The Company has not recorded provisions for any income taxes for the nine months ended September 30, 2000, since the Company's operations have generated operating losses for both financial reporting and income tax purposes. A 100% valuation allowance has been provided on the total deferred income tax assets, as they are not more likely than not to be realized.

    Dividends attributable to Series A convertible Preferred Stock were $251,000 for the first nine months of 2000. The Series A convertible Preferred Stock was issued in the 4th quarter of 1999 in the conversion of debt to equity.

    The Company believes that it has incurred an ownership change pursuant to
Section 382 of the Internal Revenue Code, and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carry-forwards in subsequent periods will be subject to annual limitations.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in the Company's operating activities increased by $1.7M during the period ended September 30, 2000 compared to the same period in 1999, primarily as a result of the increase in the operating loss of $1.2M over the prior period and the net cash paid for inventories in the amount of approximately $.2M.

Cash used in the Company's investing activities increased from $85,000 during the period ended September 30, 1999 to $98,000 in the same period of 2000 due to acquisition of new software in 2000.

Cash flows from financing activities during nine months ended September 30, 2000, totaled $1,797,000 which funds were largely used to finance operating activities. Cash used in financing activities for the same period in 1999 comprised debt repayments in the amount of $216,000. Cash provided by financing activities in 2000 comprised the following, which are further explained below:
(1) three notes payable from related parties in the amount of $250,000 per note
(2) an accounts receivable financing agreement (3) a private placement which generated $.5M and (4) proceeds on exercise of employee stock options.

A note payable for $250,000 issued to James T. Waring, Director, in April 2000, bore a conversion feature and was converted to common stock in June 2000.

In June 2000, Transpac Capital Pte. Ltd., an existing shareholder and FI Financial, a shareholder and an entity controlled by James T. Waring, Director loaned the Company $250,000 each in exchange for a six month note bearing interest at 9%. No payments are due on either of the notes until the due date on December 14, 2000. The Company does not currently have the cash to pay the principal and interest due on these notes on December 14, 2000. While the Company has discussed payment arrangements with these lenders, no agreements to extend, waive or defer all or any part of the principal or interest due on December 14, 2000 have been made. In consideration of each of these loans the lenders were each issued warrants to purchase 250,000 shares of common stock with an exercise price of $1.344.

Also in June 2000, two vendors exchanged approximately $459,000 of accounts payable for 329,806 shares of common stock, priced at market value on the date of exchange, together with warrants to purchase 164,903 shares of common stock with an exercise price of $1.391.

On July 20, 2000, the Company entered into an Accounts Receivable Financing Agreement with Silicon Valley Bank ("A/R Agreement"). The term of the Agreement is until July 19, 2001, is secured by all of the assets of the Company, and the Company can borrow up to $1,500,000 in total over the term. The Agreement permits the Company to borrow 70% of the amount of qualified accounts receivable which are accepted by the bank. The Agreement originally required the Company to maintain a net profit after taxes of at least $1.00 on a quarterly basis beginning with the quarter ended June 30, 2000. The Company was in violation of this covenant until it signed an Accounts Receivable Financing Modification Agreement on November 14, 2000 ("Modification Agreement"). Under the Modification Agreement the bank waived this default on the profitability covenant and substituted a covenant requiring the Company to maintain a certain EBITA with no greater than a 15% negative variance. The Company paid a $7,500 fee upon signing the Agreement and pays a collateral handling fee based on the balance of the outstanding accounts receivable every month. Approximately $600,000 has been borrowed to date under the Agreement.

In July 2000, the Company issued 342,333 shares under a private placement to accredited investors at a price per share of $1.50, aggregating total proceeds of $.5M. In addition the new shareholders were granted warrants to purchase 171,175 shares of common stock with an exercise price of $1.50 per share.

As a result of its $3,802,000 in accounts payable and other obligations which require significant cash resources, and its net losses for the nine months ended September 30, 2000, the Company has substantial cash requirements for which its existing cash resources including its accounts receivable financing agreement are inadequate.

As of November 15, 2000 the Company does not have sufficient cash to meet its expected payroll obligations of approximately $200,000 due on November 17, 2000, or its other existing obligations. The Company's current cash position is expected to enable it to meet its obligations for several weeks at most. The Company is negotiating with certain customers to obtain payments on outstanding accounts payable, however, it does not currently have any agreements for payments of any of the amounts owed. To manage its cash resources, the Company has negotiated informal oral extended payment arrangements with a number of its vendors with whom it has past due monetary obligations to enable it to defer certain payment obligations over a period of time.

The Company continues to seek out additional sources of capital to finance its activities. The Company does not currently have any contracts or commitments for funding. Financing may not be available on terms and conditions acceptable to the Company, or at all. If the Company can not raise more money, it will have to reduce its capital expenditures, reduce its work force and reduce product development. In addition, if substantial financing is not available, the Company may be required to cease operations. As of September 30, 2000, the Company had a working capital deficiency of $2,191,000, an accumulated stockholders deficit of $843,000 and $326,000 in cash.

There can be no assurance that the Company will be successful in any of its future financing activities.

FUTURE OPERATING RESULTS

    CUSTOMER CONCENTRATION. The Company has diversified its customer base during the quarter and dependence on sales to one customer, Schlumberger, was reduced to 27% of net sales for the third quarter of 2000 as compared to 81% for the comparative period in 1999. The Company anticipates that reliance on this customer should continue to diminish in 2000 due to a combination of expected increased sales to other customers and lower sales to Schlumberger.

    NEW CUSTOMER DEVELOPMENT EXPENSES. The Company experienced a modest improvement in cost of goods sold during the third quarter as it prepared for increased production. The Company anticipates that forecasted increases in production from these customers will result in increased efficiencies and reduced cost of goods sold in the fourth quarter of 2000.

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

     On October 18, 2000 MeltroniX, Inc. was notified by the United States Bankruptcy Court that Lucien A. Morin, II, as Chapter 7 Trustee of H. J. Meyers & Co., Inc. was seeking 1,000,000 common stock purchase warrants with a term of five years from November 19, 1997, an exercise price of $1.00 per share, and has certain registration rights. The Company has responded that H. J. Meyers & Co. failed to fulfill the contract which was cancelled and no warrants are due.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In July 2000, the Company issued 342,333 shares of restricted common stock at a price of $1.50 per share to accredited investors for a total of approximately $500,000. In addition, the investors were granted warrants to purchase a total of 171,175 shares of common stock with an exercise price $1.50 per share. The shares were issued in reliance on the exemptions provided by Section 4(2) and Regulation D of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of stockholders was held on July 26, 2000 at the MeltroniX, Inc. corporate offices. Stockholders of record at the close of business June 8, 2000 were entitled to notice of and to vote in person or by proxy at the annual meeting. At the date of record there were 11,535,668 shares of common stock outstanding each entitled to one vote per share and 9,362,777 shares of preferred stock entitled to two votes per share. The matters presented for vote received the required votes for approval and had the following total, for, against and abstained as noted below.

1. To elect directors for the ensuing year, to serve until the next Annual Meeting of Stockholders and until the successors are elected and have qualified:


                                    Total Shares                     For                  Withheld Authority
                                 Voted           %           Votes           %             Votes          %
Andrew K. Wrobel              15,804,129        52.2%     15,796,659        52.2%              -           0.0%
Abigail A. Barrow             15,804,129        52.2%     15,796,659        52.2%              -           0.0%
Anthony J. A. Bryan           15,804,129        52.2%     15,796,659        52.2%              -           0.0%
Frank Howland                 15,804,129        52.2%     15,796,659        52.2%              -           0.0%



Lin Hong Wong                 15,804,129        52.2%     15,796,659        52.2%              -           0.0%
Waldemar Heeb                 15,804,129        52.2%     15,796,659        52.2%              -           0.0%
James T. Waring, Esq.         15,804,129        52.2%     15,796,659        52.2%              -           0.0%


2. BDO Seidman, LLP ("BDO") was appointed as independent accountants of the Company for the fiscal year ended December 31, 2000 with a vote of 15,798,808 for ratification of appointment.


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


                                                             MELTRONIX, INC.
                                                              (Registrant)



Date:    November 10, 2000               By:      /s/  Andrew K. Wrobel
       ----------------------                ---------------------------------------------------
                                             Andrew K. Wrobel
                                             Chairman of the Board of Directors of the Company
                                             President and Chief Executive Officer, Director



Date:    November 10, 2000               By:      /s/  Randal D. Siville
       ----------------------                ---------------------------------------------------
                                             Randal D. Siville
                                             Vice President of Finance,
                                             Chief Financial Officer and Secretary
                                             (Principal Financial and Accounting Officer)
