Form 10-Q/A
period 2000-09-30
MELTRONIX INC
filed 2000-11-17
CIK 916232

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q/A


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

The Form 10-Q for the quarter ended September 30, 2000, as filed with the Securities and Exchange Commission on November 16, 2000, is hereby amended in its entirety as follows:


The Form 10-Q for the quarter ended September 30, 2000 as filed with the Securities and Exchange Commission on November 16, 2000 was filed by mistake and without the Company's knowledge by the Company's filing agent. This 10-Q is inaccurate and incomplete and was filed without the Company's authorization. All parties are specifically advised not to rely on the information contained in this unauthorized Form 10-Q.

The Company will file the authorized Form 10-Q for the quarter ended September 30, 2000 on Monday, November 20, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                             MELTRONIX, INC.
                                                              (Registrant)



Date:    November 17, 2000               By:      /s/  Andrew K. Wrobel
       ----------------------                ---------------------------------------------------
                                             Andrew K. Wrobel
                                             Chairman of the Board of Directors of the Company
                                             President and Chief Executive Officer, Director



Date:    November 17, 2000               By:      /s/  Randal D. Siville
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
