Form 10-Q/A
period 2000-09-30
MELTRONIX INC
filed 2000-11-20
CIK 916232

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


               Yes       /X/                     No          / /


         At September 30, 2000, there were outstanding 12,745,769 shares of the Registrant's Common Stock, no par value per share.

================================================================================


INDEX                                                                                             PAGE NO.
-----                                                                                             --------

PART I                FINANCIAL INFORMATION

Item 1.               Financial Statements:

                      Condensed Consolidated Balance Sheets  ....................................        3

                      Condensed Consolidated Statements of Operations  ..........................        4

                      Condensed Consolidated Statements of Cash Flows  ..........................        5

                      Condensed Consolidated Statement of
                          Changes in Shareholders' Deficit  .....................................        6

                      Notes to Condensed Consolidated Financial Statements  .....................        7

Item 2.               Management's Discussion and Analysis of
                          Financial Condition and Results of Operations  ........................        9


Item 3.               Quantitative and Qualitative Disclosures About Market Risk  ...............       18


PART II               OTHER INFORMATION

Item 1.               Legal Proceedings .........................................................       19

Item 2.               Changes in Securities and Use of Proceeds .................................       20

Item 3.               Defaults upon Senior Securities ...........................................       20

Item 4.               Submission of Matters to a Vote of Security Holders .......................       20

Item 5.               Other Information .........................................................       21

Item 6.               Exhibits and Reports on Form 8-K ..........................................       21


SIGNATURES .....................................................................................        22


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                                 MELTRONIX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                          SEPTEMBER 30,            December 31,
                                                                              2000                     1999
-----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash                                                                $         326,000       $         335,000
    Accounts receivable, net                                                    1,501,000               1,708,000
    Inventories                                                                 1,890,000               2,318,000
    Other current assets                                                           17,000                  95,000
-----------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                                 3,734,000               4,456,000
Property, plant and equipment, net                                              1,418,000               1,830,000
Note receivable                                                                    10,000                      --
Other non-current assets                                                           26,000                  63,000
-----------------------------------------------------------------------------------------------------------------
                                                                        $       5,188,000       $       6,349,000
=================================================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Bank credit line                                                    $         369,000       $              --
    Current portion of long-term debt                                             594,000                 279,000
    Accounts payable                                                            3,802,000               2,935,000
    Accrued liabilities                                                         1,160,000                 869,000
-----------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                            5,925,000               4,083,000
Long-term payables                                                                 76,000               2,133,000
Long-term debt, less current portion                                               30,000                  47,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
    Series A Convertible Preferred stock, no par value                          9,295,000               9,295,000
    Common stock, no par value                                                 42,493,000              40,269,000
    Accumulated deficit                                                       (52,631,000)            (49,478,000)
-----------------------------------------------------------------------------------------------------------------
Total shareholders' Equity (deficit)                                             (843,000)                 86,000
-----------------------------------------------------------------------------------------------------------------
                                                                        $       5,188,000       $       6,349,000
=================================================================================================================


                                 MELTRONIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                             Three months ended September 30,   Nine months ended September 30,
                                                             --------------------------------   -------------------------------
                                                                 2000              1999             2000                 1999
-------------------------------------------------------------------------------------------------------------------------------
Net sales                                                    $ 4,009,000       $ 2,031,000     $ 10,735,000        $  5,955,000

Cost of goods sold                                             3,487,000         1,585,000        9,612,000           5,096,000
--------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                     522,000           446,000        1,123,000             859,000

Selling, general and administrative                              878,000           692,000        2,727,000           1,739,000

Engineering and product development                              262,000           146,000          943,000             516,000
--------------------------------------------------------------------------------------------------------------------------------
   Loss from operations                                         (618,000)         (392,000)      (2,547,000)         (1,396,000)

Other income (expense):

   Interest (expense), net                                      (222,000)         (509,000)        (358,000)         (1,522,000)

   Other income, net                                                   -                 -            3,000              91,000
--------------------------------------------------------------------------------------------------------------------------------
Loss from operations before
   provision for income taxes                                   (840,000)         (901,000)      (2,902,000)         (2,827,000)

Provision for income taxes                                             -                 -                -                   -
--------------------------------------------------------------------------------------------------------------------------------
Net loss                                                        (840,000)         (901,000)      (2,902,000)         (2,827,000)
Dividends attributable to Series A                                84,000                 -          251,000                   -
--------------------------------------------------------------------------------------------------------------------------------
Net loss available to

   common shareholders                                       $  (924,000)      $  (901,000)    $ (3,153,000)       $ (2,827,000)
================================================================================================================================
BASIC AND DILUTED LOSS

   PER COMMON SHARE                                          $     (0.07)      $     (0.08)    $      (0.27)       $      (0.26)
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


                                 MELTRONIX, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                        IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   (unaudited)


                                       Preferred Stock                   Common Stock             Accumulated
                                    Shares          Amount          Shares          Amount          Deficit           Total
                                ----------------------------------------------------------------------------------------------
Balance at January 1, 2000        9,362,777      $9,295,000      10,860,223     $40,269,000    $(49,478,000)         $86,000
Common Stock Issued on
   Exercise of Stock Options             --              --       1,001,104         422,000              --          422,000
Non-employee stock-based
   Compensation                          --              --              --         535,000              --          535,000
Debt Converted to Equity                 --              --         542,109         753,000              --          753,000
Private Placement                        --              --         342,333         514,000              --          514,000
Dividends on preferred stock             --              --              --              --        (251,000)        (251,000)
Net (loss)                               --              --              --              --      (2,902,000)      (2,902,000)

------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000     9,362,777      $9,295,000      12,745,769     $42,493,000    $(52,631,000)       $(843,000)
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

BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements and related notes as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim period. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 1999 in the Company's Annual Report on Form 10-K. Readers of this Quarterly Report on Form 10-Q are strongly encouraged to review the Company's Annual Report on Form 10-K. Certain reclassifications have been made to the prior quarters financial statements to be consistent with the current quarter presentation.

NOTE 2 - LIQUIDITY

    During the quarter and nine months ended September 30, 2000, the Company experienced a net loss totaling $924,000 and $3,153,000 respectively and had negative cash flows from operations for the nine months ended September 30, 2000 totaling $1,708,000. In addition, the Company had a working capital deficit totaling $2,191,000, a tangible net worth deficit totaling $843,000 at September 30, 2000 and has not made timely payments and was not in compliance with certain debt, lease and service agreements, see Note 6. The Company must significantly improve its profitability and obtain additional sources of liquidity through debt or equity financing to fund its operations, repay debt now due and debt about to become due and working capital requirements. There can be no assurance that any additional financing will be available to the Company on a timely basis or on acceptable terms or at all. The Company's inability to accomplish these goals will have a materially adverse effect on the Company's business, consolidated financial condition and operations.

NOTE 3 - INVENTORIES

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


NOTE 4 - EFFECTS OF INCOME TAXES

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

NOTE 5 - NET INCOME (LOSS) PER SHARE

    The computation of diluted loss per share for both three and nine months ended September 30, 2000 and 1999, excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants and convertible preferred shares because their effect was antidilutive due to losses incurred by the Company.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company entered into a lease for new manufacturing facilities and corporate offices commencing September 1, 1997, and extending to October 31, 2002. Minimum monthly rental payments of $16,000 began on November 1, 1997, with scheduled annual increases of 6% to 7% per year beginning November 1, 1998. The Company also entered into a professional service agreement in September 2000 that allows the Company the use of a piece of test equipment from the service supplier. The agreement provides currently for monthly payments of $15,000 for October, November and December 2000. The agreement can be amended by the Company contingent upon the Company's need for service and provision of a change order to the service provider. The Company currently owes the service supplier $15,000 which was due November 15, 2000.

    On July 25, 2000, the Company entered into a formal payment plan with Schlumberger for the settlement of its old outstanding payables. The agreement calls for 17 equal installments of $25,317 to be paid on the last day of each month commencing August 31, 2000. At September 30, 2000, the Company was not in compliance with the agreement and owed approximately $42,000 in arrears.

    On October 18, 2000 MeltroniX, Inc. was notified by the United States Bankruptcy Court that Lucien A. Morin, II, as Chapter 7 Trustee of H. J. Meyers & Co., Inc. was seeking 1,000,000 common stock purchase warrants with a term of five years from November 19, 1997, an exercise price of $1.00 per share, and has certain registration rights. The Company has responded that H. J. Meyers & Co. failed to fulfill the contract which was cancelled in August 1998 and no warrants are due.

    In June of 1999, the Company entered into a capital lease agreement with Asymtec for the acquisition of manufacturing equipment. This agreement expired in June of 2000. The Company did not make all of the monthly payments as required by the agreement and owed approximately $137,000 on the equipment at September 30, 2000.

    On July 20, 2000, the Company entered into an Accounts Receivable Financing Agreement with Silicon Valley Bank ("Bank Credit Line"). The term of the Agreement is until July 19, 2001, is secured by all of the assets of the Company, and the Company can borrow up to $1,500,000 in total over the term. In consideration of the loan, 60,000 warrants were issued to Silicon Valley Bank with an exercise price of $1.50 per share. The Agreement permits the Company to borrow 70% of the amount of qualified accounts receivable which are accepted by the bank. The Agreement originally required the Company to maintain a net profit after taxes of at least $1.00 on a quarterly basis beginning with the quarter ended June 30, 2000. The Company was in violation of this covenant until it signed an Accounts Receivable Financing Modification Agreement on November 14, 2000 ("Modification Agreement"). Under the Modification Agreement the bank waived this default on the profitability covenant and substituted a covenant requiring the Company to maintain a certain EBITDA with no greater than a 15% negative variance. The Company pursuant to the Modification Agreement, issued an additional 60,000 warrants to Silicon Valley Bank with an exercise price of $1.50 per share and pays a collateral handling fee based on the balance of the outstanding accounts receivable every month. Approximately $600,000, the maximum amount available, has been borrowed to date under the Agreement.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000

    For the three months ended September 30, 2000, net sales were $4.0 million as compared to net sales of $2.0 million for the third quarter of 1999, resulting in increased sales of $2.0 million or 100%. The increase in net sales is primarily the result of sales to new customers. One customer was 68% of net sales for the three months ended September 30, 2000. Sales to the Company's previously largest customer, Schlumberger, were less than 30% of total sales for the quarter.

    The backlog at September 30, 2000 was $11.8 million compared to $2.5 million at September 30, 1999, an increase of 372%. The increase in backlog is due to an overall expansion of customers and increased business with customers other than Schlumberger added as a result of the Company's focus on wireless, telecommunications, internet equipment, and other high technology electronic market segments. Approximately 85% of the backlog at September 30, 2000 was attributable to orders from three of the Company's largest customers; Micronetworks (35%), Silicon Film (29%) and Microsource (21%). The Company will need to secure additional financing to ensure that it has the inventory, equipment and personnel necessary to fill the existing backlog orders at September 30, 2000.

    For the three months ended September 30, 2000, the cost of goods sold was $3.5 million as compared to $1.6 million for the three months ended September 30, 1999, an increase of $1.9 million or 120%. The increase in cost of goods sold is due to the increase in sales volume from new customers and includes higher product costs associated with process and product development learning curve experience associated with production ramp up on multiple new products.

    Gross profit was $522,000 for the third quarter of 2000 as compared to $446,000 for the third quarter of 1999, an increase of 17%. Gross profit as a percent of sales was 13.0% for the third quarter of 2000 compared to 22% for the third quarter of 1999. The decrease in gross profit as a percentage of sales is attributable to costs associated with a change in product mix and expanding production for new customers.

    Selling, general and administrative expenses were $0.9 million for the third quarter of 2000, as compared to $0.7 million for the third quarter of 1999, an increase of 26.9%. The increase is due to the Company's investment in marketing and development of new customers as well as restructuring the executive management team for future growth. A compensation charge for warrants issued accounts for approximately $171,000 of the increase. Such warrant expense is a non-cash charge.

    Engineering and product development expenses were $262,000 for the third quarter of 2000, representing an increase of $116,000 or 79.5% from the third quarter of 1999. The increase is primarily comprised of an increase in process and products development costs in 2000 as compared to 1999 which were necessary to bring new technology expertise for BGA, flip chip, fine pitch wire bonding, and other semiconductor interconnect technologies, to the Company.

    Interest expense was $222,000 for the third quarter of 2000, representing a decrease of $287,000 or 56% from the third quarter of 1999. The primary cause of the decrease in interest expense was the conversion of debt into equity in October of 1999 partially offset by a charge for the issuance of warrants in connection with certain notes payable of approximately $217,000. Such warrant expense is a non-cash charge.

    Dividends attributable to Series A convertible Preferred Stock were $84,000 for the third quarter of 2000. The Series A convertible Preferred Stock was issued in the 4th quarter of 1999 in relation to the conversion of debt to equity.

NINE MONTHS ENDED SEPTEMBER 30, 2000

    For the nine months ended September 30, 2000, net sales were $10.7 million as compared to net sales of $6.0 million for the first nine months of 1999, resulting in increased sales of $4.7 million or 78%. The increase in net sales is primarily the result of sales to new customers, as well as invoices for rework of $1,069,000 for an unusual and non recurring billing to the Company's largest customer, Schlumberger and a billing to the same customer for raw materials at cost in the amount of $940,000. Two customers were 32% and 5% of net sales for the nine months ended September 30, 2000.

    For the nine months ended September 30, 2000, the cost of goods sold was $9.6 million as compared to $5.1 million for the nine months ended September 30, 1999, an increase of $4.5 million or 89%. The increase in cost of goods sold is due to the increase in sales volume from new customers and includes higher product costs associated with process and product development learning curve experience associated with production ramp up on multiple new products. In addition, the cost of goods sold includes the value of the $940,000 of raw material sold to Schlumberger at cost.

    Gross profit increased 31% to $1.1 million (10.5% of net sales) for the first nine months of 2000 from $0.9 million (14.4% of net sales) for the first nine months of 1999. This increase is due to an increase in overall sales. Gross profit as a percentage of net sales decreased. This decrease is attributable to initial start up costs associated with multiple new customer development programs, a decrease in sales to Schlumberger, and the raw material sale of $940,000 to Schlumberger at cost under the terms of a manufacturing agreement.

    Selling, general and administrative expenses were $2.7 million for the first nine months of 2000, representing an increase of $1 million or 58% from the first nine months of 1999. The increase is due to the Company's investment in marketing and development of new customers as well as restructuring the executive management team for future growth. A compensation charge for warrants issued accounts for approximately $288,000 of the increase. Such warrant expense is a non-cash charge.

    Engineering and product development expenses were $0.9 million for the first nine months of 2000, representing an increase of $0.4 million or 83% from the corresponding period of 1999. The increase is primarily comprised of an increase in process and products development costs in 2000 as compared to 1999 which were necessary to bring new technology expertise for BGA, flip chip, fine pitch wire bonding, and other semiconductor interconnect technologies, to the Company.

    Interest expense was $0.4 million for the first nine months of 2000, representing a decrease of $1.2 million or 76.5% from the corresponding period of 1999. The primary cause of the decrease in interest expense was the conversion of debt into equity in October of 1999 partially offset by a charge for the issuance of warrants of approximately $246,000. Such warrant expense is a non-cash charge.

    The Company has not recorded provisions for any income taxes for the nine months ended September 30, 2000, since the Company's operations have generated operating losses for both financial reporting and income tax purposes. A 100% valuation allowance has been provided on the total deferred income tax assets, as they are not more likely than not to be realized.

    Dividends attributable to Series A convertible Preferred Stock were $251,000 for the first nine months of 2000. The Series A convertible Preferred Stock was issued in the 4th quarter of 1999 in relation to the conversion of debt to equity.

    The Company believes that it has incurred an ownership change pursuant to
Section 382 of the Internal Revenue Code, and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carry-forwards in subsequent periods will be subject to annual limitations.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in the Company's operating activities increased by $1.7M during the period ended September 30, 2000 compared to the same period in 1999, primarily as a result of the operating loss of $1.2M over the prior period.

Cash used in the Company's investing activities increased from $85,000 during the period ended September 30, 1999 to $98,000 in the same period of 2000 due to acquisition of new software in 2000.

Cash flows from financing activities during nine months ended September 30, 2000, totaled $1,797,000 which funds were largely used to finance operating activities. Cash used in financing activities for the same period in 1999 comprised debt repayments in the amount of $216,000. Cash provided by financing activities in 2000 comprised the following, which are further explained below:
(1) three notes payable from related parties in the amount of $250,000 per note
(2) an accounts receivable financing agreement (3) a private placement which generated $.5M and (4) proceeds on exercise of employee stock options aggregating $.4M.

In June 2000, Transpac Capital Pte. Ltd., an existing shareholder and FI Financial, a shareholder and an entity controlled by James T. Waring, a director loaned the Company $250,000 each in exchange for a six month note bearing interest at 9%. No payments are due on either of the notes until the due date on December 14, 2000. The Company does not currently have the cash to pay the principal and interest due on the Transpac Capital Pte note on December 14, 2000. The Company has discussed payment arrangements with Transpac Capital Pte. and is negotiating an agreement to extend, waive or defer all or any part of the principal or interest due on December 14, 2000. F1 Financial has agreed to extend the due date of its promissory note for six months. In consideration of each of these loans the lenders were each issued warrants to purchase 250,000 shares of common stock with an exercise price of $1.344.

On July 20, 2000, the Company entered into an Accounts Receivable Financing Agreement with Silicon Valley Bank ("Bank Credit Line"). The term of the Agreement is until July 19, 2001, is secured by all of the assets of the Company, and the Company can borrow up to $1,500,000 in total over the term. In consideration of the loan, 60,000 warrants were issued to Silicon Valley Bank with an exercise price of $1.50 per share. The Agreement permits the Company to borrow 70% of the amount of qualified accounts receivable which are accepted by the bank. The Agreement originally required the Company to maintain a net profit after taxes of at least $1.00 on a quarterly basis beginning with the quarter ended June 30, 2000. The Company was in violation of this covenant until it signed an Accounts Receivable Financing Modification Agreement on November 14, 2000 ("Modification Agreement"). Under the Modification Agreement the bank waived this default on the profitability covenant and substituted a covenant requiring the Company to maintain a certain EBITDA with no greater than a 15% negative variance. The Company, pursuant to the Modification Agreement, issued an additional 60,000 warrants to Silicon Valley Bank with an exercise price of $1.50 per share and pays a collateral handling fee based on the balance of the outstanding accounts receivable every month. Approximately $600,000, the maximum amount available, has been borrowed to date under the Agreement.

In July 2000, the Company issued 342,333 shares under a private placement to accredited investors at a price per share of $1.50, aggregating total proceeds of $.5M. In addition the new shareholders were granted warrants to purchase 171,175 shares of common stock with an exercise price of $1.50 per share.

Meltronix has encountered a cash liquidity issues because of significant material issues from all of our major customers. In September, we had die shortages from Schlumberger, MicroSource and MicroNetworks. The material shortages resulted in production shutdowns, which halted invoicing, and without cash reserves MeltroniX encountered a liquidity issue. Those shortages continue today to a lesser degree. In addition, in September, our largest customer changed wafer fab sources and this impacted our manufacturing operations detrimentally. Product shutdowns due to material shortages which the Company believes are common in the industry, IE DIE AND TANTALUM CAPACITORS, have affected MeltroniX and its cash needs. Additional financing is being sought to build a reserve against future material shortages and customer and product diversity are continuing priorities for the management at MeltroniX.

The Company has recently restructured its credit line with Silicon Valley Bank and is working closely with all its suppliers and customers to obtain modified terms during cash flow shortages due to temporary interruptions in cash flow primarily due to industry wide component shortages.

The Company continues to seek out additional sources of capital to finance its activities. Financing may not be available on terms and conditions acceptable to the Company or at all. As of September 30, 2000 the Company had a working capital deficiency of $2,191,000, an accumulated deficit of $843,000 and $326,000 in cash and has not made timely payments to and/or was not in compliance with certain debt, lease and service agreements. See Note 6 to the condensed consolidated financial statements.

There can be no assurance that the Company will be successful in any of its future financing activities.

RISK FACTORS

         The Company's business is subject to numerous risks any one of which, alone or in combination, could have a material adverse effect on future results of operations. Additional risks and uncertainties not presently known to the Company or that it deems immaterial may also affect its business.

         DEPENDENCE ON TWO CUSTOMERS FOR MAJORITY OF REVENUE AND THE COMPANY'S REVENUE MAY DECLINE SIGNIFICANTLY IF EITHER CUSTOMER CANCELS. For the nine months ended September 30, 2000 the Company was dependent on two customers, Micro Networks and Schlumberger, for 32% and 44%, respectively, of its net sales. Accordingly, unless and until the Company diversifies and expands its customer base, its future success will significantly depend upon the timing and size of future purchase orders, if any, from the Company's two largest customers, and in particular:

         -        The product requirements of these customers;

         -        The financial and operational success of these customers; and

         -        The success of these customers' products.

         The loss of any one of the Company's two major customers or the delay of significant orders from such customers, even if only temporary, could, among other things, reduce or delay the Company's recognition of revenues, harm its reputation in the industry, and reduce the Company's ability to accurately predict cash flow, and as a consequence, could materially adversely affect the Company's business, financial condition and results of operations.

         Sales to Schlumberger accounted for 81% of the Company's net sales for the fiscal year ended December 31, 1999. Schlumberger has informed the Company that Schlumberger plans further declines in the purchases it intends to make from the Company during the remainder of 2000 and in 2001.

         THE COMPANY HAS INCURRED LOSSES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000, EXPECTS TO CONTINUE TO INCUR LOSSES THROUGH THE END OF THE FISCAL YEAR AND MAY NOT BE PROFITABLE IN 2001. The Company has incurred a net loss of $3,153,000 for the nine months ended September 30, 2000, does not expect the last quarter of the current fiscal year to be profitable. For the nine months ended September 30, 2000 the Company had negative cash flows from operations of $1,700,000 and a working capital deficit of $2,191,000. The Company will require additional sources of liquidity through debt or equity financing to fund its operations and working capital requirements.

         NEED FOR ADDITIONAL FINANCING. The Company believes that its existing cash resources are sufficient to meet its working capital, capital expenditure and vendor obligations for the next sixty days. The Company will need additional financing after that date to meet its existing need for cash. Additional financing may not be available on acceptable terms, if at all. If adequate funds are not available, the Company may have to reduce its work force, reduce product development, and/or reduce capital expenditures. As of the date hereof, the Company does not have any contracts or commitments for financing.

         DEPENDENCE ON THE CONTINUED GROWTH IN THE WIRELESS TELECOMMUNICATIONS, INTERNET EQUIPMENT AND HIGH BANDWIDTH COMMUNICATIONS MARKETS. The Company's new business strategy is to target the wireless telecommunications, internet equipment and high bandwidth communications industries to sell its chip level integration and interconnect services. These industries have experienced significant growth. If the rate of growth slows or capital investments in one or more of these markets is reduced, or other factors adversely affect these industries, it could materially and adversely affect the business, financial condition, and results of the operations of the Company.

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

         VARIABILITY OF CUSTOMER REQUIREMENTS AND OPERATING RESULTS. Electronics manufacturing service providers must provide increasingly rapid product turnaround for their customers. Customers may cancel their orders, change production quantities, or delay production for a number of reasons. Cancellations, reductions, or delays by a significant customer, or by a group of customers would materially affect the business, financial condition and results of the operations of the Company. Other factors, in addition to the short-term nature of the Company's customer's commitments, may contribute to fluctuations in results of the operations of the Company, including those discussed herein under Risk Factors. The Company makes significant decisions, including the level of business it seeks and accepts, production schedules, component procurement commitments, personnel needs and another resource requirements, based upon the estimates of customer requirements. The short-term nature of the Company's customers' commitments and the possibility of rapid changes in the demand for their products reduce the ability of the Company to estimate accurately future customer requirements. Customers may occasionally require rapid increases in production, which can stress the capacity of the Company and reduce margins. Although the Company has increased its manufacturing capacity, there can be no assurance it will have the capacity to meet the demands of customers. Because many of the costs of the Company are relatively fixed, a reduction in customer demand can adversely affect the gross margins and operating income.

         TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION; UNCERTAINTY OF MARKET ACCEPTANCE AND EMERGING MARKETS. The markets for the Company's products are subject to rapid technological change and new product introductions and enhancements. Customers in the Company's markets require products embodying increasingly advanced electronics interconnection technology. Accordingly, the Company must anticipate changes in technology and define, develop and manufacture or acquire new products that meet its customers' needs on a timely basis. The Company anticipates that technological changes could cause the Company's net sales to decline in the future. There can be no assurance that the Company will be able to identify, develop, manufacture, market, support or acquire new technologies successfully, that any such new technologies will gain market acceptance, or that the Company will be able to respond effectively to technological changes. If the Company is unable for technological or other reasons to develop services in a timely manner in response to changes in technology, the Company's business, financial condition and results of operations will be materially adversely affected. There can be no assurance that the Company will not encounter technical or other difficulties that could in the future delay the introduction of new products or product enhancements. In addition, new product introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's products, which could materially adversely affect the Company's business, financial condition and results of operations.

Even if the Company develops and introduces new products, such products must gain market acceptance and significant sales in order for the Company to achieve its growth objectives. Furthermore, it is essential that the Company develops business relationships with and supply products to customers whose end-user products achieve and sustain market penetration. There can be no assurance that the Company's products will achieve widespread market acceptance or that the Company will successfully develop such customer relationships. Failure by the Company to develop products that gain widespread market acceptance and significant sales or to develop relationships with customers whose end-user products achieve and sustain market penetration will materially adversely affect the Company's business, financial condition and results of operations. The Company's financial performance will depend in significant part on the continued development of new and emerging markets such as the market for single and multiple chipset interconnect solutions. The Company is unable to predict with any certainty any growth rate and potential size of emerging markets. Accordingly, there can be no assurance that emerging markets targeted by the Company will develop or that the Company's products will achieve market acceptance in such markets. The failure of emerging markets targeted by the Company to develop or the failure by the Company's products to achieve acceptance in such markets could materially adversely affect the Company's business, financial condition and results of operations.

         NEW AND EXPANDED PRODUCT LINE COULD CAUSE PROBLEMS MANAGING SUCH GROWTH. Failure to manage expanded products in new industries such as wireless telecommunications, internet equipment and high bandwidth communications could materially adversely affect the business, financial conditions and results of the operations of the Company. The Company's ability to compete effectively and to manage future growth will depend on its ability to implement and improve operating and financial systems on a timely basis for all of its product lines. The Company can give no assurance it will be able to manage its future growth effectively.

         SOLE OR LIMITED SOURCES OF SUPPLY; LIMITED SUPPLY OF CRITICAL COMPONENTS. Certain raw materials essential for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. There are a limited number of qualified suppliers of laminate substrates and die which are of critical importance to the production of the Company's products. The Company has experienced material problems in acquiring sufficient quantities of die during the last quarter, which resulted in production shutdowns. This inadequate supply has had a material adverse impact on the ability to produce and deliver products. In the manufacturing process, the Company may utilize consigned materials supplied by certain of its customers. The Company's reliance on sole or a limited group of suppliers and certain customers for consigned materials involves several risks, including a potential inability to obtain an adequate supply of required materials and reduced control over the price, timely delivery, and quality of raw materials. There can be no assurance that problems with respect to yield and quality of such materials and timeliness of deliveries will not occur. Disruption or termination of these sources could delay shipments of the Company's products and could have a material adverse effect on the Company's business, financial condition and operating results. Such delays could also damage relationships with current and prospective customers, including customers that supply consigned materials.

         HIGHLY COMPETITIVE INDUSTRY; SIGNIFICANT PRICE COMPETITION. The electronic interconnection technology industry is intensely competitive. The Company experiences intense competition worldwide from a number of manufacturers, including MaxtekComponents Corporation, Natel Engineering, VLSI Packaging, Raytheon Electronic Systems, and HEI Inc. The Company faces competition from certain of its customers that have the internal capability to produce products competitive with the Company's products and may face competition from new market entrants in the future. In addition, corporations with which the Company has agreements are conducting independent research and development efforts in areas which are or may be competitive with the Company. The Company expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products which could materially adversely affect the Company's business, financial condition and results of operations.

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

         DISCLOSURES RELATING TO LOW PRICED STOCKS; RESTRICTIONS ON RESALE OF LOW PRICE STOCKS AND ON BROKER-DEAL SALE; POSSIBLE ADVERSE EFFECT OF "PENNY STOCK" RULES ON LIQUIDITY FOR THE COMPANY'S SECURITIES. Since the Company's securities were delisted from the NASDAQ SmallCap Market and the Company has net tangible assets of less than $2,000,000, transactions in the Company's securities are subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses). For transactions covered by this Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. Consequently, this Rule may adversely affect the ability of broker-dealers to sell the Company's securities, and may affect the ability of purchasers of the Company's stock to sell their stock.

         The Commission has adopted regulations which generally define a "penny stock" to be any non-NASDAQ equity security of a small company that has a market price (as therein defined) less than $5.00 per share, or with an exercise price of less than $5.00 per share subject to certain exceptions, and which is not traded on any exchange or quoted on NASDAQ. For any transaction by broker-dealers involving a penny stock (unless exempt), the rules require delivery, prior to a transaction in a penny stock, of a risk disclosure document relating to the penny stock market. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in an account and information on the limited market in penny stocks. These requirements may discourage prospective investors from purchasing the Company's stock.

         VOLATILITY OF STOCK PRICE. The stock market in general has recently experienced extreme price and volume fluctuations, that have affected the market prices of technology companies. The common stock of the Company has experienced significant price fluctuations since the beginning of 2000. Such fluctuations have often been unrelated to or disproportionately impacted by the operating performance of such companies. Factors such as actual or anticipated operating results, announcements of technological innovations, new products or new contracts by the Company, its competitors or their customers, or events affecting other companies in the electronics, wireless communications, internet, or high bandwidth communications industries, and general market conditions may have a significant adverse effect on the market price of the common stock of the Company.

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

     Two of the Company's former consultants and directors, Lewis Solomon and Gary Stein ("Plaintiffs"), filed a lawsuit on December 18, 1998 in the state of New York against the Company and its major customer, Schlumberger. The former consultants' services were terminated in July 1998. Mr. Solomon resigned from the Board of Directors in August 1998. Mr. Stein resigned in December of the same year. Since the filing of this lawsuit, the Company was successful in causing it to be transferred to San Diego, California, which the Company believes will make the Company's defense of this case more convenient and less expensive. In the complaint, Plaintiffs have charged that the Company failed to pay them for alleged consulting services, expense reimbursements and other forms of compensation aggregating $101,250. Further, Plaintiffs allege they were wrongfully terminated as consultants and seek damages to be determined at trial. The Company is currently unable to quantify an amount, if any, that may be payable should the plaintiffs prevail. The Company believes that Plaintiffs' claims are without merit and will actively and vigorously oppose these allegations. In addition, the Company has made substantial counterclaims against plaintiffs for damages of $829,020, attorney's fees and additional damages to be proven at trial. In the counterclaim, the Company alleged that (a) Mr. Solomon and Mr. Stein, as directors, voted to approve an agreement between themselves and the Company which, in addition to director fees already being paid to Mr. Solomon and Mr. Stein, compensated them as consultants; (b) the agreement in question was not approved by a majority of disinterested directors in accordance with California Corporations Code 310 (a) ("Section 310") ; and (c) the agreement in question was not signed by a Company officer with requisite authority to approve such an agreement. In addition, the Company's counterclaim alleges that in approving the agreement in question, Mr. Solomon and Mr. Stein breached their fiduciary duties and did not provide any services of material benefit to the Company. And finally, the Company alleges in its counterclaim that Mr. Solomon and Mr. Stein, as directors, voted to grant themselves various stock options in violation of
Section 310. A court-supervised settlement conference was held in this case in November 1999. On November 14, 2000 the Company was informed that it had won its summary judgment motion against Mr. Stein and Mr. Solomon. The case is now limited to approximately $70,000 in potential damages under the consulting agreement. The Company will continue in good faith to contest this lawsuit, which appears likely to go to trial sometime in 2001.

     On October 18, 2000 MeltroniX, Inc. was notified by the United States Bankruptcy Court that Lucien A. Morin, II, as Chapter 7 Trustee of H. J. Meyers & Co., Inc. was seeking 1,000,000 common stock purchase warrants with a term of five years from November 19, 1997, an exercise price of $1.00 per share, and has certain registration rights. The Company has responded that H. J. Meyers & Co. failed to fulfill the contract which was cancelled in August 1998 and no warrants are due.

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



Date:    November 19, 2000               By:      /s/  Andrew K. Wrobel
       ----------------------                ---------------------------------------------------
                                             Andrew K. Wrobel
                                             Chairman of the Board of Directors of the Company
                                             President and Chief Executive Officer, Director



Date:    November 19, 2000               By:      /s/  Randal D. Siville
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
