Form 10-K
period 2000-12-31
MELTRONIX INC
filed 2001-04-17
CIK 916232

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                   DECEMBER 31, 2000
                          ------------------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________________ to _______________________

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 31, 2001 was approximately $2,963,000 (based upon the closing price for shares of the Registrant's Common Stock as quoted by the OTC Bulletin Board for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         On March 31, 2001, 16,967,001 shares of the Registrant's Common Stock, no par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

  Portions of the Registrant's Definitive Proxy Statement for the Registrant's
    Annual Meeting to be filed with the SEC on or before April 30, 2001, are incorporated by reference into Part III of this Report on Form 10-K.

================================================================================

                                     PART I
                                     ------

ITEM 1.  BUSINESS

         THIS DOCUMENT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AS SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS DOCUMENT, INCLUDING WITHOUT LIMITATION, THE STATEMENTS UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "LIQUIDITY AND CAPITAL RESOURCES" REGARDING THE COMPANY'S STRATEGIES, PLANS, OBJECTIVES, EXPECTATIONS, AND FUTURE OPERATING RESULTS ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE AT THIS TIME, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. ACTUAL RESULTS COULD DIFFER MATERIALLY BASED UPON A NUMBER OF FACTORS INCLUDING, BUT NOT LIMITED TO, LEVERAGE AND DEBT SERVICE, OUR RELIANCE ON A SMALL NUMBER OF CUSTOMERS, DEPENDENCE ON CONTINUED GROWTH IN WIRELESS TELECOMMUNICATIONS, INTERNET EQUIPMENT AND HIGH BANDWIDTH COMMUNICATION MARKETS, VARIABILITY OF CUSTOMER REQUIREMENTS, TECHNOLOGICAL CHANGE, LIMITED SOURCES OF SUPPLY, DEPENDENCE ON KEY PERSONNEL, COMPETITION, GOVERNMENT REGULATIONS, EXPANSION OF OPERATIONS, LIMITED PUBLIC MARKET AND LIQUIDITY, SHARES ELIGIBLE FOR FUTURE SALE, IMPACT OF ANTI-TAKEOVER MEASURES, THE COMPANY'S COMMON STOCK BEING SUBJECT TO PENNY STOCK REGULATION AND OTHER RISKS DETAILED IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS. STATEMENTS MADE HEREIN ARE AS OF THE DATE OF THIS FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("COMMISSION"). THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE THE CONTENTS OF THE STATEMENTS SUBSEQUENT TO THE FILING OF THE FORM 10-K, EXCEPT AS MAY BE REQUIRED BY LAW.

         MeltroniX, Inc. and its wholly-owned subsidiaries (MeltroniX Solutions, Inc. and Microelectronic Packaging of America, Inc.) (collectively, the "Company") provide semiconductor interconnect solutions to the Advanced Electronic Manufacturing Services (AEMS) marketplace by providing design, volume manufacturing, and testing capabilities. The Company targets high growth industries including Internet equipment, wireless/telecommunication, broadband communication and other electronic systems and integrated circuits (ICs) manufacturers. Headquartered in San Diego, with on-site manufacturing facilities, the Company develops, manufactures, tests, and sells OEM microelectronic semiconductor assemblies. Capitalizing on what it believes are overall industry trends to outsource manufacturing of electronic systems and integrated circuits, the Company offers both turnkey manufacturing and kitted subassembly services featuring value added interconnect design and test capabilities in addition to contract assembly. MeltroniX was incorporated in California in 1984.

         The Company made a strategic change in its approach to the market by expanding its current service business by adding proprietary products utilizing the company's capabilities already in place.

         US SEMICONDUCTOR. In February 2001, the Company executed a letter of intent with United States Semiconductor Corporation ("USSC") for a proposed transaction, which, if consummated, would provide that USSC will (i) grant the Company an exclusive, non transferable license for the use of USSC's technology in exchange for a percentage to be determined of the Company's common stock, and
(ii) purchase a percentage yet to be determined of the common stock of the Company. The expenses to further develop the technology to a commercially feasible and manufacturable level are to be born by USSC. Once established, the Company is to manufacture the developed products and, upon sale, will be obligated to pay USSC a royalty, the amount of which has yet to be agreed upon. To date, the Company had received an advance of $200,000 from USSC. Management is continuing its discussion with USSC in anticipation of executing a definitive agreement. The consummation of the transactions contemplated by the letter of intent are subject to a number of conditions that are outside the control of the Company and, therefore, there is no assurance that such transactions will be successfully completed.

         WIDCOMM, INC. The Company has signed a Memorandum of Understanding
(MOU) with WIDCOMM, Inc., a world leader in Bluetooth networking solutions, that forms the basis of an agreement for WIDCOMM to license its Bluetooth protocol stack to MeltroniX. The Company is planning to incorporate WIDCOMM's Bluetooth technology into its high-density semiconductor interconnect solutions for distribution to its customers in the wireless/internet, telecommunication, high band width networks and medical markets. WIDCOMM's Bluetooth protocol software was the world's first Bluetooth Qualification Body (BQB) certified product.

         The Company believes there is a growing need for single and multiple chipset interconnect solutions because of the faster time to market, lower development costs, and ultimately lower system costs that the Company offers compared to very large scale single ASIC-based (application-specific integrated circuit) designs offered by others. The Company differentiates itself from Electronic Manufacturing Services (EMS) competitors by providing sophisticated design and manufacturing skills required to effectively implement high-density single and multiple chip-level integration solutions. The Company's strategy is based upon forming long term partnerships with its customers by providing innovative high density interconnect solutions, custom design support, comprehensive manufacturing and testing services for the reliable volume production of new broadband wireless and land-based electronic systems.

INDUSTRY OVERVIEW

         General industry trends to outsource manufacturing services have exceeded the growth rates for the actual markets served. The Company believes that the outsourcing trends will continue for the foreseeable future and thus it views the business opportunities available to it to be large and growing although there can be no assurance the business opportunities will continue in such a manner. The Company is focusing on the specific market segments that it believes offer superior growth potential. Specifically, the Company is targeting wireless Internet, Internet and telecommunication infrastructure equipment makers, as well as other industries where semiconductor interconnect technologies demand specialized expertise.

INTERNET, WIRELESS AND HIGH BANDWIDTH COMMUNICATIONS

         Over the past half-decade, the global growth of the Internet along with new bandwidth consuming voice, data and video applications are driving an escalation of higher performance demands from worldwide network infrastructures. While network backbones are being pushed toward terabit traffic levels, end users are also turning to broadband connectivity with alternatives such as cable modems and Digital Subscriber Line ("DSL") services to bring higher performance directly to their desktops and computers. Similarly the growth of wireless communications infrastructures is greatly expanding applications for seamless delivery of voice, video and data to mobile users in virtually any location. To a great extent, the Company believes this unprecedented communications revolution is being built upon the bedrock of new chip-level integration and interconnection technologies that allow for greater circuit densities, higher operating frequencies, more mobility, and improved ruggedness and reliability.

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

         The Company made a strategic change in its approach to the market by expanding its current service business by adding proprietary products utilizing the company's capabilities already in place.

         US SEMICONDUCTOR. In February 2001, the Company executed a letter of intent with United States Semiconductor Corporation ("USSC") for a proposed transaction, which, if consummated, would provide that USSC will (i) grant the Company an exclusive, non transferable license for the use of USSC's technology in exchange for a percentage to be determined of the Company's common stock, and
(ii) purchase a percentage yet to be determined of the common stock of the Company. The expenses to further develop the technology to a commercially feasible and manufacturable level are to be born by USSC. Once established, the Company is to manufacture the developed products and, upon sale, will be obligated to pay USSC a royalty, the amount of which has yet to be agreed upon. To date, the Company had received an advance of $200,000 from USSC. Management is continuing its discussion with USSC in anticipation of executing a definitive agreement. The consummation of the transactions contemplated by the letter of intent are subject to a number of conditions that are outside the control of the Company and, therefore, there is no assurance that such transactions will be successfully completed.

         WIDCOMM, INC. The Company has signed a Memorandum of Understanding
(MOU) with WIDCOMM, Inc., a world leader in Bluetooth networking solutions, that forms the basis of an agreement for WIDCOMM to license its Bluetooth protocol stack to MeltroniX. The Company is planning to incorporate WIDCOMM's Bluetooth technology into its high-density semiconductor interconnect solutions for distribution to its customers in the wireless/internet, telecommunication, high band width networks and medical markets. WIDCOMM's Bluetooth protocol software was the world's first Bluetooth Qualification Body (BQB) certified product.

DESIGN, MANUFACTURING AND TESTING CAPABILITIES

         As core competencies in our single and multiple chipset solutions, MeltroniX was one of the first companies to fully develop the production level use of mixed assembly high-speed wire bonding on organic laminate circuit board technologies combining chip-on-board with surface mount and using silicon and galium arsenide semiconductors. In addition, MeltroniX has pioneered and refined the production use of a wide range of semiconductors, substrates, encapsulation and interconnect technologies.

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

         In order to help match the right process technologies with each customer's specific application requirements, the Company also has extensive design experience in:

         o        Thermal design
         o        Digital, analog and mixed signal modules
         o        RF circuitry (to 30+ GHz levels)
         o        Low noise designs
         o        High Speed Digital designs
         o        Test station development

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

         In addition to offering leading edge chip-level interconnection technologies, the Company is proactively organized to foster the consistent responsiveness, flexibility and communications that are essential to creating successful customer-driven relationships. The Company views itself as an extension of its customers' internal resources and formally establishes a Customer Advocacy Team (CAT) made up of cross-functional program management teams as a process for key customers to ensure timely two-way communications of status and responsive resolution of all issues. CAT teams essentially act as cross-functional business units for key customers to effectively bring all of the Company's capabilities to bear as if they were an integral part of the customers' own organizations. The continual focus of the Company is on improving time-to-market and reducing the risk associated with developing new technologies that the Company may be familiar with but its customers are not.

CUSTOMERS, APPLICATIONS AND MARKETS

         Highly visible markets for the Company include the newly targeted segments of wireless/telecommunications, Internet equipment, wireless Internet, and the previously served automated test equipment (ATE), military/aerospace, and medical instrumentation segments. In 1999, the Company significantly sharpened its focus on the newly targeted market segments with the goal of expanding its customer base exclusively in these areas. The Company increased the number of customers in 1999 to 33 from 12 in 1998 and focused on reducing its dependence on its largest customer, Schlumberger. Sales to Schlumberger accounted for 42%, 81%, and 87% of the Company's net sales in 2000, 1999, and 1998 respectively. Based upon the new customers added in 1999, the Company believes it is well positioned to reduce its dependence on a single customer in the year 2001. New customers are in the targeted market segments of telecommunications and/or wireless.

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

         US SEMICONDUCTOR. In February 2001, the Company executed a letter of intent with United States Semiconductor Corporation ("USSC") for a proposed transaction, which, if consummated, would provide that USSC will (i) grant the Company an exclusive, non transferable license for the use of USSC's technology in exchange for a percentage to be determined of the Company's common stock, and
(ii) purchase a percentage yet to be determined of the common stock of the Company. The expenses to further develop the technology to a commercially feasible and manufacturable level are to be born by USSC. Once established, the Company is to manufacture the developed products and, upon sale, will be obligated to pay USSC a royalty, the amount of which has yet to be agreed upon. To date, the Company had received an advance of $200,000 from USSC. Management is continuing its discussion with USSC in anticipation of executing a definitive agreement. The consummation of the transactions contemplated by the letter of intent are subject to a number of conditions that are outside the control of the Company and, therefore, there is no assurance that such transactions will be successfully completed.

         WIDCOMM, INC. The Company has signed a Memorandum of Understanding
(MOU) with WIDCOMM, Inc., a world leader in Bluetooth networking solutions, that forms the basis of an agreement for WIDCOMM to license its Bluetooth protocol stack to MeltroniX. The Company is planning to incorporate WIDCOMM's Bluetooth technology into its high-density semiconductor interconnect solutions for distribution to its customers in the wireless/internet, telecommunication, high band width networks and medical markets. WIDCOMM's Bluetooth protocol software was the world's first Bluetooth Qualification Body (BQB) certified product.

ENGINEERING AND PRODUCT DEVELOPMENT

         The Company provides design, assembly and test services and features engineering and product development as a differentiating service over its competitors. In 1999, the Company purchased equipment and developed technology to offer its customers flip chip, and Ball Grid Array (BGA) solutions that are technologies of choice for wireless, telecommunications and other market segments. The Company works closely with its customers to develop expertise in new electronic assembly and packaging technologies based upon market demand. Primary focus in 1999 was on process engineering for chip-on-board and surface mount technologies including ball grid array and "flip chip" interconnect processes. In addition, the Company invested in flexible substrate and low temperature co-fired ceramic substrate packaging technology, projected to be of increased demand in 2001 for commercial and wireless products. The Company also uses outside services for x-ray, surface analysis and ultrasonic imaging, as well as specialized design such as ASIC design, to supplement its internal capabilities. Engineering and product development expenditures were approximately $1,276,000, $736,000, and $1,060,000 in 2000, 1999 and 1998,
respectively.

         The Company developed nine new products in 2000 that went into production. Developing new products is costly and resulted in additional expenses in 2000 not entirely offset by production revenue. In 2001 production of those newly developed products will result in revenues to the Company. The Company continues to seek new customers and products which will require development costs, but which the Company feels future revenues will offset. The Company also seeks to charge to the customer as much of the development cost as is possible in the negotiations with customers.

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

         The Company maintains a supplier quality program that includes qualification, performance measurement and corrective action requirements. The Company chooses its suppliers based on quality, delivery, service and price. Certain raw materials essential for the manufacture of the Company's products are obtained from sole suppliers or a limited group of suppliers. Due to general industry trends of rapid expansion of demand for certain passive and active components used in wireless, telecommunications and internet equipment markets, the Company seeks to establish and maintain strategic relationships with distributors and manufacturers of such components to insure adequate supplies are available to meet customer needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Sole or Limited Sources of Supply."

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

BACKLOG

         The Company significantly increased its backlog of business during 2000, ending the year 85% higher than in 1999. Backlog as of December 31, 2000 was approximately $6.1 million compared to a December 31, 1999 backlog of approximately $3.3 million. This increase was due primarily to the new customers added during the year.

COMPETITION

         The Company believes that overall global markets for outsourced manufacturing services exceed $100 billion and there are hundreds of companies that serve this EMS marketplace. The top ten competitors in the electronic manufacturing services ("EMS") market represented an aggregate annualized revenue of $33 billion in 2000. These global companies are primarily focused on servicing the needs of the very large international electronics companies that do not require the specialized bare die semiconductor interconnect solutions that the Company provides, thus these are not viewed as direct competition. The Company strives to differentiate itself from other EMS competitors by focusing on flexibility and customer service based upon concurrent engineering to provide design expertise to meet physical size, thermal management, and solve performance issues that may be beyond the internal capabilities of the customer resources.

         In 1999 the Company improved its competitive position with its largest customer, Schlumberger, and actually purchased material from its competitors, Natel Engineering and VLSI Packaging to produce modules based upon orders that had been shifted from these competitors to the Company. In 2000 and the Company expects in 2001 to remain Schlumberger's sole source for the products the Company produces for Schlumberger.

         Competitors include the global multinational companies of Aeroflex, Flextronics, SCI, Sanmina, and others as well as regional and more specialized companies such as HEI, Maxtek, VLSI Packaging, and Natel Engineering. There are also "off shore" competitors such as AMKOR in Korea and Tong Tshing in Taiwan that tend to focus more on industry standard, very high volume packages used by the semiconductor companies.

         For any particular customer, small privately owned local companies offer potential competition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Operations -- Competitive Industry; Price Competition."

INTELLECTUAL PROPERTY RIGHTS

         The Company placed more strategic importance on both patents and developing trade secrets in 2000 than it did in 1999. While the Company believes that the success of its business depends more on the technical competence, creativity and marketing abilities of its employees, rather than on patents, trademarks and other intellectual property rights, it does seek patents as appropriate on inventions resulting from its ongoing engineering and product development activities. In addition, the Company has acquired intellectual property rights through business acquisitions and technology licenses. The Company owns five United States patentS and intends to actively pursue trade secrets and apply for appropriate patents as it develops expertise for flip chip, BGA, and other technologies that offer enabling qualities in the targeted markets of wireless, internet equipment, broadband communication and semiconductor interconnect in general. Two of the companies' patents are no longer effective and the other three expire beginning in February 2002 through July 2010. The Company owns one registered United States trademark. The Company continuously seeks to protect its intellectual property through proper documentation and protective marking of designs and concepts.

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

EMPLOYEES

         As of December 31, 2000, the Company had a total of 99 employees, including 70 engaged in manufacturing, 13 in engineering and product development, and 16 in sales, marketing and administration (including its executive officers). All of the Company's employees are located in the United States. None of the Company's employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

         The Company's executive officers and key employees, and their ages as of March 30, 2001, are:

         Name                         Age            Position
         ----                         ---            --------
         Andrew K. Wrobel             49             Chairman of the Board, President and Chief Executive Officer
         Randal D. Siville            49             Vice President of Finance and Chief Financial Officer
         Dudley E. Westlake           55             Executive Vice President of Operations and Sales

         Andrew K. Wrobel, age 49, has served as the Chairman, President and Chief Executive Officer of the Company since January 1999. Prior to that, Mr. Wrobel was President, Chief Executive Officer and Director of the Company since October 1997. From 1989 to 1997, Mr. Wrobel served as Chairman, President and Chief Executive Officer of GIGATEK Memory Systems, Inc., a manufacturer of computer disk drive back up cartridges. Prior to 1989, Mr. Wrobel was Vice President of Technology for Carlisle Memory Products Group and Vice President of Engineering for Data Electronics, and held various management positions in Marketing and Engineering at Texas Instruments and BASF. Mr. Wrobel holds a Masters degree from the Massachusetts Institute of Technology (MIT).

         Randal D. Siville, CPA, J.D., age 49, joined the Company in April 2000 as Vice President of Finance and Chief Financial Officer. Prior to joining the Company, he was Corporate Controller, Financial Compliance for PriceSmart, Inc. (NASDAQ). From 1995 to 1999, Mr. Siville has held various financial positions responsible for financial reporting and Securities and Exchange Commission filings including Factory 2-U Stores, Inc., Upper Deck and Proxima. Previously he was the Chief Financial Officer for the Greater San Diego Chamber of Commerce. He has additionally held positions of Director of Cost Accounting, plus six years in public accounting. Mr. Siville has over 20 years financial management experience in both public and private sectors. Mr. Siville's experience includes extensive SEC filings and NASDAQ exchange experience. He holds a B.S. degree in Accounting from San Diego State University, Masters of Business Administration and Doctorate of Jurisprudence degrees from National University. Mr. Siville is a Certified Public Accountant.

         Dudley E. Westlake, age 55, was promoted to Executive Vice President of Operations and Sales December 18, 2000. Mr. Westlake joined the Company in April 1998 as Vice President of Sales and Marketing. Prior to joining the Company, he was President and CEO of MSR Development Corporation since 1994. He previously served as Director of Marketing at Iomega Corporation from 1991 to 1994 and has prior sales and marketing experience with Rockwell International Semiconductor Division. Mr. Westlake holds an MBA and a B.S. in Engineering from California State Polytechnic University, Pomona, California.

ITEM 2.  PROPERTIES

         The Company maintains its corporate headquarters in San Diego, California. This leased facility totals approximately 25,000 square feet and is used for corporate administration, design, engineering, manufacturing and sales operations. The Company believes the current facility provides adequate capacity to meet its needs in 2001 including supporting new customers added in 2000 that require BGA, flip chip and other technologies. The Company made modifications and installed equipment in 1999 to support the needs of new customers including in the targeted market segments including wireless, Internet equipment and telecommunications. By amendment in March 2001, the term of the lease on this facility was extended to December 31, 2010 with no options to extend beyond that date. The Company currently pays approximately $20,000 per month with respect to this facility. Lease rates are adjusted each November as per the terms stipulated in the agreement.

ITEM 3.  LEGAL PROCEEDINGS

         In May 1995, the United States Environmental Protection Agency ("EPA") issued written notice to all known generators of hazardous waste shipped to a Whittier, California treatment facility. The EPA notice indicated that these generators (including the Company) were potentially the responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). The notice requires all of the generators of this waste to take immediate actions to contain and prevent any further release of hazardous substances at the site. In response to the EPA notice, the Company and approximately 100 of the other named generators provided the necessary funding to effect the removal and destruction of the hazardous wastes stored at this site. At present, the Company believes its percentage of responsibility for this site is less than one half of one percent; and that percentage is expected to decrease substantially, as additional generators are determined. In addition, the Company along with other named generators has provided certain funding to test the soil and groundwater at this site, which testing is currently ongoing. Although the cost incurred by the Company to date of removing and destroying the hazardous waste stored at this facility was not significant, this effort does not address the cleanup of potential soil and/or ground-water contamination present at this site. Management is unable to estimate the possible cost of this suit at this time, as the cost of clean up has not been determined. There can be no assurance, therefore, that the costs and expenses associated with this action will not increase in the future to a level that would have a material adverse effect upon the Company's business, financial condition, results of operations or cash flows.

         Two of the Company's former consultants and directors, Lewis Solomon and Gary Stein ("Plaintiffs"), filed a lawsuit on December 18, 1998 in the state of New York against the Company and its major customer, Schlumberger. The former consultants' services were terminated in July 1998. Mr. Solomon resigned from the Board of Directors in August 1998; Mr. Stein resigned in December of the same year. Since the filing of this lawsuit, the Company was successful in causing it to be transferred to San Diego, California, which the Company believes will make the Company's defense of this case more convenient and less expensive. In the complaint, Plaintiffs charged that the Company failed to pay them for alleged consulting services, expense reimbursements and other forms of compensation aggregating $101,250. Further, Plaintiffs alleged they were wrongfully terminated as consultants and seek damages to be determined at trial. The Company believed that Plaintiffs' claims were without merit and made substantial counterclaims against Plaintiffs. A court-supervised settlement conference was held in this case in November 1999, but no settlement was reached at that time. In March 2001, the matter was settled whereby the Company agreed to pay $50,000 in the form of 120,482 shares of common stock. The number of shares to be issued was based on the average of the high bid and low ask market price of $.414 per share as of January 10, 2001.

         On October 18, 2000, the Company was notified by the United States Bankruptcy Court that Lucien A. Morin, II, as Chapter 7 Trustee of H. J. Meyers & Co., Inc. is seeking from the Company 1,000,000 common stock purchase warrants with a term of five years from November 19, 1997, an exercise price of $1.00 per share, and certain registration rights, under a contract between the Company and H.J. Meyers & Co. The Company has responded that H. J. Meyers & Co. failed to fulfill its obligations under the contract, which was cancelled in August 1998, and that as a result no warrants are due.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.

         The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol MTNX. The following table sets forth the range of high and low per share bid information, as reported on the OTC Bulletin Board for each quarter for the last two years through December 31, 2000. These over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. On March 30, 2001, the average of the highest and lowest trading price per share was $0.26. On March 30, 2001, the Company had 253 holders of record of its Common Stock and 16,967,001 shares outstanding.

                 QUARTER ENDED                        HIGH          LOW
                 -------------                        ----          ---
                 March 31, 1999                       $0.50        $0.18
                 June 30, 1999                        $0.63        $0.24
                 September 30, 1999                   $0.44        $0.27
                 December 31, 1999                    $1.97        $0.25
                 March 31, 2000                       $8.56        $1.03
                 June 30, 2000                        $4.06        $1.03
                 September 30, 2000                   $2.98        $1.34
                 December 31, 2000                    $1.94        $0.22

         During the past year, the Company did not declare or pay any cash dividends on its Common Stock. The Company currently plans to retain all of its earnings to support the development and expansion of its business and has no present intention of paying any dividends on the Common Stock in the foreseeable future.

--------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

                                                                           FISCAL YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------------------------------------
                                                         2000            1999            1998            1997            1996
                                                    -------------   -------------   -------------   -------------   -------------
                                                              (In thousands, except share and per share amounts)
Consolidated Statements of Operations Data:
Net sales (3) ...................................   $     12,903    $      9,254    $     19,271    $     28,522    $     19,044
Cost of goods sold ..............................         13,673           7,682          14,714          23,352          15,774
                                                    -------------   -------------   -------------   -------------   -------------
Gross profit (loss) .............................           (770)          1,572           4,557           5,170           3,270
Selling, general and administrative .............          4,230           2,145           2,915           4,204           4,353
Engineering and product development .............          1,276             736           1,060             760             666
                                                    -------------   -------------   -------------   -------------   -------------
Income (loss) from operations ...................         (6,276)         (1,309)            582             206          (1,749)
Other income (expense):
      Interest expense ..........................           (679)         (1,617)         (2,269)         (2,535)
                                                                                                                          (3,193)
      Other income ..............................              7              95             179             120              10
                                                    -------------   -------------   -------------   -------------   -------------
Loss from continuing operations
   before income taxes ..........................         (6,948)         (2,831)         (1,508)         (2,209)         (4,932)
Provision for income taxes ......................              2              --             (18)             --              --
                                                    -------------   -------------   -------------   -------------   -------------
Net loss from continuing operations .............         (6,950)         (2,831)         (1,526)         (2,209)         (4,932)
Discontinued operations (2) .....................             --              --          14,188          (7,609)        (36,337)
                                                    -------------   -------------   -------------   -------------   -------------
Net income (loss) after discontinued operations
    before extraordinary gain ...................         (6,950)         (2,831)         12,662          (9,818)        (41,269)
Extraordinary gain (4) ..........................             --          18,757              --              --              --
                                                    -------------   -------------   -------------   -------------   -------------
Net income (loss) ...............................         (6,950)         15,926          12,662          (9,818)        (41,269)
                                                    -------------   -------------   -------------   -------------   -------------
Dividends attributable to Series A Convertible
    Preferred Stock .............................           (334)            (69)             --              --              --
                                                    -------------   -------------   -------------   -------------   -------------
Net income (loss) available to common shareholder
(1)(2) ..........................................   $     (7,284)   $     15,857    $     12,662    $     (9,818)   $    (41,269)
                                                    =============   =============   =============   =============   =============
Earnings per common share:
      Continuing operations .....................   $      (0.61)   $      (0.27)   $      (0.14)   $      (0.21)   $      (0.90)
      Discontinued operations, net of tax .......             --              --            1.31           (0.74)          (6.67)
      Extraordinary item, net of tax ............             --            1.73              --              --              --
                                                    -------------   -------------   -------------   -------------   -------------
      Net income (loss) available to common
      shareholder ...............................   $      (0.61)   $       1.46    $       1.17    $      (0.95)   $      (7.57)
                                                    =============   =============   =============   =============   =============
Weighted average number of shares outstanding         12,028,000      10,857,000      10,818,000      10,361,000       5,445,000
                                                    =============   =============   =============   =============   =============

                                                                                     DECEMBER 31,
                                                    -----------------------------------------------------------------------------
                                                         2000            1999            1998            1997            1996
                                                    -------------   -------------   -------------   -------------   -------------
                                                                                    (In thousands)
Consolidated Balance Sheet Data:
Working capital surplus (deficiency) .........      $     (4,630)   $        373    $    (27,120)   $    (39,406)   $    (29,442)
Total assets .................................             1,978           6,349           6,885           9,911          24,894
Current liabilities ..........................             5,476           4,083          32,028          47,823          50,153
Long-term debt, less current portion .........               524              47              49              69           4,782
Accumulated deficit ..........................           (56,762)        (49,478)        (65,335)        (77,997)        (68,179)
Total shareholders' equity (deficit) .........            (4,022)             86         (25,192)        (37,981)        (30,041)

---------------------------------------------------------------------------------------------------------------------------------

(1) See discussion of effects of income taxes in Note 8 to Notes to Consolidated Financial Statements.
(2) See discussion of discontinued operations in Note 2 to Notes to Consolidated Financial Statements.
(3) 1998 net sales were higher when compared to a pro forma net sales for 1997 of $17,896 after giving effect to a change in operations with respect to sales of products to a customer that included components purchased from that customer.
(4) Extraordinary gain arising from extinguishment of debt in default exchanged for Series A Convertible Preferred Stock in 1999. See Note 2 of Notes to Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statements of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                                                                              YEAR ENDED DECEMBER 31,
                                                                      2000             1999             1998
                                                                   -----------     -----------      -----------
Net sales                                                             100.0%          100.0%           100.0%
Cost of goods sold .........................................          106.0            83.0             76.4
Gross profit  (loss)........................................           (6.0)           17.0             23.6
Selling, general and administrative ........................           32.7            23.1             15.1
Engineering and product development ........................            9.9             8.0              5.5
Income (loss) from operations ..............................          (48.6)          (14.1)             3.0
Other income (expense):
     Interest expense ......................................           (5.3)          (17.5)           (11.8)
     Other income ..........................................             --             1.0              0.9
Income (loss) from continuing operations ...................          (53.9)          (30.6)            (7.9)
Income (loss) from discontinued operations .................             --              --             73.6
Extraordinary gain..........................................             --           202.7               --
Net income (loss) ..........................................          (53.9)          172.1             65.7
Dividend expense ...........................................           (2.6)           (0.7)              --
Net income (loss) available to common shareholders..........          (56.5)          171.4             65.7

YEARS ENDED 2000, 1999 AND 1998

         NET SALES. For the year ended December 31, 2000 ("2000"), net sales were $12,903,000 representing an increase of $3,649,000 or 39% from the net sales for the year ended December 31, 1999 ("1999"). For 1999, net sales were $9,254,000, representing a decrease of $10,017,000 or 52% from net sales of $19,271,000 for the year ended December 31, 1998 ("1998"). The increase in net sales in 2000 from those in 1999 were primarily the result of sales of newly developed products to new customers, primarily Micro Networks Corporation ("Micro Networks"), which accounted for $5,466,000 of the sales in 2000, as well as invoices for rework of $1,069,000 for an unusual and non recurring billing to Schlumberger and a billing to the same customer for raw materials at cost in the amount of $940,000. These two customers, Schlumberger and Micro Networks each represented 42% of net sales for 2000. The decrease in net sales for 1999 is primarily the result of decreased shipments to Schlumberger. Sales to this customer comprised 42%, 81% and 87% for the years ended December 31, 2000, 1999 and 1998, respectively. Sales to Schlumberger were $5,458,000 for 2000, representing a decrease of 27% from the 1999 sales. Sales in 2000 included the rework billings and sale of inventory at cost noted above. Sales to this customer declined from $16,852,000 for 1998 to $7,525,000 for 1999 or 55%.

         COST OF GOODS SOLD. For 2000, cost of goods sold was $13,673,000 representing an increase of $5,991,000 or 78% from cost of goods sold for 1999. The increase in cost of goods sold, and the resulting decline in the Company's gross profit, is due to the increase in sales of newly introduced products in 2000 from new customers and includes higher product costs associated with process and product development learning curve experience associated with production ramp up on multiple new products. In 2000 there were also costs and reserves associated with discontinued products. In addition, the cost of goods sold includes the value of the $940,000 of raw material sold to Schlumberger at cost. For 1999, cost of goods sold were $7,682,000, representing a decrease of $7,032,000 or 48% from cost of goods sold for 1998. The decrease of cost of goods sold in 1999 as compared to 1998 was due primarily to the decrease in sales in the same period. The decrease in revenue in 1999 dollars was comprised of a decrease in units shipped (34% decline in units shipped to Schlumberger, the Company's largest customer at the time) exacerbated by a 33% decrease in the average selling price of a unit shipped in 1999 as compared to 1998. Cost of goods sold as a percentage of revenue increased to 106% in 2000 from 83% in 1999 due to the higher product costs associated with new process and product development for new products. Costs of goods sold increased to 83% in 1999 from 76% in 1998 due to the absorption of fixed manufacturing costs over lower sales revenue. Production in the fourth quarter of 2000 was scaled back to respond to the reduced demand from some customers and to focus on those customers for which management felt gross profit margin was acceptable to continue manufacturing. However, production payroll and semi-fixed costs could not be reduced as quickly thereby contributing to the negative gross profit for the fourth quarter.

         GROSS PROFIT (LOSS). The Company incurred a gross loss for 2000 of $(770,000) a decrease of $2,342,000 or 149% from the gross profit in 1999 as a result of the development and introduction to production of new products. Gross profit for 1999 was $1,572,000, a decrease of $2,985,000 or 66% from 1998. Gross profit for 1999 represents 17% of net sales, as compared to 24% for 1998. The decrease in gross profit for 1999 compared to 1998 was due primarily to the lower sales volume. The decrease in gross profit as a percentage of net sales results from the change in product mix as well as the absorption of fixed manufacturing costs over the lower sales revenue in 1999.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $4,230,000 for 2000, an increase of $2,085,000 or 97% as compared to 1999. Selling, general and administrative expenses were $2,145,000 for 1999, a decrease of $770,000 or 26% as compared to 1998. The increase in expenses for 2000 was primarily due to the Company's investment in marketing and development of new customers as well as restructuring the executive management team for future growth. Charges for warrants and non-employee stock compensation account for approximately $681,000 of the increase. Such warrant expense is a non-cash charge. The increase for 2000 was also due to increased legal fees to successfully complete certain outstanding legal matters. For a discussion of completed legal proceedings see Item 3 - Legal Proceedings. The decreases in expenses for 1999 were primarily the result of lower consulting fees, which had been incurred by the Company in 1998, as well as reductions in staffing commensurate with the lower sales volume activity in 1999.

         ENGINEERING AND PRODUCT DEVELOPMENT. Engineering and product development expenses were $1,276,000 for 2000; an increase of $540,000 or 73% as compared to 1999. Engineering and product development expenses were $736,000 for 1999; a decrease of $324,000 or 31% as compared to 1998. The increase is primarily comprised of an increase in process and products development costs in 2000 as compared to 1999 which were necessary to bring new technology expertise for BGA, flip chip, fine pitch wire bonding, and other semiconductor interconnect technologies, to the Company. The largest component of the decrease in expenses for 1999 as compared to 1998 was from decreased use of outside consultants in 1999 as compared to 1998.

         INTEREST EXPENSE. Interest expense totaled $679,000 for 2000, a decrease of $938,000 or 58% from 1999. Interest expense totaled $1,617,000 for 1999, a decrease of $652,000 or 29% from 1998. The primary cause of the decrease in interest expense for 2000 is due to the lower debt structure after the October 1999 conversion to equity of selected portions of the Company's outstanding debt. Additionally, $620,000 of the 2000 interest expense is non-cash interest resulting from warrants and the beneficial conversion features of certain debt instruments. The primary cause of the decrease in interest expense for 1999 was also the conversion of debt into equity in October of 1999. Interest expense for 1999 and 1998 is primarily comprised of interest on approximately $23.2 million of debt from the Company's discontinued Singapore operations guaranteed by the Company.

         OTHER INCOME. Other income was insignificant at $7,000 for 2000, a decrease of $88,000 or 93% from 1999. Other income was $95,000 for 1999, a decrease of $84,000 or 47% from 1998. Other income for 1998 consists primarily of the settlement of a note receivable, which had been previously written-off.

         EFFECTS OF INCOME TAXES. The Company believes that it has sufficient losses to offset any taxable income that was generated during 2000, 1999 and 1998. However, the Company's use of these losses may result in alternative minimum taxes for Federal income tax purposes. As a result, the Company has recorded a small provision for income taxes.

         The Company believes that it has incurred an ownership change pursuant to Section 382 of the Internal Revenue Code, and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations.

         DISCONTINUED OPERATIONS IN SINGAPORE. In 1998, the Company recorded a gain of $10.2 million to reduce the Current Liabilities of Discontinued Operations in Singapore. This gain resulted from the Company's decision not to consolidate the assets and liabilities of the Company's operations which were not guaranteed by the Company. The discontinued operations are Microelectronic Packaging Singapore (S) Pte. Ltd. ("MPS"), MPM (S), Pte. Ltd., ("MPM"), MPC (S), Pte. Ltd. ("MPC") and Furnace Technology Pte. ("FTECH") ("Singapore Subsidiaries"). In addition, in 1998 the Company recorded a gain of $2.3 million from the reversal of interest and expenses accrued in 1996, a gain of $1.0 million from the sales of MPS buildings, $0.2 million of amortization of deferred revenue, and $0.5 million from the collection of an insurance recovery. Discontinued operations in 1997 consisted of the net operating activities of MPM, MPS, MPC and FTECH. Amounts recorded as estimated losses on disposal of assets of the discontinued operations reflect management's best estimates of the amounts expected to be realized on the sale of the assets associated with these discontinued operations and the expenses to be incurred through the disposal date.

         EXTRAORDINARY GAIN. The extraordinary gain of $18,757,000 recorded in 1999 consists of the gain from the conversion into 9,362,777 shares of Preferred Stock, of all obligations owed by the Company pursuant to guarantees by the Company of certain debt obligations owed by the Company's Singapore subsidiaries. The extinguishment of those debt obligations, offset by the value of the Preferred Stock issued in exchange for the debt, and further reduced by certain expenses associated with the gain, has resulted in the gain. See Note 2 to the Consolidated Financial Statements for a more complete description of the transaction, which resulted in the extraordinary gain.

LIQUIDITY AND CAPITAL RESOURCES

         During 2000, 1999 and 1998, the Company financed its operations from operating cash flow. During 2000, operating activities of continuing operations utilized $691,000, primarily resulting from cash consumed in the operations offset by increases in accounts payable and accrued liabilities. Investing activities, consisting principally of the purchases of fixed assets used $95,000, and financing activities provided $451,000 during 2000 resulting from issuances of common stock of $987,000, offset by net reductions in notes payable of $536,000. During 2000, the Company had additions of liquidity from (i) accounts receivable financing, as discussed below, (ii) short-term notes payable, (iii) exercise of stock options and a private placement.

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the year ended December 31, 2000, the Company experienced a net loss totaling $6,950,000 and had negative cash flows from operations for 2000 totaling $691,000. In addition, the Company had a working capital deficit totaling $4,630,000 and a net shareholders' deficit totaling $4,022,000 at December 31, 2000. Further, the Company has not made timely payments and was not in compliance with certain debt, lease, and service agreements. As a result, the report of the Company's auditors on its financial statements for 2000 contains an assumption and corresponding discussion regarding the Company's ability to continue as a going concern. The Company must improve its profitability and obtain additional sources of liquidity through debt or equity financing to fund its operations, repay debt currently due and debt about to become due as well as its general working capital requirements. Management is currently monitoring its expenses in an effort to improve the effectiveness and efficiency of its available resources to assist in improving its profitability. Management is also currently exploring various debt and equity funding sources including and in addition to those with La Jolla Cove Investors, Inc. and United States Semiconductor Corporation, as described below, which have occurred subsequent to December 31, 2000. There can be no assurance that any additional financing will be available to the Company on a timely basis or on acceptable terms or at all. The Company's inability to accomplish these goals will have a materially adverse effect on the Company's business, consolidated financial condition and operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company's inventories declined by $1,900,000 or 82% at December 31, 2000 as compared to December 31, 1999. This decline is due to reductions of inventory held on-hand for the Schlumberger account. Accounts payable decreased by $30,000 or 1% as compared to 1999, which is net of the conversion of approximately $681,000 of vendor account balances into common stock and debt arrangements.

         In July 2000, the Company entered into an Accounts Receivable Financing Agreement with Silicon Valley Bank ("Bank Credit Line") through July 19, 2001. The Agreement is secured by all of the assets of the Company, and the Company can borrow up to $1,500,000 in total over the term. In consideration of the loan, 60,000 warrants were issued to Silicon Valley Bank with an exercise price of $1.50 per share. The Agreement permits the Company to borrow 70% of the amount of qualified accounts receivable which are accepted by the bank. The Agreement originally required the Company to maintain a net profit after taxes of at least $1.00 on a quarterly basis beginning with the quarter ended June 30, 2000. The Company was in violation of this covenant until it signed an Accounts Receivable Financing Modification Agreement on November 14, 2000 ("Modification Agreement"). Under the Modification Agreement the bank waived this default on the profitability covenant and substituted a covenant requiring the Company to maintain a certain EBITDA with no greater than a 15% negative variance. The Company, pursuant to the Modification Agreement, issued an additional 60,000 warrants to Silicon Valley Bank with an exercise price of $1.50 per share and pays a collateral handling fee based on the balance of the outstanding accounts receivable every month. In December 2000, Silicon Valley Bank notified the Company that it was in default of certain payment provisions. As of December 31, 2000, approximately $626,000 was outstanding under the agreement.

         In January 2001, La Jolla Cove Investors, Inc. ("LJCI") and The Norman Litz IRA, loaned the Company $250,000 each in exchange for a two-year convertible note bearing interest at 10%, payable monthly. The convertible note due to The Norman Litz IRA is secured by the assets of the Company, while the note due to LJCI is personally guaranteed by directors and officer of the Company. The conversion prices of the notes are equal to (a) $.20 per share, if the principal amounts are converted within one-year of the effective date, or
(b) the lesser of $.20 per share or 80% of the lowest market price (as defined) during the 45 days prior to the conversion, if the principal amounts are converted after one-year and prior to maturity. In addition, each of the agreements contains an Additional Stock Purchase Right, whereby, the debt holders can purchase additional shares at the lesser of $.20 per share or 80% of the lowest market price (as defined) during the 45 days prior to note conversion. Under the Additional Stock Purchase Right, the debt holders are limited in the number of additional shares that can be purchased, such that, (a) the additional shares purchased can not exceed 50% of the number of shares initially converted from the loan balance, and (b) the debt holders can not own more than 10%, individually, of the then outstanding shares of Common Stock.

         In February 2001, the Company executed a letter of intent with United States Semiconductor Corporation ("USSC") for a proposed transaction, which, if consummated, would provide that USSC will (i) grant the Company an exclusive, non transferable license for the use of USSC's technology in exchange for a percentage to be determined of the Company's common stock, (ii) purchase a percentage yet to be determined of the common stock of the Company, The expenses to further develop the technology to a commercially feasible and manufacturable level are to be born by USSC. Once established, the Company is to manufacture the developed products and, upon sale, will be obligated to pay USSC a royalty, the amount of which has yet to be agreed upon. To date, the Company had received an aggregate of $200,000 from USSC. Management is continuing its discussion with USSC in anticipation of executing a definitive agreement. The consummation of the transactions contemplated by the letter of intent are subject to a number of conditions that are outside the control of the Company and, therefore, there is no assurance that such transactions will be successfully completed.

         On April 6, 2001, the Company borrowed an additional $200,000 from LJCI under a secured promissory with interest at 9%, due and payable on April 6, 2002 and guaranteed by certain officers/directors of the Company. In connection with the promissory note, the Company is to issue 1,000,000 shares of its common stock as additional consideration for the loan. The Company has further agreed to prepare and file a registration statement within 60 days and use its best efforts to effect such registration statement to register the 1,000,000 shares and those underlying the previously issued convertible note payable.

FUTURE OPERATIONS

         THE COMPANY'S BUSINESS IS SUBJECT TO NUMEROUS RISKS ANYONE OF WHICH, ALONE OR IN COMBINATION, COULD HAVE A MATERIAL ADVERSE EFFECT ON FUTURE RESULTS OF OPERATIONS. SOME OF THESE RISKS ARE:

         CUSTOMER CONCENTRATION. The increase in net sales in 2000 from those in 1999 were primarily the result of sales of new products to new customers and invoices for rework of $1.1 million for an unusual and non recurring billing to Schlumberger and a billing to the same customer for raw materials at cost in the amount of $0.9 million. Two customers, Schlumberger and Micro Networks each represented 42% of net sales for 2000. Sales to one customer, Schlumberger, accounted for 81% of the Company's net sales in 1999. The Company's revenues from Schlumberger decreased from $16.8 million in 1998 to $7.5 million in 1999 to $5.4 million in 2000, primarily due to lower demand from the customer combined with a high level of repair activity, which generated significantly less revenue than would be generated by the sale of a comparable new unit.

         The Company significantly expanded its number of new products to customers in 2000. In prior years, the Company has sold its products to a very limited number of customers. Reductions, cancellations or delays in orders by several of these customers, including reductions due to market, economic or competitive conditions in the semiconductor, personal computer or electronic industries or in other industries that manufacture products utilizing semiconductors or MCMs could materially adversely affect the Company's business, financial condition and results of operations. The Company's ability to increase its sales in the future will depend upon its continuing ability to obtain orders from new customers.

         FUTURE OPERATING RESULTS. The Company's operating results have fluctuated in the past and may continue to fluctuate in the future depending upon a variety of factors, including:

         o        downward pressure in gross margins,

         o        losses due to low shipping volume,

         o delayed market acceptance, if any, of new and enhanced versions of the Company's products,

         o        delays, cancellations or reschedulings of orders,

         o        delays in product development, defects in products,

         o        changes in the length of the design-to-production cycle,

         o relationships with and conditions of customers, subcontractors, and suppliers,

         o        receipt of raw materials, including consigned materials,

         o        customer concentration and

         o        price competition.

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

         DEPENDENCE ON THE CONTINUED GROWTH IN THE WIRELESS TELECOMMUNICATIONS, INTERNET EQUIPMENT AND HIGH BANDWIDTH COMMUNICATIONS MARKETS. The Company's new business strategy is to target the wireless telecommunications, internet equipment and high bandwidth communications industries to sell its chip level integration, interconnect services and developing proprietary products. These industries have experienced dramatic growth. If the rate of growth slows or capital investments in one or more of these markets is reduced, or other factors adversely affect these industries, it could materially affect the business, financial condition, and results of the operations of the Company.

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

         COMPETITIVE INDUSTRY; PRICE COMPETITION. The electronic interconnection technology industry is intensely competitive. The Company experiences intense competition worldwide from a number of manufacturers, including Maxtek Components Corporation, Natel Engineering, VLSI Packaging, Raytheon Electronic Systems, Flextronics, Advanced Packaging Technology of America and HEI Inc. The Company faces competition from certain of its customers that have the internal capability to produce products competitive with the Company's products and may face competition from new market entrants in the future. In addition, corporations with which the Company has agreements are conducting independent research and development efforts in areas that are or may be competitive with the Company. The Company expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products which could materially adversely affect the Company's business, financial condition and results of operations. The Company is also experiencing price competition, which may materially adversely affect the Company's business, financial condition and results of operations. The Company believes that to remain competitive in the future it will need to continue to develop new products and to invest financial resources in new product development. There can be no assurance that such new products will be developed or that sales of such new products will be achieved. There can be no assurance that the Company will be able to compete successfully in the future.

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

         FUTURE CAPITAL NEEDS; NEED FOR ADDITIONAL FINANCING. The Company's future capital requirements will depend upon many factors, including the extent and timing of acceptance of the Company's products in the market, requirements to construct, transition and maintain existing or new manufacturing facilities, commitments to third parties to develop, manufacture, license and sell products, the progress of the Company's research and development efforts, the Company's operating results and the status of competitive products. The Company anticipates that cash on hand and anticipated cash flow from operations will assist in funding its capital needs for 2001. Management is also currently exploring various debt and equity funding sources. There can be no assurance that the Company will be able to obtain such additional financing on terms acceptable to the Company.

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

         NASDAQ LISTING REQUIREMENTS. The Company's Common Stock is trading on the OTC Bulletin Board. The Company may in the future be subject to continuing requirements to be listed on the OTC Bulletin Board. There can be no assurance that the Company could continue to meet such requirements. The price and liquidity of the Company's Common Stock may be materially adversely affected if the Company is unable to meet such requirements in the future. There can be no assurance that the Company will be able to qualify for listing on the NASDAQ National or SmallCap Market.

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

         VOLATILITY OF STOCK PRICE. The stock market in general has recently experienced extreme price and volume fluctuations that have affected the market prices of technology companies. Such fluctuations have often been unrelated to or disproportionately impacted by the operating performance of such companies. Factors such as actual or anticipated operating results, announcements of technological innovations, new products or new contracts by the Company, its competitors or their customers, or events affecting other companies in the electronics, wireless communications, internet, or high bandwidth communications industries, and general market conditions may have a significant effect on the market price of the Common Stock of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has no derivative financial instruments and no assets or indebtedness denominated in foreign currencies.

ITEM 8.  FINANCIAL STATEMENTS

         See Item 14(a) for an index to the financial statements and supplementary financial information that are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On February 6, 2001, the Company's independent accountants, BDO Seidman, LLP, resigned. The Company engaged Haskell & White LLP as its new independent accountants as of February 6, 2001. The Company did not consult with Haskell & White LLP on any matters prior to their retention. The Company's Audit Committee participated in and approved the decision to engage the new independent accountants.

         The reports of BDO Seidman, LLP on the financial statements for the past two fiscal years contain no adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception of the auditors' report covering the Company's financial statements included in the Company's Form 10-K for the year ended December 31, 1998, which contained a modification regarding the Registrant's ability to continue as a going concern.

         In connection with the audits for the two most recent fiscal years, and through February 6, 2001, there have been no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure of the nature presented in Item 304(a)1(iv) of Securities and Exchange Commission Regulation S-K, which disagreements, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused them to make reference thereto in their report on the financial statements for such years.

         During the two most recent fiscal years and through February 6, 2001, there have been no reportable events as defined in Item 304(a)1(v) Regulation S-K of Securities and Exchange Commission.

         The above was reported in a Form 8-K filed on February 12, 2001.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers and employees is included under the caption "Executive Officers" in Part I of the Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is included under the caption "Executive Compensation and Related Information" in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders and will be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will be included under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be included under the caption "Certain Transactions" in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

         (a)      1. Index to Consolidated Financial Statements.

                                                                    FORM 10-K
                                                                   PAGE NUMBER
                                                                   -----------

Reports of Independent Certified Public Accountants...........        F-1

Consolidated Balance Sheets as of
    December 31, 2000 and 1999................................        F-3

Consolidated Statements of Operations
    for the three-year period ended
    December 31, 2000.........................................        F-4

Consolidated Statements of Cash Flows for
    the three-year period ended
    December 31, 2000.........................................        F-5

Consolidated Statements of Shareholders'
    Equity (Deficit) for the three-year period
    ended December 31, 2000...................................        F-6

Notes to Consolidated Financial Statements....................        F-7

         2.  Consolidated Financial Statement Schedule.

         The following financial statement schedule of MeltroniX, Inc. and its subsidiaries is included in this annual report on Form 10-K.

                                                                    FORM 10-K
                                                                   PAGE NUMBER
                                                                   -----------

Reports of Independent Certified Public Accountants on
    Financial Statement Schedule................................      F-23

Schedule II-- Valuation and Qualifying Accounts and
              Reserves for the three years ended
              December 31, 2000.................................      F-25

Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

         (b)      Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter ended December 31, 2000.

         (c)      Exhibits

The following exhibits are referenced or included in this report.

Exhibit        Description
-------        -----------

3.1(13) Amended and Restated Articles of Incorporation of the Company filed March 23, 1998.

3.2(16) Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company. *

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

10.53(14)      Restructuring, Settlement and Mutual Release Agreement between
               ORIX Leasing Singapore Limited and the Company dated April 14,
               1998.10.54(14) Restructuring, Settlement and Mutual Release
               Agreement between Texas Instruments Singapore (Pte.) Ltd. and the
               Company dated April 24, 1998.

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

10.64(15)      Amendment to Restructuring, Settlement and Mutual Release
               Agreement between ORIX easing Singapore Limited and the Company dated August 11, 1998.

10.65(15)      Amendment to Forbearance, Restructure and Mutual Release
               Agreement between Motorola, Inc. and the Company dated November
               5, 1998.

10.66(16)      Amendment to Restructuring, Settlement and Mutual Release
               Agreement between The Development Bank of Singapore Limited and the Company dated November 24, 1998.

10.67(16)      Amendment to the Restructuring, Settlement and Mutual Release
               Agreement between Samsung Corning Co. Ltd. And the Company dated
               November 18, 1998.

10.68(16)      Form of Registration Rights Agreement between the Registrant and each of Transpac Capital Pte. Ltd., Development Bank of
               Singapore, Ltd., Motorola, Inc., NS Electronics Bangkok, Ltd.,
               Texas Instruments, Inc., Samsung Corning Co., Ltd., Orix Leasing
               Singapore, Ltd., effective October 15, 2000. *

10.69(16)      Form of Debt Conversion and Mutual Settlement and Release
               Agreement between the Registrant and each of Transpac Capital
               Pte. Ltd., Development Bank of Singapore, Ltd., Motorola, Inc.,
               NS Electronics Bangkok, Ltd., Texas Instruments, Inc., Samsung
               Corning, Ltd., Orix Leasing Singapore, Ltd., and FI Financial, effective October 15, 2000. *

10.70(16)      STM/FI Financial Assignment Agreement dated April 14, 1999. *

21.1(3)        Subsidiaries of the Company.

24.1           Power of Attorney (contained on signature page).

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

----------

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

(16) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K for the 1999 fiscal year filed with the Securities and Exchange Commission.

------------
*        Previously filed.

+ Confidential Treatment has been granted for the deleted portions of this document.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2001.

                                     MELTRONIX, INC.

Date:    April 16, 2001              By:    /s/ Andrew K. Wrobel
                                        ---------------------------------------
                                        Andrew K. Wrobel
                                        Chairman, President and Chief Executive
                                        Officer, Director


                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew K. Wrobel, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 16, 2001      By: /s/ Andrew K. Wrobel
                              --------------------------------------------------
                              Andrew K. Wrobel
                              Chairman of the Board of Directors of the Company President and Chief Executive Officer, Director

Date: April 16, 2001      By: /s/ Abigail A. Barrow
                              --------------------------------------------------
                              Abigail A. Barrow
                              Director of the Company

Date: April 16, 2001      By: /s/ Paul H. Neuharth, Jr.
                              --------------------------------------------------
                              Paul H. Neuharth, Jr.
                              Director of the Company

Date: April 16, 2001      By: /s/ Randal D. Siville
                              --------------------------------------------------
                              Randal D. Siville
                              Vice President of Finance and
                              Chief Financial Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
MeltroniX, Inc.
San Diego, California


We have audited the accompanying consolidated balance sheets of MeltroniX, Inc. as of December 31, 2000 and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MeltroniX, Inc., as of December 31, 2000 and the results of its operations and cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company has suffered a loss from operations, has a working capital deficiency, a net shareholders' deficit and is not in compliance with the terms of certain agreements that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                   /s/  Haskell & White LLP
                                                   -----------------------------

                                                   HASKELL & WHITE LLP

Irvine, California
March 30, 2001, except for the
         last paragraph of Note 15
         as to which the date is
         April 6, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
MeltroniX, Inc.
San Diego, California


We have audited the accompanying consolidated balance sheet of MeltroniX, Inc. (formerly Microelectronic Packaging, Inc.) as of December 31, 1999 and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MeltroniX, Inc., as of December 31, 1999 and the results of its operations and cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


                                                   /s/ BDO Seidman, LLP
                                                   -----------------------------

                                                   BDO SEIDMAN, LLP

Costa Mesa, California
February 17, 2000, except
     for Note 13, paragraph 3,
     which is as of March 22, 2000,
     Note 4, paragraph 3,
     which is as of March 31, 2000, and
     Note 6, paragraph 1,
     which is as of April 11, 2000.

                                           MELTRONIX, INC.
                                     CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                                                 2000            1999
=====================================================================================================
ASSETS
CURRENT ASSETS
     Cash                                                               $         --    $    335,000
     Accounts receivable, net                                                406,000       1,708,000
     Inventories                                                             418,000       2,318,000
     Other current assets                                                     22,000          95,000
-----------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                         846,000       4,456,000

Property, plant and equipment, net                                         1,114,000       1,830,000
Other non-current assets                                                      18,000          63,000
-----------------------------------------------------------------------------------------------------
                                                                        $  1,978,000    $  6,349,000
=====================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Current portion of long-term debt                                  $    573,000    $    279,000
     Line of credit                                                          626,000              --
     Accounts payable                                                      2,905,000       2,935,000
     Accrued liabilities                                                   1,372,000         869,000
-----------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                  5,476,000       4,083,000
Long-term payables                                                                --       2,133,000
Long-term debt, less current portion                                         524,000          47,000
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                          6,000,000       6,263,000
-----------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
Series A Convertible Preferred stock, no par value;
liquidation preference of $9,266,700 in 2000 and $9,550,000 in 1999
      Authorized shares - 9,362,777
      Issued and outstanding - 9,085,023 and 9,362,777, respectively       9,019,000       9,295,000
Common stock, no par value:
     Authorized shares - 50,000,000
     Issued and outstanding - 13,845,184 and 10,860,223, respectively     43,721,000      40,269,000
Accumulated deficit                                                      (56,762,000)    (49,478,000)
-----------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (DEFICIT)                                            (4,022,000)         86,000
-----------------------------------------------------------------------------------------------------
                                                                        $  1,978,000    $  6,349,000
=====================================================================================================

                                         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                F - 3

                                                     MELTRONIX, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31,                                                  2000                 1999               1998
=========================================================================================================================
Net Sales                                                        $    12,903,000      $     9,254,000    $    19,271,000

Cost of goods sold                                                    13,673,000            7,682,000         14,714,000
-------------------------------------------------------------------------------------------------------------------------
Gross profit (loss)                                                     (770,000)           1,572,000          4,557,000
Selling, general and administrative                                    4,230,000            2,145,000          2,915,000
Engineering and product development                                    1,276,000              736,000          1,060,000
-------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                         (6,276,000)          (1,309,000)           582,000

Other income (expense):
     Interest expense                                                   (679,000)          (1,617,000)        (2,269,000)
     Other income, net                                                     7,000               95,000            179,000
-------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before provision for                  (6,948,000)          (2,831,000)        (1,508,000)
     income taxes
Provision for income taxes                                                 2,000                   --             18,000
-------------------------------------------------------------------------------------------------------------------------
Net loss from continuing operations                                   (6,950,000)          (2,831,000)        (1,526,000)

Discontinued operations
     Loss from operations                                                     --                   --                 --
     Estimated gain on disposal of discontinued operations                    --                   --         14,188,000
-------------------------------------------------------------------------------------------------------------------------
Net income (loss) after discontinued operations before                (6,950,000)          (2,831,000)        12,662,000
     extraordinary gain

Extraordinary gain, net of tax of $166,000                                    --           18,757,000                 --
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                     (6,950,000)          15,926,000         12,662,000

Dividends attributable to Series A Convertible Preferred stock           334,000               69,000                 --
-------------------------------------------------------------------------------------------------------------------------
Net income (loss) available to common shareholder                $    (7,284,000)     $    15,857,000    $    12,662,000
=========================================================================================================================
Basic and diluted earnings (loss) per common share
     Loss from continuing operations                             $         (0.61)     $         (0.27)   $         (0.14)
     Discontinued operations                                                  --                   --               1.31
     Extraordinary gain                                                       --                 1.73                 --
-------------------------------------------------------------------------------------------------------------------------
Net income (loss) available to common shareholders               $         (0.61)     $          1.46    $          1.17
=========================================================================================================================
Weighted average number of shares outstanding                         12,028,000           10,857,000         10,818,000
=========================================================================================================================

                                                             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                          F - 4

                                                      MELTRONIX, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,                                                  2000                 1999                1998
==========================================================================================================================
Cash flows from operating activities:
Net income (loss)                                               $     (6,950,000)    $     15,926,000    $     12,662,000
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
    Depreciation and amortization                                        811,000              650,000             527,000
    Discontinued operations                                                   --                   --         (11,767,000)
    Non cash interest expense                                            620,000            1,606,000                  --
    Non-employee stock-based compensation                                681,000               53,000             114,000
    Gain on sale of fixed assets                                              --                   --             (11,000)
    Gain on extinguishment of debt                                            --          (18,757,000)                 --
Changes in assets and liabilities
    Accounts receivable                                                1,302,000             (402,000)          1,198,000
    Inventories                                                        1,900,000              755,000           1,157,000
    Other current assets                                                  73,000              (35,000)            327,000
    Other non-current assets                                              45,000              108,000             111,000
    Accounts payable, accrued liabilities and deferred revenue           827,000              632,000          (4,473,000)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                     (691,000)             536,000            (155,000)
--------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of fixed assets                                            (95,000)            (107,000)         (1,102,000)
  Proceeds from sale of fixed assets
    Continuing operations                                                     --                   --              14,000
    Discontinued operations                                                   --                   --           2,349,000
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                      (95,000)            (107,000)          1,261,000
--------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Increase in line of credit, net                                       626,000                   --                  --
   Borrowings under short-term notes payable                             750,000                   --                  --
   Borrowings under long-term debt                                       500,000                   --                  --
   Principal payments on long-term debt
    Continuing operations                                             (2,412,000)            (310,000)            (45,000)
    Discontinued operations                                                   --                   --          (1,901,000)
Issuance of common stock, net                                            987,000                2,000              13,000
Expenses on issuance of preferred stock                                       --             (255,000)                 --
--------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                    451,000             (563,000)         (1,933,000)
--------------------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                    (335,000)            (134,000)           (827,000)
Cash at beginning of year                                                335,000              469,000           1,296,000
--------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                             $             --     $        335,000    $        469,000
==========================================================================================================================

                                                               SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                           F - 5

                                                     MELTRONIX, INC.
                                            CONSOLIDATED STATEMENT OF CHANGES
                                            IN SHAREHOLDERS' EQUITY (DEFICIT)

                                         Preferred                    Common Stock
                              ------------------------------  ----------------------------   Accumulated
                                   Shares         Amount         Shares          Amount         Deficit        Total
=========================================================================================================================
BALANCE,
  January 1, 1998                        -    $          -      10,793,279   $ 40,016,000   $(77,997,000)   $(37,981,000)

Common stock issued                      -               -          63,611         13,000              -          13,000

Non-employee stock                       -               -               -        114,000              -         114,000
  compensation

Net income                               -               -               -              -     12,662,000      12,662,000
-------------------------------------------------------------------------------------------------------------------------

BALANCE,
  December 31, 1998                      -               -      10,856,890     40,143,000    (65,335,000)    (25,192,000)

Common stock issued                      -               -           3,333          2,000              -           2,000

Series A Convertible             9,362,777       9,295,000               -              -              -       9,295,000
  Preferred stock issued,
  net of expenses

Non-employee stock                       -               -               -        124,000              -         124,000
  compensation

Series A Convertible                     -               -               -              -        (69,000)        (69,000)
  Preferred stock dividends

Net income                               -               -               -              -     15,926,000      15,926,000
-------------------------------------------------------------------------------------------------------------------------

BALANCE,
  December 31, 1999              9,362,777       9,295,000      10,860,223     40,269,000    (49,478,000)         86,000

Common stock issued                      -               -       1,496,312        987,000              -         987,000

Non-employee stock                       -               -               -      1,257,000              -       1,257,000
   compensation

Conversion of debt                       -               -         910,886        925,000              -         925,000

Series A Convertible                     -               -               -              -       (334,000)       (334,000)
  Preferred stock dividends

Conversion of Series A            (277,754)       (276,000)        577,763        283,000              -           7,000
   Preferred stock and
   accrued dividends to
   common stock

Net loss                                 -               -               -              -     (6,950,000)     (6,950,000)
-------------------------------------------------------------------------------------------------------------------------

BALANCE,
  December 31, 2000              9,085,023    $  9,019,000      13,845,184   $ 43,721,000   $(56,762,000)   $ (4,022,000)
=========================================================================================================================

                                                             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                          F - 6

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS - MeltroniX, Inc. ("MeltroniX" or the "Company") is a semiconductor electronic interconnect solutions company with design, manufacturing and sales services to support the requirements of electronic systems companies. The Company develops, manufactures, markets and sells single and multiple chipset interconnect solutions to customers in the wireless Internet, telecommunications, broadband communications and other electronics related industries. The Company was formerly known as Microelectronic Packaging, Inc. and changed it's name to MeltroniX, Inc., in November 1999.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of MeltroniX and its wholly-owned subsidiaries, MeltroniX Solutions, Inc. ("MeltroniX Solutions") and Microelectronic Packaging America, Inc. ("MPA") which is dormant.

BASIS OF PRESENTATION / LIQUIDITY - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the year ended December 31, 2000, the Company experienced a net loss totaling $6,950,000 and had negative cash flows from operations for 2000 totaling $691,000. In addition, the Company had a working capital deficit totaling $4,630,000 and a net shareholders' deficit totaling $4,022,000 at December 31, 2000. Further, the Company has not made timely payments and was not in compliance with certain debt, lease, and service agreements, see Notes 5, 6 and 7. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company must significantly improve its profitability and obtain additional sources of liquidity through debt or equity financing to fund its operations, repay debt currently due and debt about to become due as well as its general working capital requirements. Management is currently monitoring its expenses in an effort to improve the effectiveness and efficiency of its available resources to assist in improving its profitability. Management is also currently exploring various debt and equity funding sources including and in addition to those transactions described in Note 15, which have occurred subsequent to December 31, 2000. There can be no assurance that any additional financing will be available to the Company on a timely basis or on acceptable terms or at all. The Company's inability to accomplish these goals will have a materially adverse effect on the Company's business, consolidated financial condition and operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

REVENUE RECOGNITION - The Company recognizes revenue from product sales at the time of shipment.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents.

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

LONG-LIVED ASSETS - The Company reviews the carrying amount of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount of cash, accounts receivable, accounts payable, accrued expenses and long-term debt are reasonable estimates of their fair value because of the short maturity of these items. The carrying amount of the Company's financial instruments generally approximate their fair values as of December 31, 2000.

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

RECLASSIFICATION - Certain reclassifications have been made to the 1999 presentation to conform to the presentation used in 2000.

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

COMPREHENSIVE INCOME - Effective in 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity and bypass net income. For the periods presented, the Company has no items of other comprehensive income, as defined by SFAS No. 130.

NEW ACCOUNTING PRONOUNCEMENT - In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. The Company currently does not engage in, nor does it expect to engage in, derivative or hedging activities and, accordingly, the Company anticipates there will be no impact to its consolidated financial statements.

Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", summarizes the Securities and Exchange Commission's views on applying generally accepted accounting principles to revenue recognition in financial statements. Significant views addressed relate to shipping terms, customer acceptance and bundled service contracts. Implementation is effective for the first quarter of fiscal 2001, The Company believes that its current revenue recognition policies comply with SAB No. 101.

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation", which addresses certain accounting issues that arose under the previously established accounting principles relating to stock-based compensation. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations.

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

NOTE 3 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

DECEMBER 31,                                             2000           1999
================================================================================
Accounts receivable consist of:
   Trade receivables .............................   $   456,000    $ 1,985,000
   Allowance for doubtful accounts ...............       (50,000)      (277,000)
                                                     ------------   ------------

                                                     $   406,000    $ 1,708,000
                                                     ============   ============
Inventories consist of:
   Raw materials .................................   $   488,000    $ 1,728,000
   Work-in-progress ..............................       375,000      1,057,000
   Obsolescence reserve ..........................      (445,000)      (467,000)
                                                     ------------   ------------
                                                     $   418,000    $ 2,318,000
================================================================================

DECEMBER 31,                                             2000           1999
================================================================================
Property, plant and equipment consist of:
   Machinery and equipment .......................   $ 3,333,000    $ 3,238,000
   Leasehold improvements ........................       568,000        568,000
   Furniture and fixtures ........................        47,000         47,000
                                                     ------------   ------------
                                                       3,948,000      3,853,000
Accumulated depreciation .........................    (2,834,000)    (2,023,000)
                                                     ------------   ------------
                                                     $ 1,114,000    $ 1,830,000
                                                     ============   ============

Accrued liabilities consist of:
   Accrued employee compensation .................   $   439,000    $   320,000
   Accrued dividends .............................       397,000         70,000
   Accrued taxes .................................        29,000        166,000
   Other .........................................       507,000        313,000
                                                     ------------   ------------
                                                     $ 1,372,000    $   869,000
================================================================================

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

On March 31, 2000 approximately $0.9 million of inventory was purchased by Schlumberger under the terms of the manufacturing agreement of the manufacturing agreement described above.

The agreement expired in October 2000 (see Note 5). The Company continues to transact business with Schlumberger on a normal recurring basis.

NOTE 5 - SALES TO MAJOR CUSTOMERS - PURCHASES FROM MAJOR SUPPLIERS

During 2000, the Company had two major customers (customers accounting for 10% or more of total sales), sales to each of which comprised 42% of the Company's total sales. Amounts due from these customers comprised an aggregate 27% accounts receivable at December 31, 2000.

During 1999, and 1998, the Company had one major customer, which accounted for 81% and 87%, respectively, of the Company's total sales. Amounts due from this customer comprised 64% of accounts receivable at December 31, 1999.

During 2000, 1999, and 1998, the Company purchased materials from one of its major customers, which accounted for 0%, 0%, and 20% of cost of sales respectively. Amounts due to this customer comprised 9%, and 45% of accounts payable at December 31, 2000 and 1999.

The outstanding payables are to be reduced under a formalized payment plan, which calls for the offset of a specific percentage of receivables, arising from new business, due to the Company from Schlumberger. Under this plan the Company originally estimated that the projected payments to Schlumberger would total approximately $390,000 for the year ended December 31, 2000. Therefore, the balance of $2,133,000 has been classified as a long-term liability in the consolidated balance sheet at December 31, 1999. However, on July 25, 2000, the

Company entered into an amended payment plan with Schlumberger for the settlement of its outstanding payables aggregating $1,327,000. The agreement calls for 17 equal installments of $25,317 to be paid on the last day of each month commencing August 31, 2000. At December 31, 2000, the balances due Schlumberger were included within accounts payable.

NOTE 6 - ACCOUNTS RECEIVABLE FINANCING AGREEMENT

On April 11, 2000, the Company entered into an agreement to factor its trade accounts receivable. The agreement had an original expiration on October 31, 2000. Terms of the agreement called for a maximum of $500,000 in aggregate receivables at an advance rate of 80% of eligible account receivable or the maximum accounts, whichever is less. Amounts due to the factor under the agreement were secured by a first perfected security interest in all of the Company's personal property including but not limited to accounts receivable, inventory, general intangibles and deposit accounts with the exception of capital equipment.

In July 2000, the Company entered into an Accounts Receivable Financing Agreement with Silicon Valley Bank (the "Agreement") through July 19, 2001 to replace the factoring agreement described above. The Agreement is secured by all of the assets of the Company, and the Company can borrow up to $1,500,000 in total over the term. In consideration of the loan, 60,000 warrants were issued to Silicon Valley Bank with an exercise price of $1.50 per share for which the Company recorded a compensation charge of approximately $52,000. The Agreement permits the Company to borrow 70% of the amount of qualified accounts receivable which are accepted by the bank. The Agreement originally required the Company to maintain a net profit after taxes of at least $1.00 on a quarterly basis beginning with the quarter ended June 30, 2000. The Company was in violation of this covenant until it signed an Accounts Receivable Financing Modification Agreement on November 14, 2000 ("Modification Agreement"). Under the Modification Agreement, the bank waived this default on the profitability covenant and substituted a covenant requiring the Company to maintain a certain EBITDA with no greater than a 15% negative variance. The Company, pursuant to the Modification Agreement, issued an additional 60,000 warrants to Silicon Valley Bank with an exercise price of $1.50 per share for which the Company recorded a compensation charge of approximately $26,000. In addition, the Company pays a collateral handling fee based on the balance of the outstanding accounts receivable every month. In December 2000, Silicon Valley Bank notified the Company that it was in default of certain payment provisions. As of December 31, 2000 and March 30, 2001, approximately $626,000 and $336,000 was outstanding under the agreement, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

CAPITAL AND OPERATING LEASES

Following is a schedule by year of estimated future minimum lease payments under capital and operating lease agreements.

YEAR ENDING                                           CAPITAL          OPERATING
DECEMBER 31,                                          LEASES             LEASES           TOTAL
--------------------------------------------------------------------------------------------------
   2001                                           $    29,000        $   247,000      $   276,000
   2002                                                19,000            277,000          296,000
   2003                                                 4,000            375,000          379,000
   2004                                                 4,000            390,000          394,000
--------------------------------------------------------------------------------------------------
   2005                                                    --            406,000          406,000
--------------------------------------------------------------------------------------------------
   Thereafter                                              --          2,297,000        2,297,000
--------------------------------------------------------------------------------------------------
   Total minimum lease payments                        56,000        $ 3,992,000      $ 4,048,000
                                                                     ============     ============
   Amount representing interest
   at rates varying from 8.3% to 21.6%                  9,000
--------------------------------------------------------------------------------------------------
   Present value of net minimum lease payments         47,000
   Current portion                                     23,000
--------------------------------------------------------------------------------------------------
   Long-term portion                              $    24,000
==================================================================================================

Certain machinery and equipment are subject to leases, which are classified as capital leases for financial reporting purposes. At each of December 31, 2000 and 1999, $722,000, of such leased equipment is included in property, plant and equipment. Amortization expense related to assets under capital leases, for continuing operations was approximately $82,000, $82,000, and $31,000 in 2000, 1999, and 1998, respectively.

The Company leases its operating facilities under an agreement, which was amended in March 2001 to extend the term to December 31, 2010 with no options to extend beyond that date. The Company currently pays approximately $19,000 per month with respect to this facility. Lease rates are adjusted each November as per the terms stipulated in the agreement. The Company is also committed under noncancelable operating agreements for the lease of machinery and equipment. Rent expense for continuing operations in 2000, 1999, and 1998 was approximately $342,000, $271,000, and $261,000, respectively.

In June of 1999, the Company entered into a capital lease agreement with Asymtec for the acquisition of manufacturing equipment. This agreement expired in June of 2000. The Company did not make all of the monthly payments as required by the agreement and owed approximately $124,000 on the equipment at December 31, 2000.

NOTES PAYABLE

At December 31, 2000, the Company has $1,000,000 in notes payable; $500,000 of convertible notes payable and $250,000 each to two related parties, which are classified as long-term liabilities and current liabilities, respectively, in the consolidated balance sheet, and are described in Note 13.

Additionally, during 2000, the Company converted trade accounts payable aggregating $50,000 to one vendor into a note payable with an original maturity date of August 18, 2000 with interest at 10%. The amount is still outstanding at December 31, 2000 and carries a default rate of interest of 12%.

PROFESSIONAL SERVICES AGREEMENT

The Company entered into a professional service agreement in 1998 whereby the Company obtained the use of a piece of test equipment and technical support for such equipment from the service provider. The agreement provided for annual payments of approximately $90,000, until it was amended in September 2000 to provide for monthly payments of $15,000 for October, November and December 2000. The agreement can be further amended by the Company contingent upon the Company's need for service and provision of a change order to the service provider. Included in accounts payable at December 31, 2000 and 1999 is an amount of $45,000 and $38,000 owed under this agreement.

REGISTRATION RIGHTS

Certain of the Company's shareholders have been granted certain registration rights. The costs of any such offering, exclusive of any underwriting discount, would be borne by the Company.

LEGAL MATTERS

In May 1995, the United States Environmental Protection Agency ("EPA") issued written notice to all known generators of hazardous waste shipped to a Whittier, California treatment facility. The EPA notice indicated that these generators (including the Company) were potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). The notice requires all of the generators of this waste to take immediate actions to contain and prevent any further release of hazardous substances at the site. In response to the EPA notice, the Company and approximately 100 of the other named generators provided the necessary funding to effect the removal and destruction of the hazardous wastes stored at this site. At present, the Company believes its percentage of responsibility for this site is less than one half of one percent; and that percentage is expected to decrease substantially as additional generators are determined. In addition, the Company and other named generators have provided certain funding to test the soil and groundwater at this site, which testing is currently ongoing. Although the cost incurred by the Company to date of removing and destroying the hazardous waste stored at this facility was not significant, this effort does not address the cleanup of potential soil and/or ground-water contamination present at this site. Management is currently unable to estimate the possible cost of this suit, as the cost of clean up has not been determined. Therefore, there can be no assurance that the costs and expenses associated with this action will not increase in the future to a level that would have a material adverse effect upon the Company's business, financial condition, results of operations or cash flows.

Two of the Company's former consultants and directors, Lewis Solomon and Gary Stein ("Plaintiffs"), filed a lawsuit on December 18, 1998 in the state of New York against the Company and its major customer, Schlumberger. The Consultants services were terminated in July 1998. Mr. Solomon resigned from the Board of Directors in August 1998; Mr. Stein resigned in December of the same year. Since the filing of this lawsuit, the Company was successful in causing this matter to be transferred to San Diego, California, thus making the Company's defense of this case more convenient and less expensive. In the complaint, Plaintiffs charged that the Company failed to pay them for alleged consulting services, expense reimbursements and other forms of compensation aggregating $101,250. Further, Plaintiffs alleged they were wrongfully terminated as consultants. The Company believed Plaintiffs' claims were without merit and made substantial counterclaims against Plaintiffs. A court-supervised settlement conference was held in this case in November 1999, but no settlement was reached at that time. In March 2001, the matter was settled whereby the Company agreed to pay $50,000 in the form of 120,482 shares of common stock. The number of shares to be issued was based on the average of the high bid and low ask market price of $.414 per share as of January 10, 2001.

On October 18, 2000, the Company was notified by the United States Bankruptcy Court that Lucien A. Morin, II, as Chapter 7 Trustee of H. J. Meyers & Co., Inc. is seeking from the Company 1,000,000 common stock purchase warrants with a term of five years from November 19, 1997, an exercise price of $1.00 per share, and certain registration rights under a contract between the Company and H.J. Meyers, Co. The Company has responded that H. J. Meyers & Co. failed to fulfill its obligations under the contract, which was cancelled in August 1998 and that as a result no warrants are due.

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

Net income (loss) is comprised of the following:

YEAR ENDED DECEMBER 31,               2000             1999             1998
--------------------------------------------------------------------------------
Domestic operations              $ (6,950,000)    $ (2,831,000)    $ (1,526,000)
Singapore operations                        -       18,757,000       14,188,000
--------------------------------------------------------------------------------
     Total                       $ (6,950,000)    $ 15,926,000     $ 12,662,000
================================================================================

A reconciliation of the provision for income taxes to the amount computed by applying the statutory Federal income tax rate to income before income taxes follows:

YEAR ENDED DECEMBER 31,                                    2000                1999              1998
---------------------------------------------------------------------------------------------------------
Amounts computed at Federal statutory rate              $ (2,360,000)      $  5,415,000     $  4,305,000
Foreign income not subject to U.S. taxation                        -         (5,853,000)      (4,824,000)
Alternative/minimum taxes due                                      -                  -           18,000
Amortization of non-deductible intangible assets              15,000             37,000           37,000
Non-deductible expenses                                      241,000             21,000          772,000
Realization of previously deferred tax benefits             (337,000)          (120,000)               -
Added to NOL carryforward                                  2,443,000            500,000                -
Utilization of NOL carryforward                                    -                  -         (290,000)
---------------------------------------------------------------------------------------------------------
Provision for income taxes                              $      2,000       $          -     $     18,000
=========================================================================================================

The components of deferred income taxes:

YEAR ENDED DECEMBER 31,                                      2000               1999
----------------------------------------------------------------------------------------
Deferred tax assets:
Net operating loss carryforwards                        $  7,000,000       $  4,557,000
Accrued liabilities and reserves                             187,000            462,000
Tax credit carryforwards                                     762,000            762,000
----------------------------------------------------------------------------------------
                                                           7,949,000          5,781,000
Valuation allowance                                       (7,861,000)        (5,586,000)
----------------------------------------------------------------------------------------
                                                              88,000            195,000
----------------------------------------------------------------------------------------
Book and tax depreciation differences                        (88,000)          (195,000)
Deferred taxes                                          $      -           $      -
========================================================================================

At December 31, 2000 and 1999, a 100% valuation allowance has been provided on the total deferred income tax assets as they are not more likely than not to be realized.

The Company has not recorded provisions for any United States income taxes in 2000 and 1999. At December 31, 2000, the Company had net operating loss carryforwards of approximately $32,779,000 for Federal tax reporting purposes and approximately $15,974,000 for California tax purposes. The net operating loss carryforwards for tax purposes expire between 2001 and 2020.

As of December 31, 2000, the Company also has approximately $535,000 and $227,000 in Federal and state general business credits credit carryforwards, respectively. These credits expire between 2001 to 2013. The Company believes that it has incurred an ownership change pursuant to Section 382 of the Internal Revenue Code and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations.

NOTE 9 - SHAREHOLDERS' EQUITY

In order to permit the Company to issue additional options to employees, the Shareholders approved an amendment to the Company's 1993 Stock Option/Stock Issuance Plan, which reserved an additional 2.3 million shares for the plan in 1999. During 2000, 1999, and 1998, employees exercised options to purchase 1,153,979, 3,333, and 63,611 shares of the Company's common stock, respectively.

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

Upon the conversion of the Preferred Stock, any dividends payable with respect to those shares shall be converted into that number of shares of Common Stock determined by dividing the dividends payable by the conversion price. In December 2000, certain Preferred shareholders converted 277,754 shares of Preferred Stock and related accrued dividends of $7,000 into 577,763 shares of Common Stock.

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

In July 2000, the Company issued 342,333 shares under a private placement to accredited investors at a price per share of $1.50, aggregating total proceeds of $513,000. In addition, the new shareholders were granted warrants to purchase 171,175 shares of Common Stock with an exercise price of $1.50 per share for which the Company recorded a compensation charge of approximately $147,000. Subsequently, in December 2000, the Company amended the warrants to reflect 342,333 shares of Common Stock available for purchase by the new shareholders at an exercise price of $.01 per share. As a result, the Company recorded additional compensation of approximately $364,000 bringing the aggregate charge for these warrants to $511,000. The value of the warrants was determined using the Black-Scholes option-pricing model and similar assumptions as used to value other options and warrants as discussed in Note 11. In January 2001, these warrants were exercised in their entirety.

During 2000, the Company converted $631,000 of accounts payable and $294,000 of long-term debt into an aggregate of 910,886 shares of Common Stock. In addition, the debtors were granted warrants to purchase 263,358 shares of Common Stock with exercise prices ranging from $.56 to $1.51 per share for which the Company recorded a compensation charge aggregating approximately $170,000.

NOTE 10 - EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution retirement savings plan, which is intended to qualify under section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time U.S. employees. Participants may contribute a percentage of their salaries subject to statutory annual limitations. The Company matches a percentage of the employee contributions as specified in the plan agreement. Contributions by the Company totaled $64,000, $66,000, and $70,000 in 2000, 1999, and 1998, respectively.

NOTE 11 - STOCK OPTION/STOCK ISSUANCE PLAN AND STOCK PURCHASE WARRANTS

STOCK OPTION/STOCK ISSUANCE PLAN - The Company maintains a stock option/stock issuance plan under which incentive stock options may be granted to employees of the Company and nonqualified stock options may be granted to consultants and non-employee directors of the Company. Under the terms of the plan, nontransferable options may be granted for terms of up to 10 years and are generally exercisable at the rate of 33% per year, although vesting terms are determined at the discretion of the Board of Directors. Options are granted with an exercise price not less than the fair market value of the common stock shares at the date of grant. A total of 7,000,000 shares of common stock have been reserved for issuance under the plan. The plan terminates on December 8, 2003.

On December 14, 2000, the Company repriced its options previously granted to employees, excluding members of the board of directors, given the decline in the trading price of the Company's securities to reduce the exercise price to $0.453 per share. This repricing requires the recording of additional compensation expense for subsequent increases in the market price for the common stock and reductions of compensation expense for subsequent decreases, but in any case, not for decreases in the market price below the repriced exercise price. For the period ended December 31, 2000, no additional compensation was recorded as the market price for the Company's common stock continued to decline.

The Company has issued options to non-employees in exchange for services and has recorded compensation expense based upon the estimated fair value of those options totaling $0, $124,000, and $114,000, for 2000, 1999, and 1998,
respectively. The fair value of the options was determined using the Black-Scholes option-pricing model, and is charged to expense in the period the services are provided. There were no non-employee stock options issued during the year-ended December 31, 2000. For 1999, the Company issued to non-employees 30,000 shares of Common Stock at a price of $0.32 per share, the fair market value on the date of issuance, pursuant to the Company's Stock Issuance Program. The fair value of the 70,000 options granted to non-employees in 1998 was $20,000.

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for this plan. Under APB Opinion 25, when the exercise price of options granted under the Company's plan is equal to the market price of the underlying stock on the date of grant, no compensation cost is recognized.

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if such compensation cost for the Company's stock option and issuance plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998, respectively: 0% dividend yield; expected volatility of 60%, 78.25 - 83.61%, and 75%; risk free interest rates of 6.20%, 5.16 - 6.26%, and 5.39 - 5.75%; and expected lives of 3 to 6 years (determined on an option-by-option basis). Under the accounting provisions of SFAS 123, the Company's net income (loss) per share would have adjusted to the pro forma amounts indicated below:

                                                             2000            1999            1998
                                                        -------------   -------------   -------------
Net income (loss):
    As reported .....................................   $ (6,950,000)   $ 15,857,000    $ 12,662,000
    Proforma ........................................     (7,571,000)     15,515,000      12,626,000
Earnings (loss) per common share:
    As reported .....................................          (0.61)           1.46            1.17
    Proforma ........................................          (0.63)           1.43            1.17
Earnings (loss) per common share - assuming dilution:
    As reported .....................................          (0.61)           1.46            1.17
    Proforma ........................................          (0.63)           1.43            1.17

A summary of the status of the Company's stock option plan as of December 31, 2000, 1999 and 1998 and changes during the years ending on those dates is presented below:

The table includes information for options granted to employees and non-employees, both issued under one stock option plan.

                                                2000                       1999                      1998
                                   ---------------------------  ------------------------  -------------------------
                                              WEIGHTED-AVERAGE          Weighted-Average           Weighted-Average
                                      SHARES      EXERCISE       Shares     Exercise        Shares     Exercise
                                      (000)        PRICE         (000)       Price          (000)       Price
                                   ---------------------------  ------------------------  -------------------------
Outstanding at beginning of year       6,047       $0.37          2,425      $0.48          3,870     $ 0.36
Granted                                  710        1.92          4,173       0.33            578       0.54
Exercised                             (1,154)       0.41             (3)      0.63            (64)      0.20
Forfeited                             (1,569)       0.40           (548)      0.51         (1,960)      0.28
Outstanding at end of year             4,034        0.47          6,047       0.37          2,425       0.48
Options exercisable at year-end        1,827        0.46          1,331       0.39          1,066       0.41
Weighted-average fair value of
   options granted during the year    $ 1.08                     $ 0.19                    $ 0.27

The following table summarizes information about fixed stock options outstanding at December 31, 2000.

                                         Options Outstanding                          Options Exercisable
                       ------------------------------------------------------  ----------------------------------
                           Number        Weighted-Average       Weighted-          Number         Weighted-
  Range of Exercise    Outstanding at        Remaining           Average       Exercisable at      Average
        Prices            12/31/00       Contractual Life     Exercise Price      12/31/00      Exercise Price
-------------------------------------------------------------------------------------------------------------------
  $ 0.20  to  $0.22          85,000          6.6 years         $  0.20                11,250       $  0.20
  $ 0.32  to  $0.32       2,418,114            8.8             $  0.32               796,704       $  0.32
  $ 0.36  to  $0.66       1,311,940            8.7             $  0.45               966,031       $  0.45
  $ 1.12  to  $3.85         208,750            9.3             $  2.27                42,916       $  2.19
  $ 4.19  to  $5.13           9,900            3.6             $  5.04                 9,900       $  5.04
                       -------------                                            -------------
  $ 0.20  to  $5.13       4,033,704                                                1,826,801
                       =============                                            =============

STOCK PURCHASE WARRANTS - During 2000, the Company issued 250,000 warrants to each Transpac and FI Financial in connection with loans made to the Company (Note 13), an aggregate of 120,000 warrants to Silicon Valley Bank in connection with an Accounts Receivable Financing Agreement (Note 6), 342,333 warrants to new shareholders in connection with a private placement of securities in July 2000 (Note 9), and 263,358 warrants to debtors in connection with the conversion of debt to common stock (Note 9).

In connection with an agreement dated April 24, 1998, with Transpac and the related investors, Transpac and the related investors received a warrant to purchase 500,000 shares of Common Stock at an exercise price of $1.00 per share, exercisable on or until April 24, 2003. In 1999, in connection with the debt restructuring, the exercise price of this warrant was reduced by 50% to $0.50. In addition, on September 24, 1998, the Company granted warrants to ST Microelectronics, currently controlled by preferred shareholders of the Company, to purchase 200,000 shares of Common Stock at an exercise price of $1.00 per share, exercisable on or until September 24, 2003. The number of shares purchasable under the aforementioned warrants is subject to adjustment upon certain events including stock splits, subdivisions or contributions of shares. At December 31, 2000, none of these warrants had been exercised.

On November 19, 1997, the Company entered into an Agreement for a term of two years. Pursuant to the Agreement, the Company was to receive business development services including the review of the Company's managerial and financial requirements, review of the Company's budgets and business plans, analysis of alternative methods by which the Company can raise capital and certain other related services in exchange for the issuance of 1,000,000 common stock purchase warrants. This warrant was to have a term of five years, an exercise price of $1.00 per share, and has certain registration rights. The fair market value of the Company's Common Stock on the grant date was $0.625. The exercise of the warrant was contingent on shareholder approval of an increase in the number of authorized shares necessary to provide a sufficient number of shares underlying the warrant. Shareholders subsequently granted such approval effective March 10, 1998. Both agreements were cancelled for nonperformance during 1998 and the warrantswere never issued.. See Note 8 for related litigation.

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

No stock purchase warrants have been exercised during the three years ended December 31, 2000. However, in January 2001, the Company issued 342,333 shares of Common Stock in connection with the exercise of the warrants granted in relation to the private placement (Note 9).

As of December 31, 2000, the Company had reserved common stock for the following purposes:

                  Convertible Preferred Stock Exercise            18,170,046

                  1993 Stock Option Plan                           4,033,704

                  Stock Warrants                                   1,925,691
                                                                 ------------
                                                                  24,129,441
                                                                 ============

NOTE 12 - SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

Cash paid for interest during 2000, 1999 and 1998 totaled $25,000, $29,000, and $18,000, respectively.

Dividends on Preferred Stock were accrued and undeclared in the aggregate amount of $334,000 for the year ended December 31, 2000. In December 2000, holders of 277,754 shares of Preferred Stock converted those shares and related accrued dividends of $7,000 into 577,763 shares of common stock. Also, during 2000, $631,000 of trade accounts payable and $294,000 of long-term liabilities were converted into an aggregate of 910,886 shares of Common Stock. Further, the Company converted trade accounts payable of $50,000 into notes payable during the year ended December 31, 2000.

Non cash capital leases entered into in 1999 totaled $567,000. Preferred Stock was issued in exchange for debt (Note 2) on October 15, 1999, with a stated value of $9,550,033. Dividends on Preferred Stock at December 31, 1999, were accrued and undeclared in the amount of $69,000.

NOTE 13 - RELATED PARTY TRANSACTIONS

In December 2000, the Company entered into three separate loan and stock issuance agreements aggregating $500,000 with related parties and shareholders. These agreements are secured, bear interest at 10% and are convertible at any time through the maturity date of December 2002 into Common Stock of the Company. The conversion prices range from $.18 to $.32 per share, which represents a 20% discount on the date of the respective agreement. As a result, the Company incurred a one-time charge to interest expense aggregating $100,000 as recognition of the beneficial conversion feature. In addition, each of the agreements contains an Additional Stock Purchase Right, whereby, the debt holders can purchase additional shares at the then existing market value on the date of the agreement, which ranges from $.22 to $.41 per share. Under the Additional Stock Purchase Right, the debt holders are limited in the number of additional shares that can be purchased, such that, the additional shares purchased can not exceed the number of shares initially converted from the loan balance.

In June 2000, Transpac Capital Pte. Ltd., an existing shareholder, and FI Financial, a shareholder and an entity controlled by James T. Waring, a director, loaned the Company $250,000 each in exchange for a six month secured note bearing interest at prime plus .75% and 9%, respectively The Company discussed payment arrangements with Transpac Capital Pte. and negotiated an agreement to extend, waive or defer all or any part of the principal or interest for an additional six month period. FI Financial has agreed to extend the due date of its promissory note for six months. In consideration of each of these loans, the lenders were each issued warrants to purchase 250,000 shares of common stock with an exercise price of $1.344 for which the Company recorded a compensation charge aggregating $398,000. The maturity dates for these obligations have orally been extended to June 14, 2001.

On March 22, 2000, the Company entered into a loan and stock issuance agreement (the "Loan Agreement") in the amount of $250,000 with a related party and shareholder. The Loan Agreement was unsecured, bore interest at 10% and was convertible after 60 days into common stock of the Company at a discount of 15% pursuant to the terms of the MeltroniX 1993 Stock Option/Stock Issuance Plan. As a result, the Company incurred a one-time charge to interest expense in the amount of $44,000 as recognition of the beneficial conversion feature. In June 2000, the entire loan amount was converted into 212,303 shares of Common Stock of the Company.

As part of the issuance of Preferred Stock on extinguishment of debt (see Note
2), a group of employees, officers, and directors purchased 449,696 shares of the Preferred Stock in 1999.

In exchange for consulting services, the Company paid $249,000 in 1998 to the Company's present or former Board Members or entities, which are affiliated with three of the Company's Board members. The Company has recorded $78,000 of accrued and unpaid fees to Board Members at December 31, 2000 and 1999.

See Note 15 for additional transactions with related parties occurring subsequent to December 31, 2000.

NOTE 14 - EARNINGS PER SHARE ("EPS")

Options to purchase 4,033,704 shares and warrants to purchase 1,925,691 shares of common stock at prices ranging from $0.01 to $5.13 were outstanding during 2000 but were not included in the computation of diluted EPS because the options and warrants effect on EPS would be anti-dilutive. The options and warrants, which expire between April 2001 and December 2010, were still outstanding as of December 31, 2000. The 9,085,023 shares of Series A Convertible Preferred Stock issued and outstanding at December 31, 2000 were not included in the computation of diluted EPS as the effect on EPS would be anti-dilutive.

Options to purchase 6,047,202 shares and warrants to purchase 700,000 shares of common stock at prices ranging from $0.20 to $5.13 were outstanding during 1999, but were not included in the computation of diluted EPS because the options and warrants effect on EPS would be anti-dilutive. The options and warrants, which expire between April 2001 and August 2009, were still outstanding as of December 31, 1999. The 9,362,777 shares of Series A Convertible Preferred Stock issued and outstanding at December 31, 1999 were not included in the computation of diluted EPS as the effect on EPS would be anti-dilutive.

Options to purchase 1,920,133 shares and warrants to purchase 660,000 shares of common stock at prices ranging from $0.42 to $6.50 were outstanding during 1998, but were not included in the computation of diluted EPS because the options and warrants effect on EPS would be anti-dilutive. The options and warrants, which expire between April 1999 and July 2008, were still outstanding as of December 31, 1998.

NOTE 15 - SUBSEQUENT EVENTS

         In January 2001, La Jolla Cove Investors, Inc. ("LJCI") and The Norman Litz IRA, loaned the Company $250,000 each in exchange for a two-year convertible note bearing interest at 10%, payable monthly. The convertible note due to The Norman Litz IRA is secured by the assets of the Company, while the note due to LJCI is personally guaranteed by directors and officer of the Company. The conversion prices of the notes are equal to (a) $.20 per share, if the principal amounts are converted within one-year of the effective date, or
(b) the lesser of $.20 per share or 80% of the lowest market price (as defined) during the 45 days prior to the conversion, if the principal amounts are converted after one-year and prior to maturity. In addition, each of the agreements contains an Additional Stock Purchase Right, whereby, the debt holders can purchase additional shares at the lesser of $.20 per share or 80% of the lowest market price (as defined) during the 45 days prior to note conversion. Under the Additional Stock Purchase Right, the debt holders are limited in the number of additional shares that can be purchased, such that, (a) the additional shares purchased can not exceed 50% of the number of shares initially converted from the loan balance, and (b) the debt holders can not own more than 10%, individually, of the then outstanding shares of Common Stock.

         The Company made a strategic change in its approach to the market by expanding its current service business by adding proprietary products utilizing the company's capabilities already in place.

         US SEMICONDUCTOR. In February 2001, the Company executed a letter of intent with United States Semiconductor Corporation ("USSC") for a proposed transaction, which, if consummated, would provide that USSC will (i) grant the Company an exclusive, non transferable license for the use of USSC's technology in exchange for a percentage to be determined of the Company's common stock, and
(ii) purchase a percentage yet to be determined of the common stock of the Company. The expenses to further develop the technology to a commercially feasible and manufacturable level are to be born by USSC. Once established, the Company is to manufacture the developed products and, upon sale, will be obligated to pay USSC a royalty, the amount of which has yet to be agreed upon. To date, the Company had received an advance of $200,000 from USSC. Management is continuing its discussion with USSC in anticipation of executing a definitive agreement. The consummation of the transactions contemplated by the letter of intent are subject to a number of conditions that are outside the control of the Company and, therefore, there is no assurance that such transactions will be successfully completed.

         WIDCOMM, INC. The Company has signed a Memorandum of Understanding
(MOU) with WIDCOMM, Inc., a world leader in Bluetooth networking solutions, that forms the basis of an agreement for WIDCOMM to license its Bluetooth protocol stack to MeltroniX. The Company is planning to incorporate WIDCOMM's Bluetooth technology into its high-density semiconductor interconnect solutions for distribution to its customers in the wireless/internet, telecommunication, high band width networks and medical markets. WIDCOMM's Bluetooth protocol software was the world's first Bluetooth Qualification Body (BQB) certified product.

Also, in February 2001, the Company granted warrants to purchase 98,000 shares of Common Stock to former directors upon resigning from the Company's Board. Such warrants expire in February 2003 and are exercisable at prices ranging from $.37 to $2.61 per share.

In March 2001, and in connection with the facility lease amendment, the Company granted warrants to purchase 100,000 shares of Common Stock to the lessor at an exercise price of $.50 per share that expire in March 2004.

In February and March 2001, the Company entered into two separate loan agreements with James T. Waring in the amounts of $50,000 and $75,000. Each loan agreement carries interest at an annual rate of 10%, is secured, and is due within the earlier of 15 months or the closing of the transaction with USSC discussed above.

As of March 30, 2001 and subsequent to December 31, 2000, the Company has granted several employees and directors options to purchase a combined 1,708,040 shares of Common Stock of the Company. Such options expire at various dates throughout March 2011 and carry exercise prices ranging from $.35 to $.41 per share.

On April 6, 2001, the Company borrowed an additional $200,000 from LJCI under a secured promissory note with interest at 9%, due and payable on April 6, 2002 and is guaranteed by certain officers/directors of the Company. In connection with the promissory note, the Company issued 1,000,000 shares of its common stock as additional consideration for the loan. The Company has further agreed to prepare and file a registration statement within 60 days and use its best efforts to effect such registration statement to register the 1,000,000 shares and those underlying the previously issued convertible note payable.

NOTE 16 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

THE FOLLOWING IS A SUMMARY OF THE QUARTERLY OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 (IN THOUSANDS):


2000                                March 31        June 30     September 30    December 31
----                                --------        -------     ------------    -----------
Net Sales                           $  3,351       $  3,376       $  4,009       $  2,167
Gross profit (loss)                       36            565            522         (1,893)
Income (loss) from operations         (1,125)          (793)          (618)        (3,740)
Net income (loss)                     (1,136)          (914)          (840)        (4,060)
Net income (loss) available to
   common shareholders                (1,220)          (998)          (924)        (4,142)
Basic and diluted net income
   (loss) per share                 $  (0.11)      $  (0.09)      $  (0.07)      $  (0.34)

1999
----

Net Sales                           $  1,743       $  2,182       $  2,031       $  3,298
Gross profit (loss)                      214            306            446            606
Income (loss) from operations           (578)          (425)          (392)            86
Net income (loss) before
   Extraordinary gain                 (1,084)          (842)          (901)            (4)
Net income (loss) available to
   common shareholders                (1,084)          (842)          (901)        18,684
Basic and diluted net income
   (loss) per share                 $  (0.10)      $  (0.08)      $  (0.08)      $   1.72

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE




Board of Directors
MeltroniX, Inc.
San Diego, California


The audit referred to in our report dated March 30, 2001, except for the last paragraph of Note 15 as to which the date is April 6, 2001, relating to the consolidated financial statements of MeltroniX, Inc., which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2000.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company has suffered a loss from operations, has a working capital deficiency, a net shareholders' deficit and is not in compliance with the terms of certain agreements that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  /s/ Haskell & White LLP
                                                  -----------------------------

                                                  HASKELL & WHITE LLP


Irvine, California
March 30, 2001, except for the
         last paragraph of Note 15
         as to which the date is
         April 6, 2001

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE




Board of Directors
MeltroniX, Inc.
San Diego, California


The audit referred to in our report dated February 17, 2000, except for Note 13, paragraph 3 which is as of March 22, 2000, Note 4 paragraph 3 which is as of March 31, 2000, and Note 6 paragraph 1 which is as of April 11, 2000 relating to the consolidated financial statements of MeltroniX, Inc., (formerly Microelectronic Packaging, Inc.) which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein for the years ended December 31 1999 and 1998.


                                                    /s/ BDO Seidman, LLP
                                                    ---------------------------

                                                    BDO SEIDMAN, LLP


Costa Mesa, California
February 17, 2000, except
    for Note 13, paragraph 3
    which is as of March 22, 2000,
    Note 4, paragraph 3
    which is as of March 31, 2000 and
    Note 6, paragraph 1
    which is as of April 11, 2000.

                                                      MELTRONIX, INC.
                                      VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                        FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                                                        SCHEDULE II

                                                           Additions
                                         Balance At        Charged To      Transfers to
                                        Beginning Of       Costs And       Discontinued                     Balance At End
                                           Period           Expenses        Operations       Deductions        Of Period
                                       ===================================================================================
Allowance For Doubtful Accounts for
  the Year Ended:
     December 31, 1998                   $    235,000                 -           -                  -       $    235,000
     December 31, 1999                        235,000            42,000           -                  -            277,000
     December 31, 2000                        277,000                 -           -           (227,000)            50,000

Inventory Valuation Reserves for
  the Year Ended:
     December 31, 1998                   $    244,000      $    455,000           -                  -       $    699,000
     December 31, 1999                        699,000            61,000           -           (293,000)           467,000
     December 31, 2000                        467,000                 -           -            (22,000)           445,000

Other Valuation Reserves (1)
  for the Year Ended:
     December 31, 1998                   $    274,000                 -           -       $   (200,000)      $     74,000
     December 31, 1999                         74,000                 -           -            (74,000)                 -
     December 31, 2000                              -                 -           -                  -                  -

Property, Plant And Equipment -
  Discontinued Operations
  for the Year Ended:
     December 31, 1998                   $ 21,861,000                 -           -       $(21,861,000)                 -
     December 31, 1999                              -                 -           -                  -                  -
     December 31, 2000                              -                 -           -                  -                  -

(1)  Pertains To Other Receivables