Form 10-Q
period 2001-03-31
MELTRONIX INC
filed 2001-05-29
CIK 916232

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED    MARCH 31, 2001
                                         -------------------


                       COMMISSION FILE NUMBER    0-23562
                                               -----------


                                 MELTRONIX, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            CALIFORNIA                                  94-3142624
----------------------------------          -----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


 9577 CHESAPEAKE DRIVE, SAN DIEGO, CALIFORNIA                       92123
-----------------------------------------------               ------------------
    (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code    (858) 292-7000
                                                     ----------------

       Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes [X]                       No [ ]

         At March 31, 2001, there were outstanding 16,746,427 shares of the Registrant's Common Stock, no par value per share.

================================================================================

INDEX                                                                   PAGE NO.
-----                                                                   --------


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets  ..........................    3

         Condensed Consolidated Statements of Operations  ................    4

         Condensed Consolidated Statements of Cash Flows  ................    5

         Condensed Consolidated Statement of
             Changes in Shareholders' Deficit  ...........................    6

         Notes to Condensed Consolidated Financial Statements  ...........    7

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations  ..............   11


Item 3.  Quantitative and Qualitative Disclosures About Market Risk  .....   15


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................   16

Item 2.  Changes in Securities and Use of Proceeds .......................   17

Item 3.  Defaults upon Senior Securities .................................   17

Item 4.  Submission of Matters to a Vote of Security Holders .............   17

Item 5.  Other Information ...............................................   17

Item 6.  Exhibits and Reports on Form 8-K ................................   17


SIGNATURES ...............................................................   18

                            PART I - FINANCIAL INFORMATION
                            ITEM 1 - FINANCIAL STATEMENTS

                                   MELTRONIX, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            MARCH 31,     December 31,
                                                              2001           2000
=====================================================================================
ASSETS                                                    (UNAUDITED)
CURRENT ASSETS
    Accounts receivable, net                             $    613,000    $    406,000
    Inventories                                               455,000         418,000
    Other current assets                                           --          22,000
-------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                        1,068,000         846,000
Property, plant and equipment, net                            951,000       1,114,000
Other non-current assets                                       18,000          18,000
-------------------------------------------------------------------------------------
                                                         $  2,037,000    $  1,978,000
=====================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
    Current portion of long-term debt                    $    530,000    $    573,000
     Line of credit                                           336,000         626,000
    Accounts payable                                        2,798,000       2,905,000
    Accrued liabilities                                     1,327,000       1,372,000
-------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                   4,991,000       5,476,000
Long-term debt, less current portion                        1,392,000         524,000
-------------------------------------------------------------------------------------
TOTAL LIABILITIES                                           6,383,000       6,000,000
-------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT
    Series A Convertible Preferred stock, no par value      8,316,000       9,019,000
    Common stock, no par value                             44,884,000      43,721,000
    Accumulated deficit                                   (57,546,000)    (56,762,000)
-------------------------------------------------------------------------------------
Total shareholders' deficit                                (4,346,000)     (4,022,000)
-------------------------------------------------------------------------------------
                                                         $  2,037,000    $  1,978,000
=====================================================================================

                                    MELTRONIX, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (unaudited)

                                                            Three months ended March 31,
                                                            ----------------------------
                                                                2001           2000
========================================================================================
Net sales                                                    $   885,000    $ 3,351,000

Cost of goods sold                                               755,000      3,315,000
----------------------------------------------------------------------------------------
Gross profit                                                     130,000         36,000

Selling, general and administrative                              584,000        802,000

Engineering and product development                              198,000        359,000
----------------------------------------------------------------------------------------
Loss from operations                                            (652,000)    (1,125,000)

Other expense:

     Interest expense                                            (40,000)       (11,000)

     Non-cash interest and finance expense (Note 6)             (148,000)            --
----------------------------------------------------------------------------------------
Loss from operations before provision for income taxes          (840,000)    (1,136,000)

Provision for income taxes                                            --             --
----------------------------------------------------------------------------------------
Net loss                                                        (840,000)    (1,136,000)

Dividends attributable to
   Series A Convertible Preferred Stock                          (54,000)       (84,000)

Reversal of dividends (Note 7)                                   110,000             --
========================================================================================

Net loss available to common shareholders                    $  (784,000)   $(1,220,000)
========================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE                      $     (0.05)   $     (0.11)
========================================================================================

                                 MELTRONIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                           Three months ended
                                                                March 31,
                                                         -----------------------
                                                           2001         2000
================================================================================

NET CASH USED BY OPERATING ACTIVITIES:                   $(698,000)   $(370,000)

--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of fixed assets                             --      (75,000)
--------------------------------------------------------------------------------
Net cash used by investing activities                           --      (75,000)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings under debt agreements                   825,000      250,000
        Principal payments on long-term debt,
           line of credit and promissory notes            (290,000)    (183,000)
        Issuance of common stock, net                      163,000      124,000
--------------------------------------------------------------------------------
Net cash provided by financing activities                  698,000      191,000
--------------------------------------------------------------------------------
NET DECREASE IN CASH                                            --     (254,000)
CASH AT  BEGINNING OF PERIOD                                    --      335,000
--------------------------------------------------------------------------------
CASH AT  END OF PERIOD                                   $      --    $  81,000
================================================================================

                                                           MELTRONIX, INC.
                                             CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                                                      IN SHAREHOLDERS' DEFICIT
                                                             (unaudited)

                                        Preferred Stock                    Common Stock              Accumulated
                                    Shares          Amount             Shares         Amount           Deficit            Total
                                ====================================================================================================
Balance at January 1, 2001        9,085,023      $  9,019,000        13,845,184     $ 43,721,000     $(56,762,000)     $ (4,022,000)
Common stock issued                      --                --
                                                                      1,418,482          313,000               --           313,000
Non-employee stock
  compensation                           --                --                --           68,000               --            68,000
Beneficial conversion expense
                                         --                --                --           39,000               --            39,000

Conversion of debt                       --                --             6,000            2,000               --             2,000
Series A Convertible
  Preferred Stock dividends              --                --                --               --          (54,000)          (54,000)
Reversal of dividends                    --                --                --               --          110,000           110,000
Conversion of Series A
  preferred stock and
  accrued dividends to             (708,753)         (703,000)        1,476,761          741,000               --            38,000
  common stock
Net (loss)                               --                --                --               --         (840,000)         (840,000)
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001         8,376,270      $  8,316,000        16,746,427     $ 44,884,000     $(57,546,000)     $ (4,346,000)
====================================================================================================================================

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

BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements and related notes as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim period. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 2000 in the Company's Annual Report on Form 10-K. Readers of this Quarterly Report on Form 10-Q are strongly encouraged to review the Company's Annual Report on Form 10-K.

                                 MELTRONIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - LIQUIDITY

         During the quarter ended March 31, 2001, the Company experienced a net loss totaling $840,000 and had negative cash flows from operations for the three months ended March 31, 2001 totaling $698,000. In addition, the Company had a working capital deficit totaling $3,923,000, a tangible net worth deficit totaling $4,346,000 at March 31, 2001 and has not made timely payments and was not in compliance with certain debt, lease and service agreements. The Company must improve its profitability and obtain additional sources of liquidity through debt or equity financing to fund its operations, repay debt now due and debt about to become due and working capital requirements. There can be no assurance that any additional financing will be available to the Company on a timely basis or on acceptable terms or at all. The Company's inability to accomplish these goals will have a materially adverse effect on the Company's business, consolidated financial condition and operations.

NOTE 3 - INVENTORIES

         Inventories consist of the following:

                                              MARCH 31,     December 31,
                                                2001            2000
                                             ==========================
                                             (UNAUDITED)
         Raw materials                       $ 417,000       $ 488,000
         Work-in-progress                      146,000         375,000
         Obsolescence reserve                 (108,000)       (445,000)
                                             --------------------------
                                             $ 455,000       $ 418,000
                                             ==========================

NOTE 4 - EFFECTS OF INCOME TAXES

         The Company has not recorded provisions for any income taxes for the three months ended March 31, 2001, since the Company's operations have generated operating losses for both financial reporting and income tax purposes. A 100% valuation allowance has been provided on the total deferred income tax assets as they are not more likely than not to be realized.

         The Company believes that it has incurred an ownership change pursuant to Section 382 of the Internal Revenue Code and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carryforwards in current and subsequent periods will be subject to annual limitations.

                                 MELTRONIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - NET INCOME (LOSS) PER SHARE

         The computation of diluted loss per share for both three month periods ended March 31, 2001 and 2000, excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants and convertible preferred shares because their effect was antidilutive due to losses incurred by the Company.

NOTE 6 - CONVERTIBLE DEBT AND RELATED FINANCE CHARGES

         Non-cash interest and finance expense represents non-cash charges for beneficial conversion into Company equity of newly issued notes payable of $39,000, and non-cash charges for 250,000 shares of common stock issued to officers/directors valued at $109,000 in exchange for personal guarantees on notes payable. The expense of $39,000 is a non-cash charge posted to the capital account of the Company due to the beneficial conversion features of $500,000 of notes payable issued in the quarter resulting in total beneficial conversion expense of $312,500 to be amortized through the maturity date of the notes in December 2002. However, if the Company files a registration statement to register the underlying securities of the convertible notes payable, the Company will immediately recognize the unamortized portion of the beneficial conversion expense. In addition, the Company has granted stock options that are conditional upon conversion of the notes by the holders. At such time the notes become convertible, the stock options will be valued at the then existing fair market value under the Black-Scholes model of valuing stock options.

NOTE 7 - EQUITY TRANSACTIONS

         During the quarter ended March 31, 2001, several Preferred Stock shareholders have retroactively declined to accept dividends on their Preferred Shares resulting in a benefit to the Company of approximately $110,000 in the first quarter of 2001.

                                 MELTRONIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 - SUBSEQUENT EVENTS

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

         On May 1, 2001, the Company borrowed an additional $250,000 from Paul
H. Neuharth, Jr, a director of the Company, under a promissory note with interest at 14%, due and payable on the earlier of May 1, 2002 or from proceeds of equity investments cumulating over $1 million after May 1, 2001. In connection with the promissory note, the Company is to issue 2,500,000 shares of its common stock as additional consideration for the loan.

         On May 11, 2001, the Company entered into a Security Agreement with Primary Funding Corporation ("PFC"), whereby the Company may, from time to time, sell, transfer and assign accounts receivable to PFC at a discount not to exceed 20%. No such transactions have occurred through the date of this filing.

         On May 11, 2001, PFC entered into three separate intercreditor agreements with three of the Company's creditors, whereby the creditors have subordinated and assigned their priority interests in the inventory and accounts receivable of the Company.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS CONCERNING THE COMPANY'S ANTICIPATED FUTURE REVENUES AND EARNINGS, ADEQUACY OF FUTURE CASH FLOW AND RELATED MATTERS. THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONTAINING THE WORDS "EXPECT", "BELIEVE", "WILL", "MAY", "SHOULD", "PROJECT", "ESTIMATE", AND LIKE EXPRESSIONS, AND THE NEGATIVE THEREOF. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE STATEMENTS, INCLUDING COMPETITION, AS WELL AS THOSE RISKS DESCRIBED IN THE COMPANY'S SEC REPORTS, INCLUDING THE COMPANY'S FORM 10-K FILED PURSUANT TO THE SECURITIES AND EXCHANGE ACT OF 1934.

         The following discussion and analysis compares the results of operations for the fiscal quarter ended March 31, 2001 and 2000, and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included within this report.

         For the three months ended March 31, 2001, net sales were $885,000 as compared to net sales of $3,351,000 for the first quarter of 2000, resulting in decreased sales of $2,466,000 or 74%. The decrease in net sales is primarily the result of decreased sales to Schlumberger, totaling approximately $242,000 in 2001 and $2.2 million in 2000, a decrease of approximately $2.0 million. In 2000, a one-time sale of raw materials was made to Schlumberger ($940,000) at cost. Sales to Schlumberger comprised 28% and 65% of total net sales for the three months ended March 31, 2001 and 2000, respectively. Although the Company has profitable sales orders it is hampered in production due to a lack of financing to buy the materials needed to produce product. Those products that are produced have an acceptable gross profit margin and current customers will accept increased production. The Company's focus therefore is on increasing production of the orders already received.

         At March 31, 2001 backlog was $6,146,000 compared to $7,101,000 at March 31,2000, a decrease of 14%. The decrease in backlog is due to discontinuance of a high volume low margin product line partially offset by increased business with customers added as a result of the Company focus on wireless, telecommunications, internet equipment, digital imaging, and other high technology electronic market segments.

         For the three months ended March 31, 2001, the cost of goods sold was $755,000 as compared to $3,315,000 for the three months ended March 31, 2000, a decrease of $2,560,000 or 77%. The decrease in cost of goods sold is due to the decrease in sales volume from customers offset by higher gross profit margins on the product sold. In addition, in 2000 the cost of goods sold includes the value of the $940,000 of raw material sold to Schlumberger at cost.

         Gross profit was $130,000 (15% of net sales) for the first quarter of 2001 as compared to gross profit of $36,000 (1% of net sales) for the first quarter of 2000. The increase in gross profit is attributable to sale of products with higher gross profit margins, a decreased reliance on the development of new products and the related extra costs, and a change in allocation of overhead costs due to the reduction in manufacturing personnel.

         Selling, general and administrative expenses were $584,000 for the first quarter of 2001, representing a decrease of $218,000 or 27% from the first quarter of 2000. The decrease is due to the Company's downsizing of staff, review and elimination of expenses, and a conscious effort to minimize purchases.

         Engineering and product development expenses were $198,000 for the first quarter of 2001, representing a decrease of $161,000 or 45% from the corresponding quarter of 2000. The decrease is primarily comprised of staff downsizing and completion of process and products development costs that were necessary to bring new technology expertise for BGA, flip chip, fine pitch wire bonding, and other semiconductor interconnect technologies begun in 2000.

         Interest expense was $40,000 for the first quarter of 2001, representing an increase of $29,000 from the corresponding quarter of 2000. The primary cause of the increase was interest on additional notes payable.

         Non-cash interest and finance expense represents non-cash charges for beneficial conversion into Company equity of newly issued notes payable of $39,000, and non-cash charges for 250,000 shares of common stock issued to officers/directors valued at $109,000 in exchange for personal guarantees on notes payable. The expense of $39,000 is a non-cash charge posted to the capital account of the Company due to the beneficial conversion features of $500,000 of notes payable issued in the quarter resulting in total beneficial conversion expense of $312,500 to be amortized through the maturity date of the notes in December 2002. However, if the Company files a registration statement to register the underlying securities of the convertible notes payable, the Company will immediately recognize the unamortized portion of the beneficial conversion expense. In addition, the Company has granted stock options that are conditional upon conversion of the notes by the holders. At such time the notes become convertible, the stock options will be valued at the then existing fair market value under the Black-Scholes model of valuing stock options.

         The Company has not recorded provisions for any income taxes for the three months ended March 31, 2001, since the Company's operations have generated operating losses for both financial reporting and income tax purposes. A 100% valuation allowance has been provided on the total deferred income tax assets, as they are not more likely than not to be realized.

         Several Preferred Stock shareholders have retroactively declined to accept dividends on their Preferred Shares resulting in a benefit to the Company of approximately $110,000 in the first quarter of 2001.

         The Company believes that it has incurred an ownership change pursuant to Section 382 of the Internal Revenue Code, and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 2001, the Company financed its operations through notes payable from one of its directors ($125,000) and from 2 outside investors ($500,000), the execution of warrants ($3,000) as well as the issuance of common stock under the employee stock option program ($160,000). During the first three months of 2001, operating activities used $698,000. The Company's sources of liquidity at March 31, 2001 consist of inventories of $455,000 and trade accounts receivable of $613,000. The Company successfully negotiated the replacement of the Silicon Valley Bank line of credit with a new line of credit with Primary Funding and is continuing to pursue equity financing. There can be no assurance that the Company will be successful in any of its financing activities.

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the quarter ended March 31, 2001, the Company had negative cash flows from operations totaling $698,000. In addition, the Company had a working capital deficit totaling $3,498,000 at March 31, 2001. Further, the Company has not made timely payments and was not in compliance with certain debt, lease, and service agreements. The Company must improve its profitability and obtain additional sources of liquidity through debt or equity financing to fund its operations, repay debt currently due and debt about to become due as well as its general working capital requirements. Management is currently monitoring its expenses in an effort to improve the effectiveness and efficiency of its available resources to assist in improving its profitability. Management is also currently exploring various debt and equity funding sources including and in addition to those with La Jolla Cove Investors, Inc. and United States Semiconductor Corporation, as described below. There can be no assurance that any additional financing will be available to the Company on a timely basis or on acceptable terms or at all. The Company's inability to accomplish these goals will have a materially adverse effect on the Company's business, consolidated financial condition and operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         In July 2000, the Company entered into an Account Receivable Financing Agreement with Silicon Valley Bank ("Bank Credit Line") which was paid off May 23, 2001 and the line terminated. The Agreement was secured by all of the assets of the Company, and the Company could borrow up to $1,500,000 in total limited to 70% of account receivable acceptable to the bank. As of March 31, 2001, approximately $336,000 was outstanding under the agreement. On May 23, 2001 the Silicon Valley Bank received full payment of approximately $115,000 from Primary Funding to pay off the credit line.

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

         In February 2001, the Company executed a letter of intent with United States Semiconductor Corporation ("USSC") for a proposed transaction, which, if consummated, would provide that USSC will (i) grant the Company an exclusive, non transferable license for the use of USSC's technology in exchange for a percentage to be determined of the Company's common stock, and (ii) purchase a percentage yet to be determined of the common stock of the Company. The expenses to further develop the technology to a commercially feasible and manufacturable level are to be born by USSC. Once established, the Company is to manufacture the developed products and, upon sale, will be obligated to pay USSC a royalty, the amount of which has yet to be agreed upon. As of May 22, 2001 the Company has received $250,000 from USSC. Management is continuing its discussion with USSC in anticipation of executing a definitive agreement. The consummation of the transactions contemplated by the letter of intent are subject to a number of conditions that are outside the control of the Company and, therefore, there is no assurance that such transactions will be successfully completed.

         On February 23, 2001, the Company borrowed an additional $50,000 from James T. Waring, a director of the Company, under a secured promissory note with interest at 10%, due and payable in full in one lump sum not later than the earliest to occur of either May 23, 2002 or the date of the closing of the stock purchase transaction between MeltroniX and USSC.

         On March 9, 2001, the Company borrowed an additional $75,000 from James
T. Waring, a director of the Company, under a secured promissory note with interest at 10%, due and payable in full in one lump sum not later than the earliest to occur of either June 9, 2002 or the date as of which MeltroniX has received a cumulative amount of $1,075,000 in connection with the stock purchase transaction between MeltroniX and USSC.

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

         On May 1, 2001, the Company borrowed an additional $250,000 from Paul
H. Neuharth, Jr, a director of the Company, under a promissory note with interest at 14%, due and payable on the earlier of May 1, 2002 or from proceeds of equity investments cumulating over $1 million after May 1, 2001. In connection with the promissory note, the Company is to issue 2,500,000 shares of its common stock as additional consideration for the loan.

         On May 11, 2001, the Company entered into a Security Agreement with Primary Funding Corporation ("PFC"), whereby the Company may, from time to time, sell, transfer and assign accounts to PFC at a discount not to exceed 20%. No such transactions have occurred through the date of this filing.

         On May 11, 2001, PFC entered into three separate intercreditor agreements with three of the Company's creditors, whereby the creditors have subordinated and assigned their priority interests in the inventory and accounts of the Company.

FUTURE OPERATING RESULTS

         CUSTOMER CONCENTRATION. The Company has diversified its customer base during the quarter and dependence on sales to one customer, Schlumberger, was reduced to 28% of the Company's net sales in the first quarter of 2001 as compared to 65% for 2000. The Company anticipates that reliance on this customer should continue to diminish in 2001 due to the expected increased sales to other customers.


                      ITEM 3 - QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

None

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In May 1995, the United States Environmental Protection Agency ("EPA") issues written notice to all known generators of hazardous waste shipped to a Whittier California treatment facility. The EPAS notice indicated that these generators (including the Company) were potentially the responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). The notice requires all of the generators of this waste to take immediate actions to contain and prevent any further release of hazardous substances at this site. In response to the EPA notice, the Company and approximately 100 of the other named generators provided the necessary funding to effect the removal and destruction of the hazardous wastes stored at this site. At present, the Company believes its percentage of responsibility for this site is less than one half of one percent; and that percentage is expected to decrease substantially, as additional generators are determined. In addition, the Company along with other generators has provided certain funding to test the soil and ground water at this site, which testing is currently ongoing. Although the cost incurred by the Company to date of removing and destroying the hazardous waste stored at this facility was not significant, this effort does not address the cleanup of potential soil and/or ground-water contamination present at this site. Management is unable to estimate the possible cost of this suit at this time, as the cost of clean up has not been determined. There can be no assurance, therefore, that the costs and expenses associated with this action will not increase in the future to a level that would have a material adverse effect upon the Company's business, financial condition, results of operations or cash flows.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Reports on Form 8-K.

         None.


         The Exhibits filed as part of this report are listed below.

         Exhibit No.      Description
         -----------      ------------------------------------------------------

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MELTRONIX, INC.
                                          ---------------
                                           (Registrant)



Date:May 24, 2001        By:      /s/  Andrew K. Wrobel
     ----------------        ---------------------------------------------------
                             Andrew K. Wrobel
                             Chairman of the Board of Directors of the Company
                             President and Chief Executive Officer, Director



Date:May 24, 2001        By:      /s/  Randal D. Siville
     ----------------        ---------------------------------------------------
                             Randal D. Siville
                             Vice President of Finance,
                             Chief Financial Officer and Secretary
                             (Principal Financial and Accounting Officer)