Form 10-Q
period 2001-06-30
MELTRONIX INC
filed 2001-08-23
CIK 916232

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                        -------------


                         COMMISSION FILE NUMBER 0-23562


                                 MELTRONIX, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                     94-3142624
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


9577 CHESAPEAKE DRIVE, SAN DIEGO, CALIFORNIA                       92123
--------------------------------------------                  ------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code  (858) 292-7000
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

                Yes [X]                 No [ ]

         At June 30, 2001, there were outstanding 20,969,279 shares of the Registrant's Common Stock, no par value per share.

================================================================================

  INDEX                                                                PAGE NO.
  -----                                                                --------

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Condensed Consolidated Balance Sheets........................ 4

            Condensed Consolidated Statements of Operations.............. 5

            Condensed Consolidated Statements of Cash Flows.............. 6

            Condensed Consolidated Statement of
                Changes in Shareholders' Deficit......................... 7

            Notes to Condensed Consolidated Financial Statements......... 8

Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations............ 11


Item 3.     Quantitative and Qualitative Disclosures About Market Risk... 17


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings............................................ 18

Item 2.     Changes in Securities and Use of Proceeds.................... 19

Item 3.     Defaults upon Senior Securities.............................. 19

Item 4.     Submission of Matters to a Vote of Security Holders.......... 19

Item 5.     Other Information............................................ 19

Item 6.     Exhibits and Reports on Form 8-K............................. 19


SIGNATURES............................................................... 20

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

The Company did not obtain a review of the interim financial statements by an independent accountant using professional review standards and procedures although that review is required by form 10-Q.

                                 MELTRONIX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               JUNE 30,             December 31,
                                                                                 2001                   2000
----------------------------------------------------------------------- ----------------------- ------------------
ASSETS                                                                       (UNAUDITED)
CURRENT ASSETS
    Accounts receivable, net                                              $     547,000         $     406,000
    Inventories                                                                 380,000               418,000
    Other current assets                                                             --                22,000
----------------------------------------------------------------------- --------------------- --------------------
TOTAL CURRENT ASSETS                                                            927,000               846,000
Property, plant and equipment, net                                              809,000             1,114,000
Other non-current assets                                                         18,000                18,000
----------------------------------------------------------------------- --------------------- --------------------
                                                                        $     1,754,000       $     1,978,000
======================================================================= ===================== ====================

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
    Current portion of long-term debt                                   $     1,520,000       $       573,000
    Line of credit                                                              300,000               626,000
    Accounts payable                                                          2,373,000             2,905,000
    Accrued liabilities                                                       1,395,000             1,372,000
----------------------------------------------------------------------- --------------------- ----------------
TOTAL CURRENT LIABILITIES                                                     5,588,000             5,476,000
Long-term debt, less current portion                                          1,000,000               524,000
----------------------------------------------------------------------- --------------------- ----------------
TOTAL LIABILITIES                                                             6,588,000             6,000,000
----------------------------------------------------------------------- --------------------- ----------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT
    Series A Convertible Preferred stock, no par value                        8,171,000             9,019,000
    Common stock, no par value                                               46,922,000            43,721,000
    Accumulated deficit                                                     (59,927,000)          (56,762,000)
----------------------------------------------------------------------- --------------------- ----------------
Total shareholders' deficit                                                  (4,834,000)           (4,022,000)
----------------------------------------------------------------------- --------------------- ----------------
                                                                        $     1,754,000       $     1,978,000
======================================================================= ===================== ================



                                 MELTRONIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                           Three months ended June 30,    Six months ended June 30,
                                           ---------------------------   ---------------------------
                                               2001           2000           2001           2000
----------------------------------------   ------------   ------------   ------------   ------------
Net sales                                  $   740,000    $ 3,376,000    $ 1,625,000    $ 6,726,000

Cost of goods sold                             634,000      2,811,000      1,389,000      6,125,000
----------------------------------------   ------------   ------------   ------------   ------------
Gross profit                                   106,000        565,000        236,000        601,000
Selling, general and administrative            759,000      1,036,000      1,343,000      1,849,000
Engineering and product development             93,000        322,000        291,000        681,000
----------------------------------------   ------------   ------------   ------------   ------------
Loss from operations                          (746,000)      (793,000)    (1,398,000)    (1,929,000)
Other expense:
     Interest expense                          (43,000)            --        (83,000)            --
     Non-cash interest and finance
       expense (Note 6)                     (1,543,000)      (125,000)    (1,691,000)      (136,000)
     Other income, net                              --          4,000             --          3,000
----------------------------------------   ------------   ------------   ------------   ------------
Loss from operations before provision
     for income taxes                       (2,332,000)      (914,000)    (3,172,000)    (2,062,000)
Provision for income taxes                      (2,000)            --         (2,000)            --
----------------------------------------   ------------   ------------   ------------   ------------
Net loss                                    (2,334,000)      (914,000)    (3,174,000)    (2,062,000)
Dividends attributable to Series A
 Convertible Preferred Stock                   (51,000)       (84,000)      (105,000)      (167,000)
Reversal of dividends
 (Note 7)                                        2,000             --        112,000             --
----------------------------------------   ------------   ------------   ------------   ------------
Net loss available to common
  shareholders                             $(2,383,000)   $  (998,000)   $(3,167,000)   $(2,229,000)
========================================   ============   ============   ============   ============
BASIC AND DILUTED LOSS PER COMMON SHARE    $     (0.13)   $     (0.09)   $     (0.18)   $     (0.20)
========================================   ============   ============   ============   ============




                                 MELTRONIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                            Six months ended March 31,
                                                                           ---------------------------
                                                                               2001           2000
------------------------------------------------------------------------   ------------   ------------
NET CASH USED BY OPERATING ACTIVITIES:                                     $(1,274,000)   $  (867,000)
------------------------------------------------------------------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of fixed assets                                                 --        (92,000)
------------------------------------------------------------------------   ------------   ------------
Net cash used by investing activities                                               --        (92,000)
------------------------------------------------------------------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings under debt agreements                                     1,405,000        750,000
        Principal payments on long-term debt,
           line of credit and promissory notes                                (326,000)      (234,000)
        Issuance of common stock, net                                          195,000        374,000
------------------------------------------------------------------------   ------------   ------------
Net cash provided by financing activities                                    1,274,000        890,000
------------------------------------------------------------------------   ------------   ------------
NET DECREASE IN CASH                                                                --        (69,000)
CASH AT BEGINNING OF PERIOD                                                         --        335,000
------------------------------------------------------------------------   ------------   ------------
CASH AT END OF PERIOD                                                      $        --    $   266,000
========================================================================   ============   ============



                                                     MELTRONIX, INC.
                                       CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                                                IN SHAREHOLDERS' DEFICIT
                                           FOR SIX MONTHS ENDED JUNE 30, 2001
                                                       (unaudited)

                                       Preferred Stock                   Common Stock             Accumulated
                                    Shares          Amount          Shares          Amount          Deficit           Total
                                --------------- --------------- --------------- --------------- ---------------- -----------------

Balance at January 1, 2001            9,085,023      $9,019,000      13,845,184     $43,721,000    $(56,762,000)     $(4,022,000)
Common stock issued                          --              --       5,335,077       1,614,000              --        1,614,000
Non-employee stock
  compensation                               --              --              --          54,000              --           54,000
Beneficial conversion expense
                                             --              --              --         638,000              --          638,000

Conversion of debt                           --              --           6,000           2,000              --            2,000
Series A Convertible
  Preferred Stock dividends                  --              --              --              --        (105,000)        (105,000)
Reversal of dividends                        --              --              --              --         112,000          112,000
Conversion of Series A
  preferred stock and
  accrued dividends to                (854,243)       (848,000)       1,783,018         893,000              --           45,000
  common stock
Net (loss)                                   --              --              --              --      (3,172,000)      (3,172,000)
------------------------------- --------------- --------------- --------------- --------------- ---------------- -----------------

Balance at June 30, 2001              8,230,780      $8,171,000      20,969,279     $46,922,000    $(59,927,000)     $(4,834,000)
=============================== =============== =============== =============== =============== ================ =================


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

BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements and related notes as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim period. The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 2000 in the Company's Annual Report on Form 10-K. Readers of this Quarterly Report on Form 10-Q are strongly encouraged to review the Company's Annual Report on Form 10-K.

                                 MELTRONIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - LIQUIDITY

    During the six months ended June 30, 2001, the Company experienced a net loss totaling $3,174,000 and had negative cash flows from operations for the six months ended June 30, 2001 totaling $1,274,000. In addition, the Company had a working capital deficit totaling $4,661,000, a tangible net worth deficit totaling $4,834,000 at June 30, 2001 and has not made timely payments and was not in compliance with certain debt, lease and service agreements. The Company must improve its profitability and obtain additional sources of liquidity through debt or equity financing to fund its operations, repay debt now due and debt about to become due and working capital requirements. There can be no assurance that any additional financing will be available to the Company on a timely basis or on acceptable terms or at all. The Company's inability to accomplish these goals will have a materially adverse effect on the Company's business, consolidated financial condition and operations.

NOTE 3 - INVENTORIES

     Inventories consist of the following:

                                                JUNE 30, 2001  December 31, 2000
                                               --------------    --------------
                                                (UNAUDITED)
           Raw materials ...................   $     480,000     $      488,000
           Work-in-progress ................           2,000            375,000
           Obsolescence reserve ............        (102,000)          (445,000)
                                               --------------    --------------

                                               $     380,000     $     418,000
                                               ==============    ==============


NOTE 4 - EFFECTS OF INCOME TAXES

    The Company has recorded a provision only for California minimum corporate taxes for the six months ended June 30, 2001, since the Company's operations have generated operating losses for both financial reporting and income tax purposes. A 100% valuation allowance has been provided on the total deferred income tax assets, as they are not more likely than not to be realized.

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

                                 MELTRONIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - NET INCOME (LOSS) PER SHARE

    The computation of diluted loss per share for both three and six month periods ended June 30, 2001 and 2000, excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants and convertible preferred shares because their effect was antidilutive due to losses incurred by the Company.

NOTE 6 - CONVERTIBLE DEBT AND RELATED FINANCE CHARGES

Non-cash interest and finance expense represents non-cash charges for beneficial conversion into Company equity of newly issued notes payable of $638,000, and non-cash charges for 450,000 shares of common stock issued to officers/directors valued at $147,000 in exchange for personal guarantees on notes payable. The expense of $638,000 is a non-cash charge posted to the capital account of the Company due to the beneficial conversion features of $500,000 of notes payable issued. In addition, the Company has granted stock options that are conditional upon conversion of the notes by the holders. At such time the notes become convertible, the stock options will be valued at the then existing fair market value under the Black-Scholes model of valuing stock options. In exchange for $450,000 in cash the Company issued notes payable for $450,000 and 3,600,000 shares which resulted in a non-cash interest and finance expense of $1,232,000.

NOTE 7 - EQUITY TRANSACTIONS

During the six months ended June 30, 2001, several Preferred Stock shareholders have retroactively declined to accept dividends on their Preferred Shares resulting in a benefit to the Company of approximately $112,000 for the six months ended June 30, 2001.

NOTE 8 - SUBSEQUENT EVENTS

United States Semiconductor Corporation ("USSC") has funded an additional $225,000 since June 30, 2001 for a total of $555,000.

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

THREE MONTHS ENDED JUNE 30, 2001 AND 2000
-----------------------------------------

    The following discussion and analysis compares the results of operations for the fiscal quarter ended June 30, 2001 and 2000, and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included within this report.

    For the three months ended June 30, 2001, net sales were $740,000 as compared to net sales of $3,376,000 for the second quarter of 2000, resulting in decreased sales of $2,636,000 or 78%. The decrease in net sales is primarily the result of decreased sales to Schlumberger, totaling approximately $451,000 in 2001 and $2.0 million in 2000, a decrease of approximately $1.5 million. Sales to Schlumberger comprised 28% and 64% of total net sales for the three months ended June 30, 2001 and 2000, respectively. Although the Company has profitable sales orders it is hampered in production due to a lack of financing to buy the materials needed to produce product. Those products that are produced have an acceptable gross profit margin and current customers will accept increased production. The Company's focus therefore is on increasing production of the orders already received.

    For the three months ended June 30, 2001, the cost of goods sold was $634,000 as compared to $2,811,000 for the three months ended March 31, 2000, a decrease of $2,177,000 or 77%. The decrease in cost of goods sold is due to the decrease in sales volume from customers offset by higher gross profit margins on the product sold.

    Gross profit was $106,000 (14% of net sales) for the second quarter of 2001 as compared to gross profit of $565,000 (17% of net sales) for the second quarter of 2000. The decrease in gross profit is attributable to fixed manufacturing costs unable to be absorbed at the decreased production level partially offset by the sale of products with higher gross profit margins, a decreased reliance on the development of new products and the related extra costs, and a change in allocation of overhead costs due to the reduction in manufacturing personnel.

    Selling, general and administrative expenses were $759,000 for the second quarter of 2001, representing a decrease of $277,000 or 27% from the second quarter of 2000. The decrease is due to the Company's downsizing of staff, review and elimination of expenses, and a conscious effort to minimize purchases.

    Engineering and product development expenses were $93,000 for the second quarter of 2001, representing a decrease of $229,000 or 71% from the corresponding quarter of 2000. The decrease is primarily comprised of staff downsizing and completion of process and products development costs that were necessary to bring new technology expertise for BGA, flip chip, fine pitch wire bonding, and other semiconductor interconnect technologies begun in 2000.

    Interest expense was $43,000 for the second quarter of 2001, representing an increase of $43,000 from the corresponding quarter of 2000. The primary cause of the increase was interest on additional notes payable.

    Non-cash interest and finance expense represents non-cash charges for beneficial conversion into Company equity of newly issued notes payable of $599,000, and non-cash charges for 450,000 shares of common stock issued to officers/directors valued at $38,000 in exchange for personal guarantees on notes payable. The expense of $599,000 is a non-cash charge posted to the capital account of the Company due to the beneficial conversion features of $500,000 of notes payable issued. In addition, the Company has granted stock options that are conditional upon conversion of the notes by the holders. At such time the notes become convertible, the stock options will be valued at the then existing fair market value under the Black-Scholes model of valuing stock options. In exchange for $450,000 in cash the Company issued notes payable for $450,000 and 3,600,000 shares which resulted in a non-cash interest and finance expense of $1,232,000.

    The Company has recorded a provision for the minimum California income taxes for the three months ended June 30, 2001, since the Company's operations have generated operating losses for both financial reporting and income tax purposes. A 100% valuation allowance has been provided on the total deferred income tax assets, as they are not more likely than not to be realized.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000
---------------------------------------

    The following discussion and analysis compares the results of operations for the first two fiscal quarters ended June 30, 2001 and 2000, and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included within this report.

    For the six months ended June 30, 2001, net sales were $1,625,000 as compared to net sales of $6,726,000 for the second quarter of 2000, resulting in decreased sales of $5,101,000 or 76%. The decrease in net sales is primarily the result of decreased sales to Schlumberger, totaling approximately $451,000 in 2001 and $4.2 million in 2000, a decrease of approximately $3.7 million. Sales to Schlumberger comprised 28% and 64% of total net sales for the six months ended June 30, 2001 and 2000, respectively. Although the Company has profitable sales orders it is hampered in production due to a lack of financing to buy the materials needed to produce product. Those products that are produced have an acceptable gross profit margin and current customers will accept increased production. The Company's focus therefore is on increasing production of the orders already received and generating new orders from current and potential customers.

    For the six months ended June 30, 2001, the cost of goods sold was $1,389,000 as compared to $6,125,000 for the six months ended March 31, 2000, a decrease of $4,736,000 or 77%. The decrease in cost of goods sold is due to the decrease in sales volume from customers offset by higher gross profit margins on the product sold.

    Gross profit was $236,000 (15% of net sales) for the first half of 2001 as compared to gross profit of $601,000 (9% of net sales) for the first half of 2000. The increase in gross profit is attributable to sale of products with higher gross profit margins, a decreased reliance on the development of new products and the related extra costs, and a change in allocation of overhead costs due to the reduction in manufacturing personnel.

    Selling, general and administrative expenses were $1,343,000 for the first half of 2001, representing a decrease of $506,000 or 27% from the first half of 2000. The decrease is due to the Company's downsizing of staff, review and elimination of expenses, and a conscious effort to minimize purchases.

    Engineering and product development expenses were $291,000 for the first half of 2001, representing a decrease of $390,000 or 57% from the corresponding first half of 2000. The decrease is primarily comprised of staff downsizing and completion of process and products development costs that were necessary to bring new technology expertise for BGA, flip chip, fine pitch wire bonding, and other semiconductor interconnect technologies begun in 2000.

    Interest expense was $83,000 for the first half of 2001, representing an increase of $83,000 from the corresponding quarter of 2000. The primary cause of the increase was interest on additional notes payable.

    Non-cash interest and finance expense represents non-cash charges for beneficial conversion into Company equity of newly issued notes payable of $638,000, and non-cash charges for 450,000 shares of common stock issued to officers/directors valued at $147,000 in exchange for personal guarantees on notes payable. The expense of $638,000 is a non-cash charge posted to the capital account of the Company due to the beneficial conversion features of $500,000 of notes payable issued. In addition, the Company has granted stock options that are conditional upon conversion of the notes by the holders. At such time the notes become convertible, the stock options will be valued at the then existing fair market value under the Black-Scholes model of valuing stock options. In exchange for $450,000 in cash the Company issued notes payable for $450,000 and 3,600,000 shares which resulted in a non-cash interest and finance expense of $1,232,000.

    The Company has recorded a provision for the minimum California income taxes for the six months ended June 30, 2001, since the Company's operations have generated operating losses for both financial reporting and income tax purposes. A 100% valuation allowance has been provided on the total deferred income tax assets, as they are not more likely than not to be realized.

    Several Preferred Stock shareholders have retroactively declined to accept dividends on their Preferred Shares resulting in a benefit to the Company of approximately $112,000 in the six months ended June 30, 2001.

    The Company believes that it has incurred an ownership change pursuant to
Section 382 of the Internal Revenue Code, and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations.

LIQUIDITY AND CAPITAL RESOURCES

    During the six months ended June 30, 2001, the Company financed its operations through notes payable from two of its directors ($375,000) and from 3 outside investors ($1,030,000), the execution of warrants ($3,000) as well as the issuance of common stock under the employee stock option program ($195,000). During the first six months of 2001, operating activities used $1,274,000. The Company's sources of liquidity at June 30, 2001 consist of inventories of $380,000 and trade accounts receivable of $547,000. The Company successfully negotiated the replacement of the Silicon Valley Bank line of credit with a new line of credit with Primary Funding and is continuing to pursue equity financing. There can be no assurance that the Company will be successful in any of its financing activities.

    The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the first half ended June 30, 2001, the Company had negative cash flows from operations totaling $1,274,000. In addition, the Company had a working capital deficit totaling $4,661,000 at June 30, 2001. Further, the Company has not made timely payments and was not in compliance with certain debt, lease, and service agreements. The Company must improve its profitability and obtain additional sources of liquidity through debt or equity financing to fund its operations, repay debt currently due and debt about to become due as well as its general working capital requirements. Management is currently monitoring its expenses in an effort to improve the effectiveness and efficiency of its available resources to assist in improving its profitability. Management is also currently exploring various debt and equity funding sources including and in addition to those with United States Semiconductor Corporation, as described below. There can be no assurance that any additional financing will be available to the Company on a timely basis or on acceptable terms or at all. The Company's inability to accomplish these goals will have a materially adverse effect on the Company's business, consolidated financial condition and operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         In July 2000, the Company entered into an Account Receivable Financing Agreement with Silicon Valley Bank ("Bank Credit Line") which was paid off May 23, 2001 and the line terminated. The Agreement was secured by all of the assets of the Company, and the Company could borrow up to $1,500,000 in total limited to 70% of account receivable acceptable to the bank. As of June 30, 2001, nothing was outstanding under the agreement.

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

         In February 2001, the Company executed a letter of intent with United States Semiconductor Corporation ("USSC") for a proposed transaction, which, if consummated, would provide that USSC will (i) grant the Company an exclusive, non transferable license for the use of USSC's technology in exchange for a percentage to be determined of the Company's common stock, and (ii) purchase a percentage yet to be determined of the common stock of the Company. The expenses to further develop the technology to a commercially feasible and manufacturable level are to be born by USSC. Once established, the Company is to manufacture the developed products and, upon sale, will be obligated to pay USSC a royalty, the amount of which has yet to be agreed upon. As of May 22, 2001 the Company has received $330,000 from USSC. Management is continuing its discussion with USSC in anticipation of executing a definitive agreement. The consummation of the transactions contemplated by the letter of intent are subject to a number of conditions that are outside the control of the Company and, therefore, there is no assurance that such transactions will be successfully completed.

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

         On May 11, 2001, the Company entered into a Security Agreement with Primary Funding Corporation ("PFC"), whereby the Company may, from time to time, sell, transfer and assign accounts to PFC at a discount not to exceed 20%. At June 30, 2001 approximately $300,000 was owed to Primary Funding.

         On May 11, 2001, PFC entered into three separate intercreditor agreements with three of the Company's creditors, whereby the creditors have subordinated and assigned their priority interests in the inventory and accounts of the Company.


FUTURE OPERATING RESULTS

    CUSTOMER CONCENTRATION. The Company has diversified its customer base during the first half and dependence on sales to one customer, Schlumberger, was reduced to 28% of the Company's net sales in the first half of 2001 as compared to 64% for 2000. The Company anticipates that reliance on this customer should continue to diminish in 2001 due to the expected increased sales to other customers.


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


                                             MELTRONIX, INC.
                                             ---------------
                                             (Registrant)



Date: August 22, 2001            By: /s/  Andrew K. Wrobel
      ---------------            -----------------------------------------------
                                 Andrew K. Wrobel
                                 Chairman of the Board of Directors
                                 President and Chief Executive Officer, Director



Date: August 22, 2001            By: /s/  Randal D. Siville
      ---------------            -----------------------------------------------
                                 Randal D. Siville
                                 Vice President of Finance,
                                 Chief Financial Officer and Secretary
                                 (Principal Financial and Accounting Officer)