Form 10-Q/A
period 2001-06-30
MELTRONIX INC
filed 2001-09-06
CIK 916232

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                  FORM 10-Q/A-1


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED          JUNE 30, 2001
                                          ---------------------------


                         COMMISSION FILE NUMBER   0-23562
                                                  -------

                                 MELTRONIX, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             CALIFORNIA                                  94-3142624
------------------------------------       -------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


 9577 CHESAPEAKE DRIVE, SAN DIEGO, CALIFORNIA                 92123
----------------------------------------------           ----------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code     (858) 292-7000
                                                     --------------------


       Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


       Yes  [X]                                        No [ ]


         At June 30, 2001, there were outstanding 20,969,279 shares of the Registrant's Common Stock, no par value per share.

================================================================================

  INDEX                                                                 PAGE NO.
  -----                                                                 --------


PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets  ...........................  4

           Condensed Consolidated Statements of Operations  .................  5

           Condensed Consolidated Statements of Cash Flows  .................  6

           Condensed Consolidated Statement of
               Changes in Shareholders' Deficit  ............................  7

           Notes to Condensed Consolidated Financial Statements  ............  8

Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations  ............... 11


Item 3.    Quantitative and Qualitative Disclosures About Market Risk  ...... 16


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings ................................................ 17

Item 2.    Changes in Securities and Use of Proceeds ........................ 18

Item 3.    Defaults upon Senior Securities .................................. 18

Item 4.    Submission of Matters to a Vote of Security Holders .............. 18

Item 5.    Other Information ................................................ 18

Item 6.    Exhibits and Reports on Form 8-K ................................. 19


SIGNATURES .................................................................. 20


                                   PART I - FINANCIAL INFORMATION
                                    ITEM 1 - FINANCIAL STATEMENTS


                                           MELTRONIX, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   JUNE 30,             December 31,
                                                                     2001                   2000
----------------------------------------------------------------------------------------------------------
ASSETS                                                           (UNAUDITED)
CURRENT ASSETS
    Accounts receivable, net                                $         547,000       $         406,000
    Inventories                                                       380,000                 418,000
    Other current assets                                                   --                  22,000
----------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                  927,000                 846,000
Property, plant and equipment, net                                    809,000               1,114,000
Other non-current assets                                               18,000                  18,000
----------------------------------------------------------------------------------------------------------
                                                            $       1,754,000       $       1,978,000
==========================================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
    Current portion of long-term debt                       $       1,520,000       $         573,000
    Line of credit                                                    300,000                 626,000
    Accounts payable                                                2,373,000               2,905,000
    Accrued liabilities                                             1,395,000               1,372,000
----------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                           5,588,000               5,476,000
Long-term debt, less current portion                                1,000,000                 524,000
----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                   6,588,000               6,000,000
----------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT
    Series A Convertible Preferred stock, no par value              8,171,000               9,019,000
    Common stock, no par value                                     46,362,000              43,721,000
    Accumulated deficit                                           (59,367,000)            (56,762,000)
----------------------------------------------------------------------------------------------------------
Total shareholders' deficit                                        (4,834,000)             (4,022,000)
----------------------------------------------------------------------------------------------------------
                                                            $       1,754,000       $       1,978,000
==========================================================================================================


                                                     MELTRONIX, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (unaudited)

                                               Three months ended June 30,          Six months ended June 30,
                                             ------------------------------      ------------------------------
                                                2001             2000              2001              2000
---------------------------------------------------------------------------------------------------------------
Net sales                                    $   740,000       $ 3,376,000       $ 1,625,000       $ 6,726,000
Cost of goods sold                               634,000         2,811,000         1,389,000         6,125,000
---------------------------------------------------------------------------------------------------------------
Gross profit                                     106,000           565,000           236,000           601,000

Selling, general and administrative              433,000         1,036,000         1,017,000         1,849,000
Engineering and product development               93,000           322,000           291,000           681,000
---------------------------------------------------------------------------------------------------------------
Loss from operations                            (420,000)         (793,000)       (1,072,000)       (1,929,000)

Other expense:
     Interest expense                            (43,000)               --           (83,000)               --
     Non-cash interest and finance
     expense (Note 6)                         (1,308,000)         (125,000)       (1,456,000)         (136,000)
     Other income, net                                --             4,000                --             3,000
---------------------------------------------------------------------------------------------------------------
Loss from operations before provision
     for income taxes                         (1,771,000)         (914,000)       (2,611,000)       (2,062,000)
Provision for income taxes                        (1,000)               --            (1,000)               --
---------------------------------------------------------------------------------------------------------------
Net loss                                      (1,772,000)         (914,000)       (2,612,000)       (2,062,000)

Dividends attributable to Series A
Convertible Preferred Stock                      (51,000)          (84,000)         (105,000)         (167,000)
Reversal of dividends
 (Note 7)                                          2,000                --           112,000                --
---------------------------------------------------------------------------------------------------------------
Net loss available to common                 $(1,821,000)      $  (998,000)      $(2,605,000)      $(2,229,000)
shareholders
===============================================================================================================
BASIC AND DILUTED LOSS PER COMMON SHARE      $     (0.10)      $     (0.09)      $     (0.15)      $     (0.20)
===============================================================================================================

                                 MELTRONIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                     Six months ended June 30,
                                                  ------------------------------
                                                       2001              2000
--------------------------------------------------------------------------------

NET CASH USED BY OPERATING ACTIVITIES:              $(1,274,000)    $  (867,000)

--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of fixed assets                          --         (92,000)
--------------------------------------------------------------------------------
Net cash used by investing activities                        --         (92,000)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings under debt agreements              1,405,000         750,000
        Principal payments on long-term debt,
           line of credit and promissory notes         (326,000)       (234,000)
        Issuance of common stock, net                   195,000         374,000
--------------------------------------------------------------------------------
Net cash provided by financing activities             1,274,000         890,000
--------------------------------------------------------------------------------
NET DECREASE IN CASH                                         --         (69,000)
CASH AT BEGINNING OF PERIOD                                  --         335,000
--------------------------------------------------------------------------------
CASH AT  END OF PERIOD                              $        --     $   266,000
================================================================================


                                                         MELTRONIX, INC.
                                           CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                                                    IN SHAREHOLDERS' DEFICIT
                                               FOR SIX MONTHS ENDED JUNE 30, 2001
                                                           (unaudited)

                                       Preferred Stock                   Common Stock             Accumulated
                                    Shares          Amount          Shares          Amount          Deficit           Total
                                --------------------------------------------------------------------------------------------------
Balance at January 1, 2001            9,085,023      $9,019,000      13,845,184     $43,721,000    $(56,762,000)     $(4,022,000)
Common stock issued                          --              --       5,335,077       1,614,000              --        1,614,000
Non-employee stock
  compensation                               --              --              --          54,000              --           54,000
Beneficial conversion
  expense                                    --              --              --          78,000              --           78,000

Conversion of debt                           --              --           6,000           2,000              --            2,000
Series A Convertible
  Preferred Stock dividends                  --              --              --              --        (105,000)        (105,000)
Reversal of dividends                        --              --              --              --         112,000          112,000

Conversion of Series A
  preferred stock and
  accrued dividends to
  common stock                         (854,243)       (848,000)      1,783,018         893,000              --           45,000
Net (loss)                                   --              --              --              --      (2,612,000)      (2,612,000)
----------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2001              8,230,780      $8,171,000      20,969,279     $46,362,000    $(59,367,000)     $(4,834,000)
==================================================================================================================================

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

                                 MELTRONIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - LIQUIDITY

    During the six months ended June 30, 2001, the Company experienced a net loss totaling $2,612,000 and had negative cash flows from operations for the six months ended June 30, 2001 totaling $1,274,000. In addition, the Company had a working capital deficit totaling $4,661,000, a tangible net worth deficit totaling $4,834,000 at June 30, 2001 and has not made timely payments and was not in compliance with certain debt, lease and service agreements. The Company must improve its profitability and obtain additional sources of liquidity through debt or equity financing to fund its operations, repay debt now due and debt about to become due and working capital requirements. There can be no assurance that any additional financing will be available to the Company on a timely basis or on acceptable terms or at all. The Company's inability to accomplish these goals will have a materially adverse effect on the Company's business, consolidated financial condition and operations.

NOTE 3 - INVENTORIES

    Inventories consist of the following:

                                            JUNE 30, 2001    December 31, 2000
                                         ------------------ --------------------
                                             (UNAUDITED)
           Raw materials ................$         480,000  $           488,000
           Work-in-progress .............            2,000              375,000
           Obsolescence reserve .........         (102,000)            (445,000)
                                         ------------------ --------------------

                                         $         380,000  $           418,000
                                         ================== ====================

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

NOTE 6 - CONVERTIBLE DEBT AND RELATED FINANCE CHARGES

    Non-cash interest and finance expense represents non-cash charges for beneficial conversion into Company equity of newly issued notes payable of $78,000, and non-cash charges for 450,000 shares of common stock issued to officers/directors valued at $147,000 in exchange for personal guarantees on notes payable. The expense of $78,000 is a non-cash charge posted to the capital account of the Company due to the amortization of beneficial conversion features of $500,000 of notes payable issued. In addition, the Company has granted stock options that are conditional upon conversion of the notes by the holders. At such time the notes become convertible, the stock options will be valued at the then existing fair market value under the Black-Scholes model of valuing stock options. Also included in non-cash interest and finance expense is a charge of $1,231,000 related to the issuance of 3,600,000 shares and $450,000 of notes payable in exchange for $450,000 in cash.

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

NOTE 8 - SUBSEQUENT EVENTS

    United States Semiconductor Corporation ("USSC") has funded an additional $225,000 since June 30, 2001 for a total of $555,000.

    Solona Venture Group, L.P. ("Solana") and MeltroniX, Inc. ("MeltroniX") entered into a letter of agreement July 2001 and Solana provided MeltroniX with a check for $150,000. The $150,000 is convertible into MeltroniX stock at $0.20 per share and if the stock is not publicly tradable within six months of conversion, Solana may tender the stock back to MeltroniX for an immediate payment of $150,000. The other terms of the letter of agreement were not fulfilled and are not active terms.

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

    For the three months ended June 30, 2001, the cost of goods sold was $634,000 as compared to $2,811,000 for the three months ended June 30, 2000, a decrease of $2,177,000 or 77%. The decrease in cost of goods sold is due to the decrease in sales volume from customers offset by higher gross profit margins on the product sold.

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

    Selling, general and administrative expenses were $433,000 for the second quarter of 2001, representing a decrease of $603,000 or 58% from the second quarter of 2000. The decrease is due to the Company's downsizing of staff, review and elimination of expenses, and a conscious effort to minimize purchases.

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

    Non-cash interest and finance expense represents non-cash charges for beneficial conversion into Company equity of newly issued notes payable of $39,000, and non-cash charges for 450,000 shares of common stock issued to officers/directors valued at $38,000 in exchange for personal guarantees on notes payable. The expense of $39,000 is a non-cash charge posted to the capital account of the Company due to the amortization of beneficial conversion features of $500,000 of notes payable issued. In addition, the Company has granted stock options that are conditional upon conversion of the notes by the holders. At such time the notes become convertible, the stock options will be valued at the then existing fair market value under the Black-Scholes model of valuing stock options. Also included in non-cash interest and finance expense is a charge of $1,231,000 related to the issuance of 3,600,000 shares and $450,000 of notes payable in exchange for $450,000 in cash.

    The Company has recorded a provision for the minimum California income taxes for the three months ended June 30, 2001, since the Company's operations have generated operating losses for both financial reporting and income tax purposes. A 100% valuation allowance has been provided on the total deferred income tax assets, as they are not more likely than not to be realized.

    A Preferred Stock shareholder and officer of the Company has retroactively declined to accept dividends on his Preferred Shares resulting in a benefit to the Company of approximately $2,000 in the three months ended June 30, 2001.

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

    Selling, general and administrative expenses were $1,017,000 for the first half of 2001, representing a decrease of $832,000 or 45% from the first half of 2000. The decrease is due to the Company's downsizing of staff, review and elimination of expenses, and a conscious effort to minimize purchases.

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

    Non-cash interest and finance expense represents non-cash charges for beneficial conversion into Company equity of newly issued notes payable of $78,000, and non-cash charges for 450,000 shares of common stock issued to officers/directors valued at $147,000 in exchange for personal guarantees on notes payable. The expense of $78,000 is a non-cash charge posted to the capital account of the Company due to the amortization of beneficial conversion features of $500,000 of notes payable issued. In addition, the Company has granted stock options that are conditional upon conversion of the notes by the holders. At such time the notes become convertible, the stock options will be valued at the then existing fair market value under the Black-Scholes model of valuing stock options. Also included in non-cash interest and finance expense is a charge of $1,231,000 related to the issuance of 3,600,000 shares and $450,000 of notes payable in exchange for $450,000 in cash.

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

    In July 2000, the Company entered into an Account Receivable Financing Agreement with Silicon Valley Bank ("Bank Credit Line") which was paid in full and replaced with a new line of credit with Primary Funding during the three months ended June 30, 2001. The line of credit agreement with Primary Funding is secured by all assets of the Company, and the Company can borrow up to $500,000 in total limited to 80% of account receivable acceptable to the bank. As of June 30, 2001, approximately $300,000 was outstanding under the line of credit agreement with Primary Funding.

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


FUTURE OPERATING RESULTS

    CUSTOMER CONCENTRATION. During the first half of 2001, net sales to the Company's top three customers were 70%, as compared to 74% during the three months ended March 31, 2001. This decrease is due to a more diversified customer base and a reduced dependence on sales to one customer, Schlumberger, which was reduced to 28% of the Company's net sales in the first half of 2001 as compared to 64% for 2000. The Company anticipates that reliance on these customers should continue to diminish in 2001 due to the expected increased sales to other customers.


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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

MeltroniX, Inc. added three new directors to the Board on July 27, 2001.

Mr. Robert M. Czajkowski has led three previous companies through rapid growth in electronics technology. These include management responsibilities at SAIC, Loral and Space Electronics, Inc. Space Electronics, Inc. was Inc.'s Fastest Growth Award Winner prior to its merger with Maxwell Technologies, Inc.

Mr. David J. Strobel brings 30 years of microelectronics experience, including technology, business development, strategic parternering and executive company growth. He holds four degrees from USAFA, Cornell, USC and Claremont. Mr. Strobel held positions of increasing responsibility at Northrop Electronics, SAIC, Space Electronics, Inc., and Maxwell Technologies. Mr. Strobel serves on the Board of Directors of three other technology firms.

Mr. Charles L. Wood is currently the President of the Life and Health Insurance Group of Unitrin, Inc., Chicago, Illinois. Prior to joining Unitrin, Mr. Wood was a senior executive at several semiconductor companies, including Motorola Semiconductor, Fairchild Semiconductor and Teledyne Semiconductor. From 1976 to 1978, Mr. Wood was President and CEO of Electronics Arrays, Inc., a Mountain View, California publicly traded semiconductor company. While there, he implemented a financial turnaround strategy for the company and afterwards, negotiated the merger of the company with NEC, a large Japanese corporation, of which Mr. Wood became Executive Vice President and Chief Operating Officer. Mr. Wood brings to the Boards decades of major industry and public company experience.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Reports on Form 8-K.

        None.


        The Exhibits filed as part of this report are listed below.

        Exhibit No.      Description
        -----------      -------------------------------------------------------

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MELTRONIX, INC.
                                                 ---------------
                                                 (Registrant)



Date:    September 5, 2001          By:      /s/  Andrew K. Wrobel
       -----------------------          ----------------------------------------
                                        Andrew K. Wrobel
                                        Chairman of the Board of Directors
                                        President and Chief Executive Officer,
                                        Director



Date:    September 5, 2001          By:      /s/  Randal D. Siville
       -----------------------          ----------------------------------------
                                        Randal D. Siville
                                        Vice President of Finance,
                                        Chief Financial Officer and Secretary
                                        (Principal Financial and Accounting
                                         Officer)