Form 10-Q
period 2001-09-30
MELTRONIX INC
filed 2001-11-13
CIK 916232

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                     ------------------

                         COMMISSION FILE NUMBER 0-23562
                                                -------

                                 MELTRONIX, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                  94-3142624
------------------------------------       -------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

     9577 CHESAPEAKE DRIVE, SAN DIEGO, CALIFORNIA                  92123
--------------------------------------------------------   ---------------------
         (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code            (858) 292-7000
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

       Yes [X]                              No [ ]

         At September 30, 2001, there were outstanding 24,613,614 shares of the Registrant's Common Stock, no par value per share.

================================================================================

INDEX                                                                   PAGE NO.
-----                                                                   --------

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets  .........................    4

           Condensed Consolidated Statements of Operations  ...............    5

           Condensed Consolidated Statements of Cash Flows  ...............    6

           Condensed Consolidated Statement of
               Changes in Shareholders' Deficit  ..........................    7

           Notes to Condensed Consolidated Financial Statements  ..........    8

Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations  .............   11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk  ....   18

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings ..............................................   19

Item 2.    Changes in Securities and Use of Proceeds ......................   20

Item 3.    Defaults upon Senior Securities ................................   20

Item 4.    Submission of Matters to a Vote of Security Holders ............   20

Item 5.    Other Information ..............................................   20

Item 6.    Exhibits and Reports on Form 8-K ...............................   20

SIGNATURES ................................................................   21

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                                 MELTRONIX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         SEPTEMBER 30,   December 31,
                                                             2001            2000
--------------------------------------------------------------------------------------
ASSETS                                                    (UNAUDITED)
CURRENT ASSETS
    Cash                                                 $     30,000    $         --
    Accounts receivable, net                                  150,000         406,000
    Inventories                                               142,000         418,000
    Other current assets                                           --          22,000
--------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                          322,000         846,000
Property, plant and equipment, net                            638,000       1,114,000
Other non-current assets                                       18,000          18,000
--------------------------------------------------------------------------------------
                                                         $    978,000    $  1,978,000
======================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
    Current portion of long-term debt                    $  2,022,000    $    573,000
    Line of credit                                             82,000         626,000
    Accounts payable                                        3,274,000       2,905,000
    Accrued liabilities                                     1,397,000       1,372,000
--------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                   6,775,000       5,476,000
Long-term debt, less current portion                        1,000,000         524,000
--------------------------------------------------------------------------------------
TOTAL LIABILITIES                                           7,775,000       6,000,000
--------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT
    Series A Convertible Preferred stock, no par value      8,171,000       9,019,000
    Common stock, no par value                             46,765,000      43,721,000
    Accumulated deficit                                   (61,733,000)    (56,762,000)
--------------------------------------------------------------------------------------
Total shareholders' deficit                                (6,797,000)     (4,022,000)
--------------------------------------------------------------------------------------
                                                         $    978,000    $  1,978,000
======================================================================================

                                                MELTRONIX, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (unaudited)

                                                 Three months ended              Nine months ended
                                                    September 30,                  September 30,
                                           -----------------------------   -----------------------------
                                               2001             2000           2001             2000
--------------------------------------------------------------------------------------------------------
Net sales                                  $    395,000    $  4,009,000    $  2,020,000    $ 10,735,000
Cost of goods sold                            1,181,000       3,487,000       2,570,000       9,612,000
--------------------------------------------------------------------------------------------------------
Gross profit                                   (786,000)        522,000        (550,000)      1,123,000
Selling, general and administrative           1,253,000         878,000       2,270,000       2,727,000
Engineering and product development             159,000         262,000         450,000         943,000
--------------------------------------------------------------------------------------------------------
Loss from operations                         (2,198,000)       (618,000)     (3,270,000)     (2,547,000)
Other expense:
     Interest expense                           (81,000)             --        (164,000)             --
     Non-cash interest and finance
       expense (Note 6)                         (39,000)       (222,000)     (1,495,000)       (358,000)
     Other income, net                            2,000              --           2,000           3,000
--------------------------------------------------------------------------------------------------------
Loss from operations before provision
     for income taxes                        (2,316,000)       (840,000)     (4,927,000)     (2,902,000)
Provision for income taxes                       (1,000)             --          (2,000)             --
--------------------------------------------------------------------------------------------------------
Net loss                                     (2,317,000)       (840,000)     (4,929,000)     (2,902,000)
Dividends attributable to Series A
Convertible Preferred Stock                     (49,000)        (84,000)       (154,000)       (251,000)
Reversal of dividends (Note 7)                       --              --         112,000              --
--------------------------------------------------------------------------------------------------------
Net loss available to common               $ (2,366,000)   $   (924,000)   $ (4,971,000)   $ (3,153,000)
========================================================================================================
BASIC AND DILUTED LOSS PER COMMON SHARE    $      (0.11)   $      (0.07)   $      (0.26)   $      (0.27)
========================================================================================================

                                 MELTRONIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                     2001               2000
--------------------------------------------------------------------------------

NET CASH USED BY OPERATING ACTIVITIES:           $(1,351,000)       $(1,708,000)

--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of fixed assets                       --            (98,000)
--------------------------------------------------------------------------------
Net cash used by investing activities                     --            (98,000)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings under debt agreements           1,925,000          1,119,000
        Principal payments on long-term debt,
           line of credit and promissory notes      (544,000)          (258,000)
        Issuance of common stock, net                     --            936,000
--------------------------------------------------------------------------------
Net cash provided by financing activities          1,381,000          1,797,000
--------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                       30,000             (9,000)
CASH AT BEGINNING OF PERIOD                               --            335,000
--------------------------------------------------------------------------------
CASH AT END OF PERIOD                            $    30,000        $   326,000
================================================================================

                                                MELTRONIX, INC.
                                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                                           IN SHAREHOLDERS' DEFICIT
                                   FOR NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                  (unaudited)

                                        Preferred Stock              Common Stock         Accumulated
                                    Shares         Amount        Shares        Amount       Deficit        Total
--------------------------------------------------------------------------------------------------------------------

Balance at January 1, 2001          9,085,023  $  9,019,000    13,845,184  $ 43,721,000  $(56,762,000) $ (4,022,000)
Common stock issued                        --            --     8,979,412     1,978,000            --     1,978,000
Non-employee stock compensation            --            --            --        54,000            --        54,000
Beneficial conversion expense              --            --            --       117,000            --       117,000

Conversion of debt                         --            --         6,000         2,000            --         2,000
Series A Convertible
  Preferred Stock dividends                --            --            --            --      (154,000)     (154,000)
Reversal of dividends                      --            --            --            --       112,000       112,000
Conversion of Series A
  preferred stock and accrued
  dividends to common stock          (854,243)     (848,000)    1,783,018       893,000            --        45,000
Net (loss)                                 --            --            --            --    (4,929,000)   (4,929,000)
--------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2001       8,230,780  $  8,171,000    24,613,614  $ 46,765,000  $(61,733,000) $ (6,797,000)
====================================================================================================================

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

BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements and related notes as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim period. The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 2000 in the Company's Annual Report on Form 10-K. Readers of this Quarterly Report on Form 10-Q are strongly encouraged to review the Company's Annual Report on Form 10-K.

                                 MELTRONIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - LIQUIDITY

         During the nine months ended September 30, 2001, the Company experienced a net loss totaling $4,929,000 and had negative cash flows from operations for the nine months ended September 30, 2001 totaling $1,351,000. In addition, the Company had a working capital deficit totaling $6,453,000, a tangible net worth deficit totaling $6,797,000 at September 30, 2001 and has not made timely payments and was not in compliance with certain debt, lease and service agreements. The Company must improve its profitability and obtain additional sources of liquidity through debt or equity financing to fund its operations, repay debt now due and debt about to become due and working capital requirements. There can be no assurance that any additional financing will be available to the Company on a timely basis or on acceptable terms or at all. The Company's inability to accomplish these goals will have a materially adverse effect on the Company's business, consolidated financial condition and operations.

NOTE 3 - INVENTORIES

         Inventories consist of the following:

                                               SEPTEMBER 30,    December 31,
                                                   2001             2000
                                               ------------     ------------
                                               (UNAUDITED)
           Raw materials ..................... $   161,000      $   488,000
           Work-in-progress ..................          --          375,000
           Obsolescence reserve ..............     (19,000)        (445,000)
                                               ------------     ------------
                                               $   142,000      $   418,000
                                               ============     ============

NOTE 4 - EFFECTS OF INCOME TAXES

         The Company has recorded a provision only for California minimum corporate taxes for the nine months ended September 30, 2001, since the Company's operations have generated operating losses for both financial reporting and income tax purposes. A 100% valuation allowance has been provided on the total deferred income tax assets, as they are not more likely than not to be realized.

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

                                 MELTRONIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - NET INCOME (LOSS) PER SHARE

         The computation of diluted loss per share for both three and nine month periods ended September 30, 2001 and 2000, excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants and convertible preferred shares because their effect was antidilutive due to losses incurred by the Company.

NOTE 6 - CONVERTIBLE DEBT AND RELATED FINANCE CHARGES

         Non-cash interest and finance expense represents non-cash charges for beneficial conversion into Company equity of newly issued notes payable of $117,000, and non-cash charges for 450,000 shares of common stock issued to officers/directors valued at $147,000 in exchange for personal guarantees on notes payable. The expense of $117,000 is a non-cash charge posted to the capital account of the Company due to the amortization of beneficial conversion features of $500,000 of notes payable issued. In addition, the Company has granted stock options that are conditional upon conversion of the notes by the holders. At such time the notes become convertible, the stock options will be valued at the then existing fair market value under the Black-Scholes model of valuing stock options. Also included in non-cash interest and finance expense is a charge of $1,378,000 related to the issuance of 5,600,000 shares and $450,000 of notes payable in exchange for $625,000 in cash.

NOTE 7 - EQUITY TRANSACTIONS

         During the nine months ended September 30, 2001, several Preferred Stock shareholders have retroactively declined to accept dividends on their Preferred Shares resulting in a benefit to the Company of approximately $112,000 for the nine months ended September 30, 2001.

NOTE 8 - SUBSEQUENT EVENTS

         United States Semiconductor Corporation ("USSC") has funded an additional $75,000 since September 30, 2001 for a total of $757,000.

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

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
----------------------------------------------

         The following discussion and analysis compares the results of operations for the fiscal quarter ended September 30, 2001 and 2000, and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included within this report.

         For the three months ended September 30, 2001, net sales were $395,000 as compared to net sales of $4,009,000 for the three months ended September 30, 2000, resulting in decreased sales of $3,614,000 or 90%. The decrease in net sales is primarily the result of decreased sales to Schlumberger, totaling approximately $118,000 in 2001 and $1.0 million in 2000, a decrease of approximately $900,000. Although the Company has profitable sales orders it is hampered in production due to a lack of financing to buy the materials needed to produce product. Those products that are produced have an acceptable gross profit margin and current customers will accept increased production. The Company's focus therefore is on increasing production of the orders already received.

         For the three months ended September 30, 2001, the cost of goods sold was $1,181,000 as compared to $3,487,000 for the three months ended September 30, 2000, a decrease of $2,306,000 or 66%. The decrease in cost of goods sold is due to the decrease in sales volume from customers offset by higher gross profit margins on the product sold.

         Gross loss was $786,000 for the third quarter of 2001 as compared to gross profit of $522,000 (13% of net sales) for the third quarter of 2000. The decrease in gross profit is attributable to fixed manufacturing costs unable to be absorbed at the decreased production level partially offset by the sale of products with higher gross profit margins, a decreased reliance on the development of new products and the related extra costs, and a change in allocation of overhead costs due to the reduction in manufacturing personnel.

         Selling, general and administrative expenses were $1,253,000 for the third quarter of 2001, representing an increase of $375,000 or 43% from the third quarter of 2000. The increase is due to a one time charge of $250,000 related to the resignation of Andrew Wrobel, former President, CEO and Chairman of the Board of Directors as well as charges related to the search for continuing financing of the Company.

         Engineering and product development expenses were $159,000 for the third quarter of 2001, representing a decrease of $103,000 or 39% from the corresponding quarter of 2000. The decrease is primarily comprised of staff downsizing and completion of process and products development costs that were necessary to bring new technology expertise for BGA, flip chip, fine pitch wire bonding, and other semiconductor interconnect technologies begun in 2000.

         Interest expense was $81,000 for the third quarter of 2001, representing an increase of $81,000 from the corresponding quarter of 2000. The primary cause of the increase was interest on additional notes payable.

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

         The Company has recorded a provision for the minimum California income taxes for the three months ended September 30, 2001, since the Company's operations have generated operating losses for both financial reporting and income tax purposes. A 100% valuation allowance has been provided on the total deferred income tax assets, as they are not more likely than not to be realized.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
---------------------------------------------

         The following discussion and analysis compares the results of operations for the first two fiscal quarters ended September 30, 2001 and 2000, and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included within this report.

         For the nine months ended September 30, 2001, net sales were $2,020,000 as compared to net sales of $10,735,000 for the first nine months of 2000, resulting in decreased sales of $8,715,000 or 81%. The decrease in net sales is primarily the result of decreased sales to Schlumberger, totaling approximately $569,000 in 2001 and $5.2 million in 2000, a decrease of approximately $4.7 million. Although the Company has profitable sales orders it is hampered in production due to a lack of financing to buy the materials needed to produce product. Those products that are produced have an acceptable gross profit margin and current customers will accept increased production. The Company's focus therefore is on increasing production of the orders already received and generating new orders from current and potential customers.

         For the nine months ended September 30, 2001, the cost of goods sold was $2,570,000 as compared to $9,612,000 for the nine months ended September 30, 2000, a decrease of $7,042,000 or 73%. The decrease in cost of goods sold is due to the decrease in sales volume from customers offset by higher gross profit margins on the product sold.

         Gross loss was $550,000 for the nine months ended September 30, 2001 as compared to gross profit of $1,123,000 (10% of net sales) for the nine months ended September 30, 2000. The decrease in gross profit is attributable to fixed manufacturing costs unable to be absorbed at the decreased production level partially offset by the sale of products with higher gross profit margins, a decreased reliance on the development of new products and the related extra costs, and a change in allocation of overhead costs due to the reduction in manufacturing personnel.

         Selling, general and administrative expenses were $2,270,000 for the nine months ended September 30, 2001, representing a decrease of $457,000 or 17% from the nine months ended September 30, 2000. The decrease is due to the Company's downsizing of staff, review and elimination of expenses, and a conscious effort to minimize purchases. That is offset by $250,000 charged to expense related to Andrew Wrobel's resignation, which represents $100,000 in cash and 1,250,000 of common stock valued at $150,000. Mr. Wrobel is the former President, CEO and Chairman of the Board of Directors.

         Engineering and product development expenses were $450,000 for the nine months ended September 30, 2001, representing a decrease of $493,000 or 52% from the corresponding nine months ended September 30, 2000. The decrease is primarily comprised of staff downsizing and completion of process and products development costs that were necessary to bring new technology expertise for BGA, flip chip, fine pitch wire bonding, and other semiconductor interconnect technologies begun in 2000.

         Interest expense was $164,000 for the nine months ended September 30, 2001, representing an increase of $164,000 from the corresponding period of 2000. The primary cause of the increase was interest on additional notes payable.

         Non-cash interest and finance expense represents non-cash charges for beneficial conversion into Company equity of newly issued notes payable of 117,000, and non-cash charges for 450,000 shares of common stock issued to officers/directors valued at $147,000 in exchange for personal guarantees on notes payable. The expense of $117,000 is a non-cash charge posted to the capital account of the Company due to the amortization of beneficial conversion features of $500,000 of notes payable issued. In addition, the Company has granted stock options that are conditional upon conversion of the notes by the holders. At such time the notes become convertible, the stock options will be valued at the then existing fair market value under the Black-Scholes model of valuing stock options. Also included in non-cash interest and finance expense is a charge of $1,378,000 related to the issuance of 5,600,000 shares and $450,000 of notes payable in exchange for $625,000 in cash.

         The Company has recorded a provision for the minimum California income taxes for the nine months ended September 30, 2001, since the Company's operations have generated operating losses for both financial reporting and income tax purposes. A 100% valuation allowance has been provided on the total deferred income tax assets, as they are not more likely than not to be realized.

         Several Preferred Stock shareholders have retroactively declined to accept dividends on their Preferred Shares resulting in a benefit to the Company of approximately $112,000 in the nine months ended September 30, 2001.

         The Company believes that it has incurred an ownership change pursuant to Section 382 of the Internal Revenue Code, and, as a result, the Company believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 2001, the Company financed its operations through notes payable from two of its directors ($375,000) and from 3 outside investors ($1,030,000), the execution of warrants ($3,000) as well as the issuance of common stock under the employee stock option program ($195,000). During the first nine months of 2001, operating activities used $1,351,000. The Company's sources of liquidity at September 30, 2001 consist of inventories of $142,000 and trade accounts receivable of $150,000. The Company successfully negotiated the replacement of the Silicon Valley Bank line of credit with a new line of credit with Primary Funding and is continuing to pursue equity financing. There can be no assurance that the Company will be successful in any of its financing activities.

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the nine months ended September 30, 2001, the Company had negative cash flows from operations totaling $1,351,000. In addition, the Company had a working capital deficit totaling $6,453,000 at September 30, 2001. Further, the Company has not made timely payments and was not in compliance with certain debt, lease, and service agreements. The Company must improve its profitability and obtain additional sources of liquidity through debt or equity financing to fund its operations, repay debt currently due and debt about to become due as well as its general working capital requirements. Management is currently monitoring its expenses in an effort to improve the effectiveness and efficiency of its available resources to assist in improving its profitability. Management is also currently exploring various debt and equity funding sources including and in addition to those with United States Semiconductor Corporation, as described below. There can be no assurance that any additional financing will be available to the Company on a timely basis or on acceptable terms or at all. The Company's inability to accomplish these goals will have a materially adverse effect on the Company's business, consolidated financial condition and operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         In July 2000, the Company entered into an Account Receivable Financing Agreement with Silicon Valley Bank ("Bank Credit Line") which was paid in full and replaced with a new line of credit with Primary Funding in May 2001. The line of credit agreement with Primary Funding is secured by the assets of the Company, and the Company can borrow up to $500,000 in total limited to 80% of account receivable acceptable to the bank. As of September 30, 2001, approximately $82,000 was outstanding under the line of credit agreement with Primary Funding.

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

         In February 2001, the Company executed a letter of intent with United States Semiconductor Corporation ("USSC") for a proposed transaction, which, if consummated, would provide that USSC will (i) grant the Company an exclusive, non transferable license for the use of USSC's technology in exchange for a percentage to be determined of the Company's common stock, and (ii) purchase a percentage yet to be determined of the common stock of the Company. The expenses to further develop the technology to a commercially feasible and manufacturable level are to be born by USSC. Once established, the Company is to manufacture the developed products and, upon sale, will be obligated to pay USSC a royalty, the amount of which has yet to be agreed upon. As of November 6, 2001 the Company has received $757,000 from USSC. Management is continuing its discussion with USSC in anticipation of executing a definitive agreement. The consummation of the transactions contemplated by the letter of intent are subject to a number of conditions that are outside the control of the Company and, therefore, there is no assurance that such transactions will be successfully completed.

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

         On May 11, 2001, the Company entered into a Security Agreement with Primary Funding Corporation ("PFC"), whereby the Company may, from time to time, sell, transfer and assign accounts to PFC at a discount not to exceed 20%. At September 30, 2001 approximately $82,000 was owed to Primary Funding.

         On May 11, 2001, PFC entered into three separate intercreditor agreements with three of the Company's creditors, whereby the creditors have subordinated and assigned their priority interests in the inventory and accounts of the Company.

        Solana Venture Group, L.P. ("Solana") and MeltroniX, Inc. ("MeltroniX") entered into a letter of agreement July 2001 and Solana provided MeltroniX with a check for $150,000. The $150,000 is convertible into MeltroniX stock at $0.20 per share. If the stock is not publicly tradable within nine months of conversion, Solana may tender the stock back to MeltroniX for an immediate payment of $150,000. The other terms of the letter of agreement pertaining to additional funding by Solana were not fulfilled and are not active terms. Solana has requested that the conversion price be lowered.

         On September 27, 2001, La Jolla Cove Investors, Inc. purchased from the Company one million common stock shares for consideration of $100,000.

         Between September 20, 2001 and November 6, 2001 Tribe Communications, Inc. has purchased from the Company five million common stock shares for consideration of approximately $260,000. At November 6, 2001 approximately $120,000 is still due to the Company.

FUTURE OPERATING RESULTS

         CUSTOMER CONCENTRATION. During the first nine months of 2001, net sales to the Company's top three customers were 70%, as compared to 92% during the first nine months of 2000. This decrease is due to a more diversified customer base and a reduced dependence on sales to one customer, Schlumberger, which was reduced to 28% of the Company's net sales in the first nine months of 2001 as compared to 50% for 2000. The Company anticipates that reliance on these customers should continue to diminish due to expected increased sales to other customers.

         MeltroniX (MTNX-OTC:BB) was founded in 1979 as a developer and manufacturer of high-density packaging and interconnect microelectronic products for communications, automatic test equipment and other micro-electronic applications. This work has positioned MeltroniX as an attractive source for a wide variety of state-of-the-art electronic packaging solutions, including a broad range of packaging styles and materials. Although MeltroniX has performed some work for aerospace companies, that major San Diego industry group was never a major focus.

         US Semiconductor (USS - a privately held corporation) was formed in 1998 to leverage a new technology called RHI-NO, under exclusive licenses from Lawrence Livermore National Laboratories. This technology improves the radiation tolerance of commercially available semiconductors. Tests at Sandia Labs indicate it should also improve the speed and power characteristics of most chip devices, which could open up large commercial applications. The worldwide market for radiation tolerant semiconductors is estimated to be $1.3 Billion and growing. Traditional chip suppliers have moved away from space and military markets, which require radiation hardened solutions. Computer and Internet production preoccupy the major micro-electronic suppliers today. Current world events have created an unprecedented urgency for devices to be used in tactical platforms, commercial and government communications, and surveillance satellites, as well as ground systems security.

         This confluence of MeltroniX manufacturing capabilities and US-Semi's need for production and marketing skills to rationalize RHI-NO has resulted in truly extraordinary timed synergy for investors and for the nation. In February of 2001, USS and MeltroniX signed a Letter of Intent (LOI) to purchase 50% of the stock of MeltroniX. Included in this deal is the granting of exclusive license for RHI-NO technology. This process is underway as USS continues to raise funds from private investors to complete the transaction.

         The events of September 11th followed by unanimous passage by the U.S. Senate of a $395 Billion Defense budget October 3rd, will accelerate the demand of improved surveillance and tactical systems and the radiation tolerant electronic devices to make them work. On September 27th, the MeltroniX Board announced new management under the leadership of Robert Czajkowski as CEO, and a new focus on space and military business. The technology is imminent, the organization is developing, the market is unfolding, and successful exploitation of these elements is in the hands of experienced, proven management.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         At a meeting of the Board of Directors of the Company in late September, 2001, Andrew K. Wrobel resigned as President and CEO of the Company. Mr. Wrobel was replaced in both capacities by Robert M. Czajkowski. Mr. Czajkowski had previously joined the Board of Directors of the Company on July 27, 2001.

         This change in management is part of an ongoing process in transforming the Company from its traditional role as solely a commercial semiconductor interconnect solution provider to a leading role in the delivery of proprietary products for defense and space applications, as well.

         The change in management is further described in the Form 8-K Current Report filed by the Company on September 27, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Reports on Form 8-K.

         The Company filed a Form 8-K Current Report on September 27, 2001 to report the following: (i) certain changes in management as summarized in Item 5 hereof; (ii) Board approval of the registration of securities issued to United States Semiconductor Corporation ("US-Semi") and its affiliates in conjunction with the infusion of cash and the issuance of intellectual property licenses to the Company; and, (iii) the Board's proposal for an increase in the number of authorized shares of the Company necessary to effect the US-Semi registration transaction, which proposal will be presented to shareholders at the 2001 Annual Meeting of Shareholders. The Current Report also included biographical information on Mr. Czajkowski and two other new directors.


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

                                         MELTRONIX, INC.
                                         ---------------
                                           (Registrant)

Date:    November 7, 2001       By: /s/  Robert M. Czajkowski
       ---------------------        --------------------------------------------
                                    Robert M. Czajkowski
                                    President and Chief Executive Officer,
                                    Director

Date:    November 7, 2001       By: /s/  Randal D. Siville
       ---------------------        --------------------------------------------
                                    Randal D. Siville
                                    Vice President of Finance,
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)