Form 10-K
period 2001-12-31
MELTRONIX INC
filed 2002-04-16
CIK 916232

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 DECEMBER 31, 2001
                          -----------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________________ to _______________________

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

               9577 CHESAPEAKE DRIVE, SAN DIEGO, CALIFORNIA 92123
 -------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 31, 2002 was approximately $2,223,000 (based upon the closing price for shares of the Registrant's Common Stock as quoted by the OTC Bulletin Board for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         On March 31, 2002, 29,848,331 shares of the Registrant's Common Stock, no par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

  Portions of the Registrant's Definitive Proxy Statement for the Registrant's
    Annual Meeting to be filed with the SEC on or before April 30, 2002, are incorporated by reference into Part III of this Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

THIS DOCUMENT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AS SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS DOCUMENT, INCLUDING WITHOUT LIMITATION, THE STATEMENTS UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "LIQUIDITY AND CAPITAL RESOURCES" REGARDING MELTRONIX' STRATEGIES, PLANS, OBJECTIVES, EXPECTATIONS, AND FUTURE OPERATING RESULTS ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE AT THIS TIME, WE CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. ACTUAL RESULTS COULD DIFFER MATERIALLY BASED UPON A NUMBER OF FACTORS INCLUDING, BUT NOT LIMITED TO, LEVERAGE AND DEBT SERVICE, OUR RELIANCE ON A SMALL NUMBER OF CUSTOMERS, DEPENDENCE ON CONTINUED GROWTH IN WIRELESS TELECOMMUNICATIONS, INTERNET EQUIPMENT AND HIGH BANDWIDTH COMMUNICATION MARKETS, VARIABILITY OF CUSTOMER REQUIREMENTS, TECHNOLOGICAL CHANGE, LIMITED SOURCES OF SUPPLY, DEPENDENCE ON KEY PERSONNEL, COMPETITION, GOVERNMENT REGULATIONS, EXPANSION OF OPERATIONS, LIMITED PUBLIC MARKET AND LIQUIDITY, SHARES ELIGIBLE FOR FUTURE SALE, IMPACT OF ANTI-TAKEOVER MEASURES, MELTRONIX' COMMON STOCK BEING SUBJECT TO PENNY STOCK REGULATION AND OTHER RISKS DETAILED IN MELTRONIX' SECURITIES AND EXCHANGE COMMISSION FILINGS. STATEMENTS MADE HEREIN ARE AS OF THE DATE OF THIS FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("COMMISSION"). MELTRONIX DISCLAIMS ANY OBLIGATION TO UPDATE THE CONTENTS OF THE STATEMENTS SUBSEQUENT TO THE FILING OF THE FORM 10-K, EXCEPT AS MAY BE REQUIRED BY LAW.

MeltroniX, Inc. founded in 1984 and its wholly-owned subsidiaries (MeltroniX Solutions, Inc., Microelectronic Packaging of America, Inc., and MPI Place Holder, Inc.) are providers of Advanced Electronic Manufacturing Services, Products, Design, and Testing to high growth industries and applications including: Internet equipment; wireless/telecommunication; medical; satellites and military systems; and broadband communication and other electronic systems manufacturers. This is based on MeltroniX' ability to develop and manufacture high-density packaging and interconnect microelectronic products. Today MeltroniX is placing renewed emphasis on military and space applications by leveraging its capabilities in offering devices which are radiation tolerant and qualified to military specifications.

Some of MeltroniX' standard products will utilize United States Semiconductor Corporation's ("USSC" - a privately held corporation) proprietary, patented process called RHI-NO(TM) (Radiation Hardened Integrated circuit-NO redesign) which is based on two exclusive licenses from Lawrence Livermore National Laboratory. The process instills dramatic improvements in chip tolerance of radiation effects, independent of the fabrication process. It enables satellite and military system designers to use commercial parts that may not have been available in the past because of radiation performance problems. RHI-NO(TM) is not expected to generate any revenue in 2002.

This confluence of capabilities between MeltroniX and USSC's need for a manufacturing and marketing organization to commercialize RHI-NO has resulted in a true synergy. In February of 2001, USSC and MeltroniX signed a Letter of Intent (LOI) for USSC to purchase 50% of the stock of MeltroniX. Included in this deal is the granting of a sub-license for RHI-NO technology. This process is underway as USSC continues to raise funds from private investors to complete the transaction.

US SEMICONDUCTOR. In February 2001, MeltroniX executed a letter of intent with United States Semiconductor Corporation ("USSC") for a transaction, which, when consummated, will provide that USSC will (i) grant MeltroniX an exclusive, non transferable license for the use of USSC's technology in exchange for a percentage to be determined of MeltroniX' common stock, and (ii) purchase a percentage yet to be determined of the common stock of MeltroniX. The expenses to further develop the technology to a commercially feasible and manufacturable level are to be born by USSC. Once established, MeltroniX is to manufacture the developed products and, upon sale, will be obligated to pay USSC a royalty, the amount of which has yet to be agreed upon. To date, MeltroniX had received an advance of $1,211,000 from USSC. Management is continuing its discussion with USSC in anticipation of executing a definitive agreement. The consummation of the transactions contemplated by the letter of intent are subject to a number of conditions that are outside the control of MeltroniX and, therefore, there is no assurance that such transactions will be successfully completed.

USSC was formed in 1998 to leverage a new technology called RHI-NO, under exclusive licenses from Lawrence Livermore National Laboratories. This technology improves the radiation tolerance of commercially available semiconductors. Tests at Sandia Labs indicate it should also improve the speed and power characteristics of most chip devices, which could open up large commercial applications. The worldwide market for radiation tolerant semiconductors is estimated to be $1.3 billion and growing. Traditional chip suppliers have moved away from space and military markets, which require radiation hardened solutions. Computer and Internet production preoccupy the major micro-electronic suppliers today. Current world events have created an unprecedented urgency for devices to be used in tactical platforms, commercial and government communications, and surveillance satellites, as well as ground systems security.

The events of September 11, 2001 followed by unanimous passage by the U.S. Senate of a $329 billion Defense budget on October 3, 2001, will accelerate the demand of improved surveillance and tactical systems and the radiation tolerant electronic devices to make them work. On September 27, 2001 the MeltroniX Board announced new management under the leadership of Robert Czajkowski as CEO, and a new focus on space and military business. The technology is imminent, the organization is developing, the market is unfolding, and successful exploitation of these elements is in the hands of experienced, proven management.

INDUSTRY OVERVIEW

The semiconductor industry sales are estimated to be $225 billion in 2001, a global business with a high degree of fragmentation and specialization. A subset of this is the market for radiation tolerant semiconductor devices for satellite applications, which is estimated to be $1.3 billion. Although 2001 witnessed a dramatic drop in overall semiconductor demand due to the dot com collapse and its repercussions, the semiconductor industry is expected to rebound in 2002/2003, with the subset of military and satellite sales growing at 10%.

Worldwide satellite industry sales in 2000 were $81.1 billion, a 17% increase over 1999, with satellite manufacturing sales at $15.8 billion, 10% growth over 1999. However, the industry continues to be burdened with lack of access to the more advanced, faster, more powerful commercial semiconductor devices because of unknown or poor radiation performance. Satellite designers have a need for a process that will allow them to use commercial devices and systems. This has also meant a limitation in the types of rad hard circuits available. Of the millions of standard and semi-custom products, not including application specific integrated circuits (ASIC), that a product designer normally can choose from, only a fraction of these have been duplicated by the current rad hard device suppliers. This forces the designer to limit functionality of the design, to select expensive and heavy shielding options, or to use elaborate, heavy, and expensive circuit redundancy schemes.

Two other trends in satellite manufacturing are important. First is the movement of satellite manufacturing contracts away from the US to Europe (European manufacturing increased from 23% market share in 1999 to 48% in 2000). This trend along with the desire by Europeans to "buy European", has made the marketing challenge that much greater, to be addressed by partnering or other arrangements. Another trend is towards greater use of geosynchronous satellites. Since the primary concern in GEO orbits for radiation is "single event effects", this creates a positive environment for RHI-NO(TM) technology where it is expected to have its greatest technological benefit.

The US defense industry, budgeted at $329 billion for 2002 and which received a 20% budget boost due to the events of September 11, 2001, cannot use many of the most advanced semiconductor devices, since they often do not meet the environmental and quality standards required. They are also burdened by constant obsolescence of devices used in existing equipment. The Defense Department has tried to bridge the gap with funding support of older production lines. The best option for defense requirements would be to use lower cost, higher performance commercial parts and improve their reliability with a process that is independent of chip fabrication. MeltroniX has the ability to meet this need by virtue of its Multichip Models capability to emulate and reproduce portions of older circuits, and its ability to select and screen components which can meet these rigid standards.

CORPORATE STRATEGY

We are seeking to produce commodity products for space and military purposes. MeltroniX wants to manufacture and sell products used in tactical platforms, commercial and government communications, surveillance satellites, and ground security systems.

This confluence of MeltroniX capabilities and the need for a manufacturing and marketing organization to commercialize RHI-NO(TM) technology is a natural fit. In February of 2001, USSC and MeltroniX signed a Letter of Intent (LOI) for USSC to purchase 50% of the stock of MeltroniX. Included in this deal is the granting of an exclusive license for RHI-NO technology. This process is underway as USSC continues to raise the funds from private investors to complete the transaction.

While continuing to service the commercial business developed at MeltroniX in the past several years, its energies will be focused on the exploitation of its technology, talents, and contacts in space and military projects.

2001 CORPORATE HIGHLIGHTS

February 2001: Signing of the USSC /MeltroniX Letter of Intent for licensing of RHI-NO(TM) technology July 2001: Board of Director changes with the addition of Dave Strobel, Chuck Wood, and Robert Czajkowski September 2001: Appointment of Robert Czajkowski as CEO and President

KEY TECHNOLOGIES

Chip and wire hybrids
Chip-on-board and SMT assembly
FLIP Chip
BGA high-density
packaging
Thick-film or thin film substrates
Organic laminate substrates
Plated-up copper and beryllia substrates
Hermetic Kovar and ceramic packages
Wafer bumping

PRODUCT LINES

Advanced IC Packaging Products - including multilayer ceramic packages and substrates, including pin grid arrays (PGA's), leaded chip carriers, ceramic quad flat packs and ceramic substrates along with FLIP Chip, Surface Mount and BGA modules.

Multichip Modules (MCM's) - multiple ICs (either die or packaged) mounted directly onto a high density substrate, provide higher performance, lower power consumption, less size and weight, and lower cost.

Radiation Hardened Products - MeltroniX intends to offer a number of advanced electronic functions in hermetic ceramic packages which are built and tested to the stringent requirements of space projects, including survivability to the natural radiation affects in space. Included in this family of components are RHI-NO processed commercial ICs available in monolithic or MCM configurations. RHI-NO(TM) is not expected to generate any revenue in 2002.

LICENSE AND OTHER SIGNIFICANT AGREEMENTS

MeltroniX seeks to obtain licenses to technologies that complement and expand the current technologies that MeltroniX owns. These agreements, along with certain other significant agreements of MeltroniX, are discussed below.

US SEMICONDUCTOR. In February 2001, MeltroniX executed a letter of intent with United States Semiconductor Corporation ("USSC") for a transaction, which, when consummated, will provide that USSC will (i) grant MeltroniX an exclusive, non transferable license for the use of USSC's technology in exchange for a percentage to be determined of MeltroniX' common stock, and (ii) purchase a percentage yet to be determined of the common stock of MeltroniX. The expenses to further develop the technology to a commercially feasible and manufacturable level are to be born by USSC. Once established, MeltroniX is to manufacture the developed products and, upon sale, will be obligated to pay USSC a royalty, the amount of which has yet to be agreed upon. To date, MeltroniX had received an advance of $1,211,000 from USSC. Management is continuing its Discussion with USSC in anticipation of executing a definitive agreement. The consummation of the transactions contemplated by the letter of intent are subject to a number of conditions that are outside the control of MeltroniX and, therefore, there is no assurance that such transaction will be successfully completed.

ENGINEERING AND PRODUCT DEVELOPMENT

MeltroniX provides design, assembly and test services and features engineering and product development as a differentiating service over its competitors. Engineering and product development expenditures were approximately $590,000, $1,276,000, and $736,000 in 2001, 2000 and 1999, respectively.

MeltroniX developed one new product in 2001 for L3 Communications that at this time is still in development and expected to go into production during the second quarter of 2002. Developing new products is costly and resulted in additional expenses in 2001 not entirely offset by production revenue. In 2002 production of those newly developed products will result in revenues to MeltroniX. MeltroniX continues to seek new customers and products that will require development costs, but which MeltroniX feels future revenues will offset. MeltroniX also seeks to charge to the customer as much of the development cost as is possible in the negotiations with customers.

MANUFACTURING, SUPPLIERS AND TOTAL QUALITY PROGRAM

We believe that our ability to manufacture our products in a timely and cost effective manner at the highest quality level is essential in order to be competitive in its markets and achieve its growth objectives. Our manufacturing facilities in San Diego, California include design and prototype facilities and a production capability. MeltroniX believes it is able to support high volume requirements for its semiconductor interconnect solutions for the coming year within its present facilities and views space for additional capacity to be readily available in the San Diego area.

MeltroniX believes that total quality management is a vital component of its customer satisfaction and internal productivity programs. We maintain a system of quality control and documentation with respect to each of our manufacturing processes.

MeltroniX maintains a supplier quality program that includes qualification, performance measurement and corrective action requirements. MeltroniX chooses its suppliers based on quality, delivery, service and price. Certain raw materials essential for the manufacture of our products are obtained from sole suppliers or a limited group of suppliers. Due to general industry trends of rapid expansion of demand for certain passive and active components used in wireless, telecommunications and internet equipment markets, MeltroniX seeks to establish and maintain strategic relationships with distributors and manufacturers of such components to insure adequate supplies are available to meet customer needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Sole or Limited Sources of Supply."

We are subject to a variety of local, state, federal and foreign governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products. MeltroniX believes that it is currently in compliance in all material respects with such regulations and that it has obtained all necessary environmental permits to conduct its business. To date, compliance with such regulations has not had a material adverse effect on MeltroniX' capital expenditures or results of operations. MeltroniX is currently a party to certain ongoing environmental matters. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Operating Results and -- Environmental Regulations."

BACKLOG

MeltroniX significantly decreased its backlog of business during 2001, ending the year 95% lower than in 2000. Backlog as of December 31, 2001 was approximately $0.3 million compared to a December 31, 2000 backlog of approximately $6.1 million. This decrease was due primarily to discontinuance of production for Micronetworks and Microsource. At April 5, 2002 the backlog is $38,639 with $26,816 from L3 Communications.

COMPETITION

MeltroniX believes that overall global markets for outsourced manufacturing services exceed $100 billion and there are hundreds of companies that serve this EMS marketplace. The top ten competitors in the electronic manufacturing services ("EMS") market represented aggregate annualized revenue of $33 billion in 2001. These global companies are primarily focused on servicing the needs of the very large international electronics companies that do not require the specialized bare die semiconductor interconnect solutions that MeltroniX provides. Thus these are not viewed as direct competition. MeltroniX strives to differentiate itself from other EMS competitors by focusing on flexibility and customer service based upon concurrent engineering to provide design expertise to meet physical size, thermal management, and solve performance issues that may be beyond the internal capabilities of the customer resources.

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

INTELLECTUAL PROPERTY RIGHTS

USSC was formed in 1998 to leverage the RHI-NO(TM) technology. This technology improves the radiation tolerance of commercially available semiconductors. Analysis at Sandia National Laboratory indicate it should also improve the speed/power characteristics of most devices, which could open up large commercial applications. Traditional suppliers of rad tolerant devices have moved away from space and military markets. Computer, telecom and Internet products preoccupy the major electronic suppliers today. World events have created an unprecedented urgency for devices to be used in tactical platforms, commercial and government communications, surveillance satellites, and ground security systems. USSC must obtain the approval of Lawrence Livermore National Laboratory to license certain aspects of its technology to us. MeltroniX expects that the license will be routinely processed.

There can be no assurance that any of MeltroniX' patents or licenses issued now or in the future will provide it with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on MeltroniX' ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate MeltroniX' products or design around the patents issued to MeltroniX. In addition, MeltroniX also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to MeltroniX' trade secrets or disclose such technology, or that MeltroniX can meaningfully protect its trade secrets.

EMPLOYEES

As of December 31, 2001, MeltroniX had a total of 39 employees, including 20 engaged in manufacturing, 8 in engineering and product development, and 11 in sales, marketing and administration (including its executive officers). All of MeltroniX' employees are located in the United States. None of our employees are represented by a labor union, and we have not experienced any work stoppages. We consider our employee relations to be good.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

MeltroniX' executive officers and key employees, and their ages as of March 31, 2002, are:

         Name                      Age        Position
         ----                      ---        --------
         Robert M. Czajkowski      64         CEO, President and Board Member
         Randal D. Siville         50         CFO, Vice President of Finance and Assistant Corporate Secretary
         David J. Strobel          56         Vice President, Chief Technical Officer and Board Member

Robert M. Czajkowski, age 64, has served as President and Chief Executive Officer of MeltroniX since September 2001. Mr. Czajkowski has 40 years of successfully applying a combination of technical, marketing, manufacturing, and managerial skills, held senior management positions at Motorola, Inc., prior to starting three successful technology companies which are today operating divisions of SAIC, Loral, and Maxwell Technologies, Inc. In each case, he achieved rapid growth, market leadership, and high margins. Space Electronics, Inc. was Inc.'s Fastest Growth Award Winner prior to its merger with Maxwell Technologies, Inc. An expert in developing "market-pull" strategic plans based on new technologies and a native of Chicago, IL, Mr. Czajkowski holds an MBA in Marketing from the University of Chicago, and a BSEE from the University of Illinois.

Randal D. Siville, CPA, J.D., age 50, joined MeltroniX in April 2000 as Vice President of Finance and Chief Financial Officer. Prior to joining MeltroniX, he was Corporate Controller, Financial Compliance for PriceSmart, Inc. (NASDAQ). From 1995 to 1999, Mr. Siville has held various financial positions responsible for financial reporting and Securities and Exchange Commission filings including Factory 2-U Stores, Inc., Upper Deck and Proxima. Previously he was the Chief Financial Officer for the Greater San Diego Chamber of Commerce. He has additionally held positions of Director of Cost Accounting, plus six years in public accounting. Mr. Siville has over 20 years financial management experience in both public and private sectors. Mr. Siville's experience includes extensive SEC filings and NASDAQ exchange experience. He holds a B.S. degree in Accounting from San Diego State University, Masters of Business Administration and Doctorate of Jurisprudence degrees from National University. Mr. Siville is a Certified Public Accountant.

David J. Strobel, age 56, Vice President, Chief Technical Officer, and Member of the Board since September 2001. Mr. Strobel brings 30 years of microelectronics experience, including technology, business development, strategic partnering and executive company growth. A graduate of the U.S. Air Force Academy, he holds Masters Degrees from Cornell University, Ithaca, N.Y., the University of Southern California, and Clairemont College. Mr. Strobel held positions of increasing responsibility at Northrop Electronics, SAIC, Maxwell Technologies and Space Electronics, Inc., of which he was a co-founder. Mr. Strobel serves on the Board of Directors of three other technology firms.


ITEM 2.  PROPERTIES

MeltroniX maintains its corporate headquarters in San Diego, California. This facility totals approximately 25,000 square feet and is used for corporate administration, design, engineering, manufacturing and sales operations. MeltroniX believes the current facility provides adequate capacity to meet its needs in 2002 including supporting new customers that require BGA, flip chip and other technologies. MeltroniX is currently on a month to month lease that could be terminated at any time. MeltroniX currently pays approximately $38,000 per month with respect to this facility. MeltroniX is currently negotiating a permanent lease for either the current location or a comparable facility in the San Diego area.

ITEM 3.  LEGAL PROCEEDINGS

In May 1995, the United States Environmental Protection Agency ("EPA") issued written notice to all known generators of hazardous waste shipped to a Whittier, California treatment facility. The EPA notice indicated that these generators (including MeltroniX) were potentially the responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). The notice requires all of the generators of this waste to take immediate actions to contain and prevent any further release of hazardous substances at the site. In response to the EPA notice, MeltroniX and approximately 100 of the other named generators provided the necessary funding to effect the removal and destruction of the hazardous wastes stored at this site. At present, MeltroniX believes its percentage of responsibility for this site is less than one half of one percent; and that percentage is expected to decrease substantially, as additional generators are determined. In addition, MeltroniX along with other named generators has provided certain funding to test the soil and groundwater at this site, which testing is currently ongoing. Although the cost incurred by MeltroniX to date of removing and destroying the hazardous waste stored at this facility was not significant, this effort does not address the cleanup of potential soil and/or ground-water contamination present at this site. Management is unable to estimate the possible cost of this suit at this time, as the cost of clean up has not been determined. There can be no assurance, therefore, that the costs and expenses associated with this action will not increase in the future to a level that would have a material adverse effect upon MeltroniX' business, financial condition, results of operations or cash flows.

Two of MeltroniX' former consultants and directors, Lewis Solomon and Gary Stein ("Plaintiffs"), filed a lawsuit on December 18, 1998 in the state of New York against MeltroniX and its major customer, Schlumberger. The former consultants' services were terminated in July 1998. Mr. Solomon resigned from the Board of Directors in August 1998; Mr. Stein resigned in December of the same year. Since the filing of this lawsuit, MeltroniX was successful in causing it to be transferred to San Diego, California, which MeltroniX believes will make MeltroniX' defense of this case more convenient and less expensive. In the complaint, Plaintiffs charged that MeltroniX failed to pay them for alleged consulting services, expense reimbursements and other forms of compensation aggregating $101,250. Further, Plaintiffs alleged they were wrongfully terminated as consultants and seek damages to be determined at trial. MeltroniX believed that Plaintiffs' claims were without merit and made substantial counterclaims against Plaintiffs. A court-supervised settlement conference was held in this case in November 1999, but no settlement was reached at that time. In March 2001, the matter was settled whereby MeltroniX agreed to pay $50,000 in the form of 120,482 shares of common stock. The number of shares to be issued was based on the average of the high bid and low ask market price of $.414 per share as of January 10, 2001.

On October 18, 2000, MeltroniX was notified by the United States Bankruptcy Court that Lucien A. Morin, II, as Chapter 7 Trustee of H. J. Meyers & Co., Inc. is seeking from MeltroniX 1,000,000 common stock purchase warrants with a term of five years from November 19, 1997, an exercise price of $1.00 per share, and certain registration rights, under a contract between MeltroniX and H.J. Meyers & Co. MeltroniX has responded that H. J. Meyers & Co. failed to fulfill its obligations under the contract, which was cancelled in August 1998, and that as a result no warrants are due.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.

MeltroniX' Common Stock is quoted on the OTC Bulletin Board under the symbol MTNX. The following table sets forth the range of high and low per share bid information, as reported on the OTC Bulletin Board for each quarter for the last two years through March 31, 2002. These over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. On April 3, 2002, the average of the highest and lowest trading price per share was $0.10. On April 3, 2002, MeltroniX had 271 holders of record of its Common Stock and 29,848,331 shares outstanding.

                 QUARTER ENDED                         HIGH            LOW
                 -------------                         ----            ---
                 March 31, 2000                       $8.56            $1.03
                 June 30, 2000                        $4.06            $1.03
                 September 30, 2000                   $2.98            $1.34
                 December 31, 2000                    $1.94            $0.22
                 March 31, 2001                       $0.56            $0.25
                 June 30, 2001                        $0.50            $0.18
                 September 30, 2001                   $0.36            $0.06
                 December 31, 2001                    $0.19            $0.06
                 March 31, 2002                       $0.16            $0.09

During the past year, MeltroniX did not declare or pay any cash dividends on its Common Stock. MeltroniX currently plans to retain all of its earnings to support the development and expansion of its business and has no present intention of paying any dividends on the Common Stock in the foreseeable future.

--------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA
                                                                            FISCAL YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------------------------------------
                                                          2001           2000           1999           1998           1997
                                                      -------------  -------------  -------------  -------------  -------------
                                                                 (In thousands, except share and per share amounts)
Consolidated Statements of Operations Data:
Net sales (3) ......................................  $      2,410   $     12,903   $      9,254   $     19,271   $     28,522
Cost of goods sold .................................         2,817         13,673          7,682         14,714         23,352
                                                      -------------  -------------  -------------  -------------  -------------
Gross profit (loss) ................................          (407)          (770)         1,572          4,557          5,170
Selling, general and administrative ................         3,821          4,230          2,145          2,915          4,204
Engineering and product development ................           590          1,276            736          1,060            760
                                                      -------------  -------------  -------------  -------------  -------------
Income (loss) from operations ......................        (4,818)        (6,276)        (1,309)           582            206
Other income (expense):
      Interest expense .............................        (1,803)          (679)        (1,617)        (2,269)        (2,535)
      Other income .................................             3              7             95            179            120
                                                      -------------  -------------  -------------  -------------  -------------
Loss from continuing operations
   before income taxes .............................        (6,618)        (6,948)        (2,831)        (1,508)        (2,209)
Provision for income taxes (1) .....................             3              2             --            (18)            --
                                                      -------------  -------------  -------------  -------------  -------------
Net loss from continuing operations ................        (6,621)        (6,950)        (2,831)        (1,526)        (2,209)
Discontinued operations (2) ........................            --             --             --         14,188         (7,609)
                                                      -------------  -------------  -------------  -------------  -------------
Net income (loss) after discontinued operations
    before extraordinary gain ......................        (6,621)        (6,950)        (2,831)        12,662         (9,818)
Extraordinary gain (4) .............................            --             --         18,757             --             --
                                                      -------------  -------------  -------------  -------------  -------------
Net income (loss) ..................................        (6,621)        (6,950)        15,926         12,662         (9,818)
                                                      -------------  -------------  -------------  -------------  -------------

Dividends attributable to Series A Convertible
    Preferred Stock ................................           (93)          (334)           (69)            --             --
                                                      -------------  -------------  -------------  -------------  -------------
Net income (loss) available to common shareholder ..  $     (6,714)  $     (7,284)  $     15,857   $     12,662   $     (9,818)
                                                      =============  =============  =============  =============  =============
Earnings per common share:
      Continuing operations ........................  $      (0.32)  $      (0.61)  $      (0.27)  $      (0.14)  $      (0.21)
      Discontinued operations, net of tax ..........            --             --             --           1.31          (0.74)
      Extraordinary item, net of tax ...............            --             --           1.73             --             --
                                                      -------------  -------------  -------------  -------------  -------------
      Net income (loss) available to common
      shareholder ..................................  $      (0.32)  $      (0.61)  $       1.46   $       1.17   $      (0.95)
                                                      =============  =============  =============  =============  =============
Weighted average number of shares outstanding ......    21,204,000     12,028,000     10,857,000     10,818,000     10,361,000
                                                      =============  =============  =============  =============  =============

                                                                                    DECEMBER 31,
                                                      -------------------------------------------------------------------------
                                                          2001           2000           1999           1998           1997
                                                      -------------  -------------  -------------  -------------  -------------
                                                                                   (In thousands)

Consolidated Balance Sheet Data:
Working capital surplus (deficiency) ...............  $     (8,016)  $     (4,630)  $        373   $    (27,120)  $    (39,406)
Total assets .......................................           530          1,978          6,349          6,885          9,911
Current liabilities ................................         8,268          5,476          4,083         32,028         47,823
Long-term debt, less current portion ...............           261            524             47             49             69
Redeemable preferred stock .........................         8,171          9,019          9,295             --             --
Accumulated deficit ................................       (63,476)       (56,762)       (49,478)       (65,335)       (77,997)
Total shareholders' equity (deficit) ...............       (16,170)       (13,041)        (9,209)       (25,192)       (37,981)

-------------------------------------------------------------------------------------------------------------------------------

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. MELTRONIX' ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN THIS SECTION AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. STATEMENTS MADE HEREIN ARE AS OF THE DATE OF THIS FORM 10-K AND OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("COMMISSION"). MELTRONIX DISCLAIMS ANY OBLIGATION TO UPDATE THE CONTENTS OF THOSE STATEMENTS SUBSEQUENT TO THE FILING OF THIS FORM 10-K, EXCEPT AS MAY BE REQUIRED BY LAW.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated statements of operations data of MeltroniX expressed as a percentage of net sales for the periods indicated:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                            2001             2000            1999
                                                                         ------------    -------------    ------------
Net sales                                                                    100.0%          100.0%           100.0%
Cost of goods sold ................................................          116.9           106.0             83.0
Gross profit  (loss)...............................................          (16.9)           (6.0)            17.0
Selling, general and administrative ...............................          158.5            32.7             23.1
Engineering and product development ...............................           24.5             9.9              8.0
Income (loss) from operations .....................................         (199.9)          (48.6)           (14.1)
Other income (expense):
     Interest expense .............................................          (74.8)           (5.3)           (17.5)
     Other income .................................................             --              --              1.0
Income (loss) from continuing operations ..........................         (274.7)          (53.9)           (30.6)
Income (loss) from discontinued operations ........................             --              --               --
Extraordinary gain.................................................             --              --            202.7
Net income (loss) .................................................         (274.7)          (53.9)           172.1
Dividend expense ..................................................           (3.9)           (2.6)            (0.7)
Net income (loss) available to common shareholders.................         (278.6)          (56.5)           171.4

YEARS ENDED 2001, 2000 AND 1999

NET SALES. For the year ended December 31, 2001 ("2001"), net sales were $2,410,000 representing a decrease of $10,493,000 or 81% from the net sales for the year ended December 31, 2000. For the year ended December 31, 2000 ("2000"), net sales were $12,903,000 representing an increase of $3,649,000 or 39% from the net sales for the year ended December 31, 1999 ("1999"). Sales to Schlumberger were $823,000 in 2001 (34% of 2001 sales), $5,458,000 in 2000 (42%
of 2000 sales) and $7,525,000 in 1999 (81% of 1999 sales). In 2000 Schlumberger sales included invoices for rework of $1,069,000 for an unusual and non recurring billing to Schlumberger and a billing to the same customer for raw materials at cost in the amount of $940,000. Sales to Microsource were $596,000 in 2001 (25% of 2001 sales), $815,000 in 2000 (6% of 2000 sales) and $208,000 in
1999 (2% of 1999 sales). Sales to Micronetworks were $170,000 in 2001 (7% of 2001 sales), $5,466,000 in 2000 (42% of 2000 sales) and zero in 1999. Sales to all others were $821,000 in 2001 (34% of 2001 sales), $1,164,000 in 2000 (9% of
2000 sales) and $1,521,000 in 1999 (16% of 1999 sales).

COST OF GOODS SOLD. Cost of goods sold was $2,817,000 in 2001 (116.9% of 2001 sales), $13,673,000 in 2000 (106.0% of 2000 sales) and $7,682,000 in 1999 (83.0%
of 1999 sales). For 2001 the decrease in cost of goods sold is a result of substantially decreased sales. The high cost as a percentage of sales is caused by continued fixed costs such as depreciation and rent. The manufacturing employee count has been reduced to 20 in 2001 from 70 in 2000 and 1999 and variable costs in manufacturing have been lowered. For 2000 the increase in cost of goods sold, and the resulting decline in MeltroniX' gross profit, is due to the increase in sales of newly introduced products in 2000 from new customers and includes higher product costs associated with process and product development learning curve experience associated with production ramp up on multiple new products. In 2000 there were also costs and reserves associated with discontinued products. In addition, the cost of goods sold includes the value of the $940,000 of raw material sold to Schlumberger at cost. Cost of goods sold as a percentage of revenue increased to 106% in 2000 from 83% in 1999 due to the higher product costs associated with new process and product development for new products.

GROSS PROFIT (LOSS). The gross loss was $407,000 in 2001 (16.9% of 2001 sales), gross loss of $770,000 in 2000 (6.0% of 2000 sales) and gross profit of $1,572,000 in 1999 (17.0% of 1999 sales). Fixed manufacturing costs of depreciation and rent coupled with lower variable costs such as salary and benefits were still higher than sales in 2001.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $3,821,000 in 2001 (158.5% of 2001 sales), $4,230,000 in 2000
(32.7% of 2000 sales) and $2,145,000 in 1999 (23.1% of 1999 sales). For 2001 salaries were $608,000, benefits were $312,000, charges for warrants and non-employee stock compensation were $590,000, depreciation was $147,000. For 2000 salaries were $1,020,000, benefits were $226,000, charges for warrants and non-employee stock compensation were approximately $681,000, and depreciation was $147,000. For 1999 salaries were $891,000, benefits were $236,000, and depreciation was $113,000. Warrant expense and depreciation are non-cash charges. All three years contain charges for accounting and legal fees for being a public company estimated to be $500,000. The employee count was reduced to 11 in 2001 from 16 in 2000 and 1999. The increase for 2000 was also due to increased legal fees to successfully complete certain outstanding legal matters. For a Discussion of completed legal proceedings see Item 3 - Legal Proceedings.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering and product development expenses were $590,000 in 2001 (24.5% of 2001 sales), $1,276,000 in 2000 (9.9%
of 2000 sales) and $736,000 in 1999 (8.0% of 1999 sales). For 2001 salaries were $299,000, benefits were $153,000, depreciation was $74,000. For 2000 salaries were $746,000, benefits were $215,000, and depreciation was $57,000. For 1999 salaries were $310,000, benefits were $83,000, and depreciation was $56,000. The employee count was reduced to 8 in 2001 from 13 in 2000 and 1999. The increase in 2000 as compared to 1999 is primarily comprised of an increase in process and products development costs which were necessary to bring new technology expertise for BGA, flip chip, fine pitch wire bonding, and other semiconductor interconnect technologies, to MeltroniX.

INTEREST EXPENSE. Interest expense was $1,803,000 in 2001 (74.8% of 2001 sales), $679,000 in 2000 (5.3% of 2000 sales) and $1,617,000 in 1999 (17.5% of 1999 sales). Additionally, $1,534,000 of the 2001 and $620,000 of the 2000 interest expense is non-cash interest resulting from warrants and the beneficial conversion features of certain debt instruments. Interest expense for 1999 is primarily comprised of interest on approximately $23.2 million of debt from MeltroniX" discontinued Singapore operations guaranteed by MeltroniX. The primary cause of the decrease in interest expense for 2000 is due to the lower debt structure after the October 1999 conversion to equity of selected portions of MeltroniX' outstanding debt.

OTHER INCOME. Other income was insignificant at $3,000 in 2001, $7,000 in 2000 and $95,000 in 1999. Hi-Q Materials, Inc. paid MeltroniX $500 per month during part of 2001 to sublease space. Hi-Q Materials, Inc. is still subleasing space as of April 2002 and is current in its payments.

EFFECTS OF INCOME TAXES. MeltroniX believes that it has sufficient losses to offset any taxable income that was generated during 2001, 2000 and 1999. However, MeltroniX' use of these losses may result in alternative minimum taxes for Federal income tax purposes. MeltroniX has recorded a small provision for income taxes to cover the California annual minimum tax of $800 per corporation.

MeltroniX believes that it has incurred an ownership change pursuant to Section 382 of the Internal Revenue Code, and, as a result, MeltroniX believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations.

EXTRAORDINARY GAIN. The extraordinary gain of $18,757,000 recorded in 1999 consists of the gain from the conversion into 9,362,777 shares of Preferred Stock, of all obligations owed by MeltroniX pursuant to guarantees of certain debt obligations owed by MeltroniX' Singapore subsidiaries. The extinguishment of those debt obligations, offset by the value of the Preferred Stock issued in exchange for the debt, and further reduced by certain expenses associated with the gain, has resulted in the gain. See Note 2 to the Consolidated Financial Statements for a more complete description of the transaction, which resulted in the extraordinary gain.

LIQUIDITY AND CAPITAL RESOURCES

During 2001 and 2000, MeltroniX financed its operations from financing activities to offset the use of cash by operating activities.

During 2001, operating activities of continuing operations utilized $2,577,000, primarily resulting from cash consumed in the operations partially offset by increases in accounts payable. Financing activities provided $2,577,000 during 2001 resulting from borrowings under short-term notes payable of $2,299,000 and issuances of common stock of $827,000, offset by net reductions in line of credit of $549,000. During 2001, MeltroniX had additions of liquidity from (i) short-term notes payable and (ii) exercise of stock options and private placements.

During 2000, operating activities of continuing operations utilized $691,000, primarily resulting from cash consumed in the operations offset by increases in accounts payable and accrued liabilities. Investing activities, consisting principally of the purchases of fixed assets used $95,000, and financing activities provided $451,000 during 2000 resulting from issuances of common stock of $987,000, offset by net reductions in notes payable of $536,000. During 2000, MeltroniX had additions of liquidity from (i) accounts receivable financing, as discussed below, (ii) short-term notes payable, (iii) exercise of stock options and a private placement.

The accompanying consolidated financial statements have been prepared assuming MeltroniX will continue as a going concern. During the year ended December 31, 2001, MeltroniX experienced a net loss totaling $6,621,000 and had negative cash flows from operations for 2001 totaling $2,577,000. In addition, MeltroniX had a working capital deficit totaling $8,016,000 and a net shareholders' deficit totaling $16,170,000 at December 31, 2001. During the year ended December 31, 2000, MeltroniX experienced a net loss totaling $6,950,000 and had negative cash flows from operations for 2000 totaling $691,000. In addition, MeltroniX had a working capital deficit totaling $4,630,000 and a net shareholders' deficit totaling $4,022,000 at December 31, 2000. Further, MeltroniX has not made timely payments and was not in compliance with certain debt, lease, and service agreements. As a result, the report of MeltroniX' auditors on its financial statements for 2001 contain an expression of substantial doubt as to MeltroniX' ability to continue as a going concern. MeltroniX must improve its profitability and obtain additional sources of liquidity through debt or equity financing to fund its operations, repay debt currently due and debt about to become due as well as its general working capital requirements. Management is currently monitoring its expenses in an effort to improve the effectiveness and efficiency of its available resources to assist in improving its profitability. Management is also currently exploring various debt and equity funding sources including and in addition to those with Solana Venture Group, L.P., as described below, which have occurred subsequent to December 31, 2001. There can be no assurance that any additional financing will be available to MeltroniX on a timely basis or on acceptable terms or at all. MeltroniX' inability to accomplish these goals will have a materially adverse effect on MeltroniX' business, consolidated financial condition and operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MeltroniX' inventories declined by $1,900,000 or 82% at December 31, 2000 as compared to December 31, 1999. This decline is due to reductions of inventory held on-hand for the Schlumberger account. Accounts payable decreased by $30,000 or 1% as compared to 1999, which is net of the conversion of approximately $681,000 of vendor account balances into common stock and debt arrangements.

In July 2000, MeltroniX entered into an Accounts Receivable Financing Agreement with Silicon Valley Bank ("Bank Credit Line") through July 19, 2001. The Agreement was secured by all of the assets of MeltroniX, and MeltroniX could borrow up to $1,500,000 in total over the term. The interest charged to be 2.5% above the Silicon Valley Bank Prime Rate that was 9.5% at December 31, 2000. In consideration of the loan, 60,000 warrants were issued to Silicon Valley Bank with an exercise price of $1.50 per share. The Agreement permitted MeltroniX to borrow 70% of the amount of qualified accounts receivable which are accepted by the bank. The Agreement originally required MeltroniX to maintain a net profit after taxes of at least $1.00 on a quarterly basis beginning with the quarter ended June 30, 2000. MeltroniX was in violation of this covenant until it signed an Accounts Receivable Financing Modification Agreement on November 14, 2000 ("Modification Agreement"). Under the Modification Agreement the bank waived this default on the profitability covenant and substituted a covenant requiring MeltroniX to maintain a certain EBITDA with no greater than a 15% negative variance. MeltroniX, pursuant to the Modification Agreement, issued an additional 60,000 warrants to Silicon Valley Bank with an exercise price of $1.50 per share and pays a collateral handling fee based on the balance of the outstanding accounts receivable every month. In December 2000, Silicon Valley Bank notified MeltroniX that it was in default of certain payment provisions. As of December 31, 2000, approximately $626,000 was outstanding under the agreement. May 2001 Primary Funding Corporation paid Silicon Valley Bank approximately $115,000 to close the Bank Credit Line.

In May 2001 Primary Funding Corporation agreed to finance the receivables for six months until November 30, 2001. Primary Funding funded 80% of the account receivable in exchange for a fee of 3% of the total invoice for the first thirty days with an additional 1% for each additional fifteen day period the receivable was unpaid. At December 31, 2001 approximately $77,000 was due to Primary Funding Corporation. By January 31, 2002 no amount was owed and funding through Primary Funding Corporation was discontinued.

In January 2001, La Jolla Cove Investors, Inc. ("LJCI") and The Norman Litz IRA, loaned MeltroniX $250,000 each in exchange for a two-year convertible note bearing interest at 10%, payable monthly. The convertible note due to The Norman Litz IRA is secured by the assets of MeltroniX, while the note due to LJCI is personally guaranteed by directors and officer of MeltroniX. The conversion prices of the notes are equal to (a) $.20 per share, if the principal amounts are converted within one-year of the effective date, or (b) the lesser of $.20 per share or 80% of the lowest market price (as defined) during the 45 days prior to the conversion, if the principal amounts are converted after one-year and prior to maturity. In addition, each of the agreements contains an Additional Stock Purchase Right, whereby, the debt holders can purchase additional shares at the lesser of $.20 per share or 80% of the lowest market price (as defined) during the 45 days prior to note conversion. Under the Additional Stock Purchase Right, the debt holders are limited in the number of additional shares that can be purchased, such that, (a) the additional shares purchased can not exceed 50% of the number of shares initially converted from the loan balance, and (b) the debt holders can not own more than 10%, individually, of the then outstanding shares of Common Stock.

In February 2001, MeltroniX executed a letter of intent with United States Semiconductor Corporation ("USSC") for a proposed transaction, which, if consummated, would provide that USSC will (i) grant MeltroniX an exclusive, non transferable license for the use of USSC's technology in exchange for a percentage to be determined of MeltroniX' common stock, and (ii) purchase a percentage yet to be determined of the common stock of MeltroniX. The expenses to further develop the technology to a commercially feasible and manufacturable level are to be born by USSC. Once established, MeltroniX is to manufacture the developed products and, upon sale, will be obligated to pay USSC a royalty, the amount of which has yet to be agreed upon. MeltroniX had received an advance of $1,074,000 at December 31, 2001 and cumulative advance of $1,211,000 as of April 5, 2002 from USSC. Management is continuing its discussion with USSC in anticipation of executing a definitive agreement. The consummation of the transactions contemplated by the letter of intent are subject to a number of conditions that are outside the control of MeltroniX and, therefore, there is no assurance that such transactions will be successfully completed.

On April 6, 2001, MeltroniX borrowed an additional $200,000 from LJCI under a secured promissory with interest at 9%, due and payable on April 6, 2002 and guaranteed by certain officers/directors of MeltroniX. In connection with the promissory note, MeltroniX is to issue 1,000,000 shares of its common stock as additional consideration for the loan. MeltroniX has further agreed to prepare and file a registration statement within 60 days and use its best efforts to effect such registration statement to register the 1,000,000 shares and those underlying the previously issued convertible note payable.

On May 1, 2001, MeltroniX borrowed an additional $250,000 from Paul H. Neuharth, Jr., a director of MeltroniX, under a promissory note with interest at 14%, due and payable on the earlier of May 1, 2002 or from proceeds of equity investments cumulating over $1 million after May 1, 2001. In connection with the promissory note, MeltroniX is to issue 2,500,000 shares of its common stock as additional consideration for the loan.

On May 11, 2001, MeltroniX entered into a Security Agreement with Primary Funding Corporation ("PFC"), whereby MeltroniX may, from time to time, sell, transfer and assign accounts to PFC at a discount not to exceed 20%. At December 31, 2001 approximately $77,000 was owed to Primary Funding. At January 31, 2002 nothing was owed to PFC and the use of this facility was discontinued.

On May 11, 2001, PFC entered into three separate intercreditor agreements with three of MeltroniX' creditors, whereby the creditors have subordinated and assigned their priority interests in the inventory and accounts of MeltroniX.

Solana Venture Group, L.P. ("Solana") and MeltroniX, Inc. ("MeltroniX") entered into a letter of agreement in July 2001 and Solana provided us with a check for $150,000. The $150,000 is convertible into MeltroniX stock at $0.20 per share. If the stock is not publicly tradable within nine months of conversion, Solana may tender the stock back to MeltroniX for an immediate payment of $150,000. The other terms of the letter of agreement pertaining to additional funding by Solana were not fulfilled and are not active terms. Solana has requested that the conversion price be lowered.

On September 27, 2001, La Jolla Cove Investors, Inc. purchased from MeltroniX 1,000,000 common stock shares for consideration of $100,000.

Between September 20, 2001 and November 6, 2001 Tribe Communications, Inc. has purchased from MeltroniX 5,000,000 common stock shares for consideration of approximately $190,000. At December 31, 2001 approximately $14,000 was still due to MeltroniX and has been collected in 2002.

Solana and MeltroniX. entered into a letter of agreement April 4, 2002. Solana will provide $1.3 million in the form of a convertible note, that will integrated into the offering described in MeltroniX' January 2002 S-2 SEC filing. The $1.3 million convertible note shall have a conversion price of 25% discount to market. The note shall consist of three transactions:

1. $500,000 (in consideration of $150,000 cash discussed in above paragraph, $150,000 as a fee to Solana for ongoing due diligence and $200,000 in new funds upon execution of the note. Solana wishes to convert this amount and take delivery of the restricted stock.
2. Ten days after the delivery of the stock in item #1 above Solana will provide $300,000 that will be converted to restricted stock.
3. Fifteen days after the delivery of the stock in item #2 Solana will provide $500,000 that will be converted to restricted stock.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. Our critical accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policies include the following.

o REVENUE RECOGNITION. We recognize revenue upon the shipment of our products to our customers, as this is the point in time title transfers. All of our products are produced from purchase orders to the exact specifications of our customers. In most cases, our products are usable only by the individual customer for whom they are produced. In some situations, our customers accept a percentage of filled product or return the product to us to repair and return to the customer without reduction in the original billing. Our experience with customer returns has been immaterial and repairs have been infrequent.

         Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", summarizes the Securities and Exchange Commission's views on applying generally accepted accounting principles to revenue recognition in financial statements. Significant views addressed relate to shipping terms, customer acceptance and bundled service contracts. Implementation is effective for the first quarter of fiscal 2001, MeltroniX believes that its current revenue recognition policies comply with SAB No. 101.

o ACCOUNTING FOR INCOME TAXES. As part of our operations we calculate the related taxes, or tax benefits resulting from our operations. This process requires estimation of certain components of the temporary differences that arise between our results of operations for financial and income tax reporting purposes. We have recorded a 100% valuation allowance on our deferred tax assets at December 31, 2001. These assets, the largest portion being that attributable to federal and state net operating loss carryovers, have been reserved due to the uncertainties related to our ability to generate sufficient taxable income in future periods.

o STOCK-BASED COMPENSATION. We will, at times issue stock or stock equivalents as part of a transaction or as compensation for employees, directors, or vendors and others outside our company. We use the "intrinsic value" method for recording stock-based compensation for stock options granted to out employees and directors and the "fair value" method for recording transactions with vendors and other outsiders. The determination of fair value requires a certain amount of judgment and estimation of market value based on the trading value of our securities, which have experienced low volumes of trading and high volatility in the stock price. In the fourth quarter of the year ended December 31, 2001, we canceled all of the existing options previously granted to our employees.

o NEW ACCOUNTING PRONOUNCEMENTS - In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. MeltroniX currently does not engage in, nor does it expect to engage in, derivative or hedging activities and, accordingly, MeltroniX anticipates there will be no impact to its consolidated financial statements.

         In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation", which addresses certain accounting issues that arose under the previously established accounting principles relating to stock-based compensation. The adoption of this interpretation did not have a material effect on MeltroniX' financial position or results of operations.

         In June 2001, the FASB issued SFAS 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," which require that the purchase method of accounting be used for all business combinations initiated after September 30, 2001 and prohibit the use of the pooling-of-interests method. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The amortization for goodwill from past business combinations will cease upon adoption of this Statement on December 31, 2001. Goodwill and intangible assets acquired in business combinations completed after September 30, 2001 must comply with the provisions of this Statement. Also, companies will be required to evaluate all existing goodwill for impairment within six months of adoption by comparing the fair value of each reporting unit to its carrying value at the date of adoption. Any transitional impairment losses will be recognized in the first interim period in the year of adoption and will be recognized as the effect of a change in accounting principle.

         The FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses significant issues relating to the implementation of SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The standard is effective for fiscal years beginning after December 15, 2001, and is not expected to have a material effect on the financial.


FUTURE OPERATIONS

OUR BUSINESS IS SUBJECT TO NUMEROUS RISKS ANYONE OF WHICH, ALONE OR IN COMBINATION, COULD HAVE A MATERIAL ADVERSE EFFECT ON FUTURE RESULTS OF OPERATIONS. SOME OF THESE RISKS ARE:

CUSTOMER CONCENTRATION. For the year ended December 31, 2001 ("2001"), net sales were $2,410,000 representing a decrease of $10,493,000 or 81% from the net sales for the year ended December 31, 2000.For the year ended December 31, 2000 ("2000"), net sales were $12,903,000 representing an increase of $3,649,000 or 39% from the net sales for the year ended December 31, 1999 ("1999"). Sales to Schlumberger were $823,000 in 2001 (34% of 2001 sales), $5,458,000 in 2000 (42%
of 2000 sales) and $7,525,000 in 1999 (81% of 1999 sales). In 2000 Schlumberger sales included invoices for rework of $1,069,000 for an unusual and non recurring billing to Schlumberger and a billing to the same customer for raw materials at cost in the amount of $940,000. Sales to Microsource were $596,000 in 2001 (25% of 2001 sales), $815,000 in 2000 (6% of 2000 sales) and $208,000 in
1999 (2% of 1999 sales). Sales to Micronetworks were $170,000 in 2001 (7% of 2001 sales), $5,466,000 in 2000 (42% of 2000 sales) and zero in 1999. Sales to all others were $821,000 in 2001 (34% of 2001 sales), $1,164,000 in 2000 (9% of
2000 sales) and $1,521,000 in 1999 (16% of 1999 sales).

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

FUTURE OPERATING RESULTS. Our operating results have fluctuated in the past and may continue to fluctuate in the future depending upon a variety of factors, including:

         o        downward pressure in gross margins,

         o        losses due to low shipping volume,

         o delayed market acceptance, if any, of new and enhanced versions of our products,

         o        delays, cancellations or reschedulings of orders,

         o        delays in product development, defects in products,

         o        changes in the length of the design-to-production cycle,

         o relationships with and conditions of customers, subcontractors, and suppliers,

         o        receipt of raw materials, including consigned materials,

         o        customer concentration and

         o        price competition.

In addition, operating results may fluctuate based upon several other factors, including our ability to retain present management and to attract new customers, changes in pricing by MeltroniX, its competitors, subcontractors, customers or suppliers, and fluctuations in manufacturing yields. The absence of significant backlog for an extended period of time will also limit our ability to plan production and inventory levels, which could lead to fluctuations in operating results. Accordingly, the failure to receive anticipated orders or delays in shipments due, for example, to unanticipated shipment reschedulings or defects or to cancellations by customers, or to unexpected manufacturing problems may cause net sales in a particular quarter to fall significantly below our expectations, which would materially adversely affect our operating results for such quarter. The impact of these and other factors on our net sales and operating results in any future period cannot be forecasted with certainty. In addition, fixed overhead costs, the need for continued expenditures for research and development, capital equipment and other commitments, among other factors, will make it difficult to reduce our expenses in a particular period if sales goals for such period are not met. A large portion of operating expenses are fixed and are difficult to reduce or modify should revenues not meet expectations, thus magnifying the material adverse impact of any such revenue shortfall. Accordingly, there can be no assurance that we will not incur losses in the future or that such losses will not have a material adverse effect on our business, financial condition and results of operations.

DEPENDENCE ON THE CONTINUED GROWTH IN THE WIRELESS TELECOMMUNICATIONS, INTERNET EQUIPMENT AND HIGH BANDWIDTH COMMUNICATIONS MARKETS. Our new business strategy is to target the wireless telecommunications, internet equipment and high bandwidth communications industries to sell chip level integration, interconnect services and developing proprietary products. These industries have experienced dramatic growth. If the rate of growth slows or capital investments in one or more of these markets is reduced, or other factors adversely affect these industries, it could materially affect the business, financial condition, and results of operations.

VARIABILITY OF CUSTOMER REQUIREMENTS AND OPERATING RESULTS. Electronics manufacturing service providers must provide increasingly rapid product turnaround for their customers. We may not be able to obtain firm, long-term purchase commitments from our customers. Customers may cancel their orders, change production quantities, or delay production for a number of reasons. Cancellations, reductions, or delays by a significant customer, or by a group of customers would materially affect the business, financial condition and results. Other factors, in addition to the short-term nature of our customer's commitments, may contribute to fluctuations in results of operations, including those discussed herein under Future Operating Results. We make significant decisions, including the level of business we seek and accept, production schedules, component procurement commitments, personnel needs and another resource requirements, based upon the estimates of customer requirements. The short-term nature of our customers' commitments and the possibility of rapid changes in the demand for their products reduce our ability to estimate accurately future customer requirements. Customers may occasionally require rapid increases in production, which can stress our capacity and reduce margins. Although we have increased our manufacturing capacity, there can be no assurance we will have the capacity to meet the demands of customers. Because many of the costs are relatively fixed, a reduction in customer demand can adversely affect the gross margins and operating income.

EXPANDED PRODUCT LINE AND CUSTOMER BASE COULD CAUSE PROBLEMS MANAGING SUCH GROWTH. Failure to manage the increased number of customers and expanded products in new industries such as wireless telecommunications, internet equipment and high bandwidth communications could materially adversely affect the business, financial conditions and results of the operations. Our ability to compete effectively and to manage future growth will depend on our ability to implement and improve operating and financial systems on a timely basis for all of our product lines. MeltroniX can give no assurance we will be able to manage our future growth effectively.

TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION; UNCERTAINTY OF MARKET ACCEPTANCE AND EMERGING MARKETS. The markets are subject to technological change and new product introductions and enhancements. Customers require products embodying increasingly advanced electronics interconnection technology. We must anticipate changes in technology and define, develop and manufacture or acquire new products that meet our customers' need. If we don't act in response to changes in technology, our business will be materially adversely affected. There can be no assurance that MeltroniX will not encounter technical or other difficulties that could in the future delays. New product introductions by competitors could cause a decline in sales or loss of market acceptance of our products. Even if MeltroniX develops and introduces new products, such products must gain market acceptance and significant sales in order for us to achieve our growth objectives. Furthermore, we must develop business relationships with and supply products to customers whose end-user products achieve and sustain market penetration. Our financial performance will depend in significant part on the continued development of new and emerging markets such as the market for single and multiple chipset interconnect solutions. MeltroniX cannot predict with any certainty any growth rate and potential size of emerging markets. Accordingly, there can be no assurance that emerging markets targeted by us will develop or that our products will achieve market acceptance in such markets.

COMPETITIVE INDUSTRY; PRICE COMPETITION. The electronic interconnection technology industry is intensely competitive. MeltroniX experiences intense competition worldwide from a number of manufacturers, including Maxtek Components Corporation, Natel Engineering, VLSI Packaging, Raytheon Electronic Systems, Flextronics, Advanced Packaging Technology of America and HEI Inc. We face competition from certain of our customers that have the internal capability to produce products competitive with our products and may face competition from new market entrants in the future. In addition, corporations with which we have agreements are conducting independent research and development efforts in areas that are or may be competitive. New product introductions by our competitors could cause a decline in sales or loss of market acceptance. MeltroniX is also experiencing price competition, which may materially adversely affect our business, financial condition and results of operations. We believe that to remain competitive in the future we will need to continue to develop new products and to invest financial resources in new product development.

SOLE OR LIMITED SOURCES OF SUPPLY. As is common in our industry, certain raw materials essential for manufacture are obtained from a sole supplier or a limited group of suppliers. There are a limited number of qualified suppliers of laminate substrates and die that are of critical importance to the production. In the manufacturing process, we may utilize consigned materials supplied by certain of our customers. Our reliance on sole or a limited group of suppliers and certain customers for consigned materials involves several risks, including a potential inability to obtain an adequate supply of required materials and reduced control over the price, timely delivery, and quality of raw materials. Disruption or termination of these sources could delay shipments of our products and could have a material adverse effect on our business, financial condition and operating results.

FUTURE CAPITAL NEEDS; NEED FOR ADDITIONAL FINANCING. MeltroniX anticipates that cash on hand and anticipated cash flow from operations will assist in funding its capital needs for 2002. Management is also currently exploring various debt and equity funding sources. There can be no assurance that MeltroniX will be able to obtain such additional financing on terms acceptable to us.

DEPENDENCE ON KEY PERSONNEL. MeltroniX' financial performance depends in part upon our ability to attract and retain qualified management, technical, and sales and support personnel for our operations. Competition for such personnel is intense, and there can be no assurance that MeltroniX will be successful in attracting or retaining such personnel. The loss of any key employee, the failure of any key employee to perform in his current position or MeltroniX' inability to attract and retain skilled employees, as needed, could materially adversely affect MeltroniX' business, financial condition and results of operations.

INTELLECTUAL PROPERTY MATTERS. Although MeltroniX attempts to protect its intellectual property rights through patents, trade secrets and other measures, we believe our financial performance will depend more upon the innovation, technological expertise, manufacturing efficiency and marketing and sales abilities of our employees.

ENVIRONMENTAL REGULATIONS. We are subject to a variety of local, state, federal and foreign governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products. We believe we are currently in compliance in all material respects with such regulations and has obtained all necessary environmental permits to conduct its business. Nevertheless, failure to comply with current or future regulations could result in the imposition of substantial fines against us, suspension of production, alteration of our manufacturing processes or cessation of operations. We have been notified by the United States Environmental Protection Agency that it considers us to be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986. See "Legal Proceedings."

NASDAQ LISTING REQUIREMENTS. MeltroniX' Common Stock is trading on the OTC Bulletin Board. MeltroniX may in the future be subject to continuing requirements to be listed on the OTC Bulletin Board. There can be no assurance that we could continue to meet such requirements. The price and liquidity of MeltroniX Common Stock may be materially adversely affected if we are unable to meet such requirements in the future. There can be no assurance that MeltroniX will be able to qualify for listing on the NASDAQ National or SmallCap Market.

DISCLOSURES RELATING TO LOW PRICED STOCKS; RESTRICTIONS ON RESALE OF LOW PRICE STOCKS AND ON BROKER-DEAL SALE; POSSIBLE ADVERSE EFFECT OF "PENNY STOCK" RULES ON LIQUIDITY FOR MELTRONIX' SECURITIES. Transactions in MeltroniX' securities are subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses). For transactions covered by this Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. Consequently, this Rule may affect the ability of broker-dealers to sell MeltroniX' securities, and may affect the ability of purchasers in this offering to sell any of the securities acquired in the secondary market.

VOLATILITY OF STOCK PRICE. The stock market in general has recently experienced extreme price and volume fluctuations that have affected the market prices of technology companies. Such fluctuations have often been unrelated to or disproportionately impacted by the operating performance of such companies. Factors such as actual or anticipated operating results, announcements of technological innovations, new products or new contracts by MeltroniX, our competitors or their customers, or events affecting other companies in the electronics, wireless communications, internet, or high bandwidth communications industries, and general market conditions may have a significant effect on the market price of the Common Stock.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MeltroniX has no derivative financial instruments and no assets or indebtedness denominated in foreign currencies.


ITEM 8.  FINANCIAL STATEMENTS

See Item 14(a) for an index to the financial statements and supplementary financial information that are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III
                                    --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information relating to the directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this item relating to executive officers and employees is included under the caption "Executive Officers" in
Part I of the Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

This information is included under the caption "Executive Compensation and Related Information" in the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders and will be incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information will be included under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will be included under the caption "Certain Transactions" in the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV
                                     -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

         (a)  1.  Index to Consolidated Financial Statements.

                                                                     FORM 10-K
                                                                    PAGE NUMBER
                                                                    -----------

Reports of Independent Certified Public Accountants.................   F-1

Consolidated Balance Sheets as of
    December 31, 2001 and 2000......................................   F-3

Consolidated Statements of Operations
    for the three-year period ended
    December 31, 2001...............................................   F-4

Consolidated Statements of Cash Flows for
    the three-year period ended
    December 31, 2001...............................................   F-5

Consolidated Statements of Shareholders'
    Equity (Deficit) for the three-year period
    ended December 31, 2001.........................................   F-6

Notes to Consolidated Financial Statements..........................   F-7

         2.  Consolidated Financial Statement Schedule.

         The following financial statement schedule of MeltroniX, Inc. and its subsidiaries is included in this annual report on Form 10-K.

                                                                      FORM 10-K
                                                                     PAGE NUMBER
                                                                     -----------

Reports of Independent Certified Public Accountants on
    Financial Statement Schedule.....................................  F-23

Schedule II-- Valuation and Qualifying Accounts and
                Reserves for the three-year period ended
                December 31, 2001....................................  F-25

Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

         (b)   Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter ended December 31, 2001.

         (c)   Exhibits

The following exhibits are referenced or included in this report.

Exhibit      Description
-------      -----------

3.1(13) Amended and Restated Articles of Incorporation of MeltroniX filed March 23, 1998.

3.2(16) Certificate of Amendment of Amended and Restated Articles of Incorporation of MeltroniX. *

3.3(1)       Amended and Restated Bylaws of MeltroniX.

4.1(1)       Specimen Certificate of Common Stock.4.2(1)

10.11(1) Form of Indemnification Agreement between MeltroniX and each of its officers and directors.

10.46(11)    Building lease dated September 2, 1997.

10.47(11)    Employment agreement with Andrew K. Wrobel, dated October 6, 1997.

10.52(13)+   Agreement among Schlumberger Technologies, Inc. ATE Division and
             Microelectronic Packaging, Inc. and CTM Electronics, Inc. effective
             January 5, 1998.

10.53(14)    Restructuring, Settlement and Mutual Release Agreement between ORIX
             Leasing Singapore Limited and MeltroniX dated April 14,
             1998.

10.54(14)    Restructuring, Settlement and Mutual Release Agreement between
             Texas Instruments Singapore (Pte.) Ltd. and MeltroniX dated April
             24, 1998.

10.55(14)    Restructuring, Settlement and Mutual Release Agreement between
             Samsung-Corning Co., Ltd. and MeltroniX dated May 19, 1998.

10.56(14)    Restructuring, Settlement and Mutual Release Agreement between
             Transpac Capital Pte. Ltd., Transpac Industrial Holdings Ltd.,
             Regional Investment Company, Ltd. and Natsteel Equity III Pte.
             Ltd., and MeltroniX dated April 22, 1998.

10.57(14)    Forbearance, Restructure and Mutual Release Agreement between
             Motorola, Inc. and MeltroniX dated July 1, 1998.

10.58(14)    Restructuring, Settlement and Mutual Release Agreement between NS
             Electronics Bangkok (1993) Ltd. and MeltroniX dated May 29, 1998.

10.59(14)    Restructuring, Settlement and Mutual Release Agreement between the
             Development Bank of Singapore Limited and MeltroniX dated July 10,
             1998.

10.60(14)    Form of Warrant to Purchase Common Stock dated April 24, 1998 issued to Transpac Capital Pte. Ltd., Transpac Industrial Holdings
             Ltd., Regional Investment Company, Ltd. and Natsteel Equity III
             Pte. Ltd.

10.61(15)    Restructuring, Settlement and Mutual Release Agreement between
             STMicroelectronics, Inc. and MeltroniX dated September 24, 1998.

10.62(15)    Amendment to Restructuring, Settlement and Mutual Release Agreement
             between Texas Instruments Singapore (Pte.) Ltd. and MeltroniX dated
             August 11, 1998.

10.63(15)    Amendment to Restructuring, Settlement and Mutual Release Agreement
             between Transpac Capital Pte. Ltd., Transpac Industrial Holdings
             Ltd., Regional Investment Company, Ltd. and Natsteel Equity III
             Pte. Ltd., and MeltroniX dated September 1, 1998.

10.64(15)    Amendment to Restructuring, Settlement and Mutual Release Agreement
             between ORIX easing Singapore Limited and MeltroniX dated August
             11, 1998.

10.65(15)    Amendment to Forbearance, Restructure and Mutual Release Agreement
             between Motorola, Inc. and MeltroniX dated November 5, 1998.

10.66(16)    Amendment to Restructuring, Settlement and Mutual Release Agreement
             between The Development Bank of Singapore Limited and MeltroniX dated November 24, 1998.

10.67(16)    Amendment to the Restructuring, Settlement and Mutual Release
             Agreement between Samsung Corning Co. Ltd. And MeltroniX dated
             November 18, 1998.

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

21.1(3)      Subsidiaries of MeltroniX.

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

99.4(2)      Addendum to Stock Option Agreement (Financial Assistance).

99.5(2) Form of Notice of Grant of Stock Option with Stock Option Agreement (Non-Employee Director Automatic Grant).

99.6(2)      Form of Stock Issuance Agreement.

99.7(1)      Form of Director Automatic Option Grant Agreement.

---------------------

(1) Incorporated by reference from an exhibit filed with MeltroniX' Registration Statement on Form S-1 (File No. 33-72890) declared effective by the Securities and Exchange Commission on April 21, 1994.

(2) Incorporated by reference from an exhibit filed with MeltroniX' Registration Statement on Form S-8 (File No. 33-78452) filed with the Securities and Exchange Commission on April 29, 1994.

(3) Incorporated by reference from an exhibit filed with MeltroniX' Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 1995 as amended.

(4) Incorporated by reference from an exhibit filed with MeltroniX' Annual Report on Form 10-K for the 1995 fiscal year filed with the Securities and Exchange Commission.

(5) Incorporated by reference from an exhibit filed with MeltroniX' Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 1996.

(6) Incorporated by reference from an exhibit filed with MeltroniX' Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 1997.

(7) Incorporated by reference from an exhibit filed with MeltroniX' current report on Form 8-K dated March 27, 1996 and filed with the Securities and Exchange Commission on April 5, 1996.

(8) Incorporated by reference from an exhibit filed with MeltroniX' Annual Report on Form 10-K for the 1996 fiscal year filed with the Securities and Exchange Commission on April 15, 1997, as amended.

(9)      Not used.

(10) Incorporated by reference from an exhibit filed with MeltroniX' Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 1997.

(11) Incorporated by reference from an exhibit filed with MeltroniX' Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 1997.

(12) Incorporated by reference from an exhibit filed with MeltroniX' Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 25, 1998.

(13) Incorporated by reference from an exhibit filed with MeltroniX' Annual Report on Form 10-K for the 1997 fiscal year filed with the Securities and Exchange Commission.

(14) Incorporated by reference from an exhibit filed with MeltroniX' Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 1998.

(15) Incorporated by reference from an exhibit filed with MeltroniX' Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 1998.

(16) Incorporated by reference from an exhibit filed with MeltroniX' Annual Report on Form 10-K for the 1999 fiscal year filed with the Securities and Exchange Commission.



*        Previously filed.

+ Confidential Treatment has been granted for the deleted portions of this document.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2002.

                                            MeltroniX, Inc.

Date:    April 16, 2002                     By:    /s/ Robert M. Czajkowski
                                                   -----------------------------
                                                   Robert M. Czajkowski
                                                   President and Chief Executive
                                                     Officer, Director

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert M. Czajkowski, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    April 16, 2002          By:    /s/ Robert M. Czajkowski
                                        -------------------------------------------------------
                                        Robert M. Czajkowski
                                        President and Chief Executive Officer, Director


Date:    April 16, 2002          By:    /s/ Stephen P. Meyer
                                        -------------------------------------------------------
                                        Stephen P. Meyer
                                        Director of MeltroniX


Date:    April 16, 2002          By:    /s/ Paul H. Neuharth, Jr.
                                        -------------------------------------------------------
                                        Paul H. Neuharth, Jr.
                                        Director of MeltroniX


Date:    April 16, 2002          By:    /s/ David J. Strobel
                                        -------------------------------------------------------
                                        David J. Strobel
                                        Director of MeltroniX


Date:    April 16, 2002          By:    /s/ Randal D. Siville
                                        -------------------------------------------------------
                                        Randal D. Siville
                                        Vice President of Finance and Chief Financial Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
MeltroniX, Inc.
San Diego, California


We have audited the accompanying consolidated balance sheets of MeltroniX, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MeltroniX, Inc., as of December 31, 2001 and 2000, and the results of its operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company has suffered recurring losses from operations, has a working capital deficiency, a net shareholders' deficit and is not in compliance with the terms of certain agreements and a number of vendors have obtained judgments against the Company, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                  /s/  Haskell & White LLP
                                                  -----------------------------
                                                  HASKELL & WHITE LLP


Irvine, California
April 5, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
MeltroniX, Inc.
San Diego, California


We have audited the accompanying consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows of MeltroniX, Inc. (formerly Microelectronic Packaging, Inc.) for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows of MeltroniX, Inc for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.



                                                /s/ BDO Seidman, LLP
                                                -------------------------------

                                                BDO SEIDMAN, LLP

Costa Mesa, California
February 17, 2000, except
     for Note 13, paragraph 3,
     which is as of March 22, 2000,
     Note 4, paragraph 3,
     which is as of March 31, 2000,
     and Note 6, paragraph 1,
     which is as of April 11, 2000.

                                                  MELTRONIX, INC.
                                            CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                                                              2001            2000
------------------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
     Accounts receivable, net                                                        $    152,000    $    406,000
     Inventories                                                                          100,000         418,000
     Other current assets                                                                      --          22,000
------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                      252,000         846,000

Property, plant and equipment, net                                                        278,000       1,114,000
Other non-current assets                                                                       --          18,000
------------------------------------------------------------------------------------------------------------------

                                                                                     $    530,000    $  1,978,000
==================================================================================================================

LIABILITIES, REDEEMABLE PREFERRED STOCK AND
SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Current portion of long-term debt                                               $  1,993,000    $     73,000
     Current portion of long-term debt due to related parties                           1,075,000         500,000
     Line of credit                                                                        77,000         626,000
     Accounts payable                                                                   3,850,000       2,905,000
     Accrued liabilities                                                                1,273,000       1,372,000
------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                               8,268,000       5,476,000
Long-term debt, less current portion                                                      261,000         524,000
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                       8,529,000       6,000,000
------------------------------------------------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK
     Series A Convertible Preferred stock, no par value;
     liquidation preference of $8,395,000 in 2001 and $9,266,700 in 2000

      Authorized shares - 9,362,777                                                     8,171,000       9,019,000
      Issued and outstanding - 8,230,780 and 9,085,023, respectively
------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES Common stock, no par value:
     Authorized shares - 50,000,000
     Issued and outstanding - 29,521,698 and 13,845,184, respectively                  47,306,000      43,721,000
Accumulated deficit                                                                   (63,476,000)    (56,762,000)
------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (DEFICIT)                                                        (16,170,000)    (13,041,000)
------------------------------------------------------------------------------------------------------------------

                                                                                     $    530,000    $  1,978,000
==================================================================================================================

                                                      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                       F-3

                                                     MELTRONIX, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,                                                 2001                 2000               1999
-------------------------------------------------------------------------------------------------------------------------
Net Sales                                                       $      2,410,000     $     12,903,000     $    9,254,000

Cost of goods sold                                                     2,817,000           13,673,000          7,682,000
-------------------------------------------------------------------------------------------------------------------------
Gross profit (loss)                                                     (407,000)            (770,000)         1,572,000
Selling, general and administrative                                    3,821,000            4,230,000          2,145,000
Engineering and product development                                      590,000            1,276,000            736,000
-------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                         (4,818,000)          (6,276,000)        (1,309,000)
Other income (expense):
     Interest expense                                                 (1,803,000)            (679,000)        (1,617,000)
     Other income, net                                                     3,000                7,000             95,000
-------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before provision for                  (6,618,000)          (6,948,000)        (2,831,000)
     income taxes
Provision for income taxes                                                 3,000                2,000                 --
-------------------------------------------------------------------------------------------------------------------------
Net income (loss) before extraordinary gain                           (6,621,000)          (6,950,000)        (2,831,000)
Extraordinary gain, net of tax of $166,000                                    --                   --         18,757,000
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                     (6,621,000)          (6,950,000)        15,926,000

Dividends attributable to Series A Convertible
Preferred Stock                                                           93,000              334,000             69,000
-------------------------------------------------------------------------------------------------------------------------
Net income (loss) available to common shareholder               $     (6,714,000)    $     (7,284,000)    $   15,857,000
=========================================================================================================================
Basic and diluted earnings (loss) per common share
     Loss from continuing operations                            $          (0.32)    $          (0.61)    $        (0.27)
     Extraordinary gain                                                       --                   --               1.73
-------------------------------------------------------------------------------------------------------------------------
   Net income (loss) available to common shareholders           $          (0.32)    $          (0.61)    $         1.46
=========================================================================================================================

   Weighted average number of shares outstanding                      21,204,000           12,028,000         10,857,000
=========================================================================================================================

                                                             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                           F-4

                                                      MELTRONIX, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                                 2001                 2000                1999
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                               $     (6,621,000)    $     (6,950,000)   $     15,926,000
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
    Depreciation and amortization                                        758,000              811,000             650,000
    Non cash interest expense                                            156,000              620,000           1,606,000
    Non-employee stock-based compensation                              1,566,000              681,000              53,000
    Loss on disposal of fixed assets                                      78,000                   --                  --
    Gain on extinguishment of debt                                            --                   --         (18,757,000)
Changes in assets and liabilities:
    Accounts receivable                                                  254,000            1,302,000            (402,000)
    Inventories                                                          318,000            1,900,000             755,000
    Other current assets                                                  22,000               73,000             (35,000)
    Other non-current assets                                              18,000               45,000             108,000
    Accounts payable, accrued liabilities and deferred revenue           874,000              827,000             632,000
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                   (2,577,000)            (691,000)            536,000
--------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of fixed assets                                                 --              (95,000)           (107,000)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                           --              (95,000)           (107,000)
--------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Increase (decrease) in line of credit, net                           (549,000)             626,000                  --
   Borrowings under short-term notes payable                           2,299,000              750,000                  --
   Borrowings under long-term debt                                            --              500,000                  --
   Principal payments on long-term debt                                       --           (2,412,000)           (310,000)
Issuance of common stock, net                                            827,000              987,000               2,000
Expenses on issuance of preferred stock                                       --                   --            (255,000)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                    2,577,000              451,000            (563,000)
--------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                               --             (335,000)           (134,000)
Cash at beginning of year                                                     --              335,000             469,000
--------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                             $             --     $             --    $        335,000
==========================================================================================================================

                                                              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                           F-5

                                                 MELTRONIX, INC.
                                       CONSOLIDATED STATEMENTS OF CHANGES
                                        IN SHAREHOLDERS' EQUITY (DEFICIT)
                                                             Common Stock
                                                      --------------------------    Accumulated
                                                         Shares        Amount         Deficit         Total
----------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1998                             10,856,890   $ 40,143,000   $(65,335,000)   $(25,192,000)

Common stock issued                                         3,333          2,000             --           2,000

Non-employee stock compensation                                --        124,000             --         124,000

Series A Convertible Preferred stock dividends                 --             --        (69,000)        (69,000)

Net income                                                     --             --     15,926,000      15,926,000
----------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1999                             10,860,223     40,269,000    (49,478,000)     (9,209,000)

Common stock issued                                     1,496,312        987,000             --         987,000

Non-employee stock compensation                                --      1,157,000             --       1,157,000

Conversion of debt                                        910,886        925,000             --         925,000

Series A Convertible Preferred stock dividends                 --             --       (334,000)       (334,000)

Conversion of Series A Preferred stock and accrued
  dividends to common stock                               577,763        283,000             --         283,000

Effect of beneficial conversion features on
  convertible debt instruments                                 --        100,000             --         100,000

Net loss                                                       --             --     (6,950,000)     (6,950,000)
----------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2000                             13,845,184     43,721,000    (56,762,000)    (13,041,000)

Common stock issued                                    12,141,233      2,283,000             --       2,283,000

Exercise of stock options                                 203,928         56,000             --          56,000

Non-employee stock compensation                                --         53,000             --          53,000

Conversion of debt                                      1,548,335        143,000             --         143,000

Series A Convertible Preferred stock dividends                 --             --        (93,000)        (93,000)

Conversion of Series A Preferred stock and accrued
  dividends to common stock                             1,783,018        893,000             --         893,000

Effect of beneficial conversion features on
  convertible debt instruments                                 --        157,000             --         157,000

Net loss                                                       --             --     (6,621,000)     (6,621,000)
----------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2001                             29,521,698   $ 47,306,000   $(63,476,000)   $(16,170,000)
================================================================================================================

                                                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                      F-6

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS - MeltroniX, Inc. ("MeltroniX") is a semiconductor electronic interconnect solutions company with design, manufacturing and sales services to support the requirements of electronic systems companies. MeltroniX develops, manufactures, markets and sells single and multiple chipset interconnect solutions to customers in the wireless Internet, telecommunications, broadband communications and other electronics related industries. MeltroniX was formerly known as Microelectronic Packaging, Inc. and changed its name to MeltroniX, Inc. in November 1999.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of MeltroniX and its wholly-owned subsidiaries, MeltroniX Solutions, Inc. ("MeltroniX Solutions"), Microelectronic Packaging America, Inc. ("MPA") which is dormant and MPI Place Holder, Inc. ("MPI") which is dormant.

BASIS OF PRESENTATION / LIQUIDITY - The accompanying consolidated financial statements have been prepared assuming MeltroniX will continue as a going concern. During the year ended December 31, 2001, MeltroniX experienced a net loss totaling $6,621,000 and had negative cash flows from operations for 2001 totaling $2,577,000. In addition, MeltroniX had a working capital deficit totaling $8,016,000 and a net shareholders' deficit totaling $16,170,000 at December 31, 2001. Further, MeltroniX has not made timely payments and was not in compliance with certain debt, lease, and service agreements (see Notes 5, 6 and 7) and a number of vendors have obtained judgments against the Company (see
Note 7). These conditions raise substantial doubt as to MeltroniX' ability to continue as a going concern. MeltroniX must significantly improve its profitability and obtain additional sources of liquidity through debt or equity financing to fund its operations, repay debt currently due and debt about to become due as well as its general working capital requirements. Management is currently monitoring its expenses in an effort to improve the effectiveness and efficiency of its available resources to assist in improving its profitability. Management is also currently exploring various debt and equity funding sources including and in addition to those transactions described in Note 15, which have occurred subsequent to December 31, 2001. There can be no assurance that any additional financing will be available to MeltroniX on a timely basis or on acceptable terms or at all. MeltroniX' inability to accomplish these goals will have a materially adverse effect on MeltroniX' business, consolidated financial condition and operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

REVENUE RECOGNITION - We recognize revenue upon the shipment of our products to our customers, as this is the point in time title transfers. All of our products are produced from purchase orders to the exact specifications of our customers. In most cases, our products our usable only by the individual customer for whom they are produced. In some situations, our customers accept a percentage of filed product or return the product to us to repair and return to the customer without reduction in the original billing. Our experience with customer returns has been immaterial and repairs have been infrequent.

CASH AND CASH EQUIVALENTS - MeltroniX considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents.

INVENTORIES - Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives generally ranging from three to five years. Leasehold improvements and assets under capital leases are amortized over the shorter of the estimated useful lives of the assets or the life of the related lease.

LONG-LIVED ASSETS - MeltroniX reviews the carrying amount of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

INCOME TAXES - MeltroniX and its U.S. subsidiaries file consolidated returns for U.S. federal income tax purposes. For California income tax purposes, the domestic parent company files on a unitary basis with all subsidiaries.

MeltroniX accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in MeltroniX' financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year(s) in which the differences are expected to reverse. This requires that MeltroniX record a deferred tax asset related to the future income tax benefits associated with tax loss and credit carryforwards, and certain temporary differences for which tax benefits have not previously been recognized. Deferred tax assets are to be reduced by a valuation allowance when it is more likely than not that a portion or all of the deferred tax asset will not be realized. In addition, under SFAS 109, the tax benefit associated with the utilization of operating loss carryforwards is included in the regular provision for income taxes.

STOCK-BASED COMPENSATION - MeltroniX applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plan. Accordingly, no compensation cost is recognized for its employee stock option plan, unless the exercise price of options granted is less than fair market value on the date of grant. MeltroniX has adopted the disclosure provisions SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note 11).

MeltroniX applies the provisions of SFAS 123 in accounting for its stock-based compensation paid to non-employees. Accordingly, the fair value of common stock options issued to non-employees is estimated at the grant date using the Black-Scholes option-pricing model, and that estimated value is expensed as the services are provided.

ENGINEERING AND PRODUCT DEVELOPMENT COST - Engineering and product development costs are expensed as incurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount of cash, accounts receivable, accounts payable, accrued expenses and long-term debt are reasonable estimates of their fair value because of the short maturity of these items. The carrying amount of MeltroniX' financial instruments generally approximate their fair values as of December 31, 2001.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, including the inventory obsolescence provision, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS - Certain reclassifications have been made to the 2000 presentation to conform to the presentation used in 2001.

CONCENTRATION OF CREDIT RISK - MeltroniX operates in diversified electronic and semiconductor business industries and primarily sells to a number of semiconductor manufacturers electronic equipment manufacturers. MeltroniX performs ongoing credit evaluations of its customers but does not require collateral for credit purchases. MeltroniX maintains allowances for potential credit losses, and such losses have historically been within management's expectations.

EARNINGS (LOSS) PER SHARE - Earnings (loss) per share is calculated pursuant SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share ("EPS") includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of MeltroniX.

COMPREHENSIVE INCOME - Effective in 1998, MeltroniX adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity and bypass net income. For the periods presented, MeltroniX has no items of other comprehensive income, as defined by SFAS No. 130.

NEW ACCOUNTING PRONOUNCEMENTS - In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. MeltroniX currently does not engage in, nor does it expect to engage in, derivative or hedging activities and, accordingly, MeltroniX anticipates there will be no impact to its consolidated financial statements.

Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", summarizes the Securities and Exchange Commission's views on applying generally accepted accounting principles to revenue recognition in financial statements. Significant views addressed relate to shipping terms, customer acceptance and bundled service contracts. Implementation is effective for the first quarter of fiscal 2001, MeltroniX believes that its current revenue recognition policies comply with SAB No. 101.

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation", which addresses certain accounting issues that arose under the previously established accounting principles relating to stock-based compensation. The adoption of this interpretation did not have a material effect on MeltroniX' financial position or results of operations.

In June 2001, the FASB issued SFAS 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," which require that the purchase method of accounting be used for all business combinations initiated after September 30, 2001 and prohibit the use of the pooling-of-interests method. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The amortization for goodwill from past business combinations will cease upon adoption of this Statement on December 31, 2001. Goodwill and intangible assets acquired in business combinations completed after September 30, 2001 must comply with the provisions of this Statement. Also, companies will be required to evaluate all existing goodwill for impairment within six months of adoption by comparing the fair value of each reporting unit to its carrying value at the date of adoption. Any transitional impairment losses will be recognized in the first interim period in the year of adoption and will be recognized as the effect of a change in accounting principle.

The FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets,", which addresses significant issues relating to the implementation of SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The standard is effective for fiscal years beginning after December 15, 2001, and is not expected to have a material effect on the financial statements.

NOTE 2 - SUBSIDIARY CREDITOR OBLIGATIONS, DISCONTINUED OPERATIONS, ISSUANCE OF PREFERRED STOCK AND GAIN ON EXTINGUISHMENT OF DEBT

As of October 15, 1999, a majority of MeltroniX' shareholders approved the conversion into 9,362,777 shares of Series A Convertible Preferred Stock ("Preferred Stock"), of all obligations owed by MeltroniX pursuant to all guarantees by MeltroniX of all debt obligations owed by MeltroniX' former Singapore subsidiaries Microelectronic Packaging (S) Pte. Ltd. ("MPS"), MPM (S), Pte. Ltd., ("MPM"), MPC (S), Pte. Ltd. ("MPC") and Furnace Technology Pte. ("FTECH") ("Singapore Subsidiaries") to (a) Development Bank of Singapore, Ltd.;
(b) Transpac Capital Pte. Ltd., Transpac Industrial Holdings Ltd., Regional Investment Company Ltd., and Natsteel Equity III Pte. Ltd.; (c) NS Electronics Bangkok Ltd.; (d) Texas Instruments Singapore Ltd.; (e) STMicroelectronics, Inc. (the creditor position of STMicroelectronics, Inc., in its entirety, was purchased by and assigned to FI Financial, LLC, 34% of which is comprised of employees and officers of MeltroniX) (f) Motorola, Inc. (g) Samsung Corning Co, Ltd.; and (h) Orix Leasing Singapore Ltd. ("Singapore Creditors"). MeltroniX had entered into written guarantees of the Singapore Creditor Obligations. Because MeltroniX' Singapore subsidiaries ceased operations in 1997 and were unable to pay the Subsidiary Creditor Obligations, MeltroniX became obligated to do so. MeltroniX' obligation to pay the Singapore Creditor Obligations pursuant to MeltroniX' guarantees thereof is referred to herein as the "Company's Subsidiary Guarantee Obligations." The extinguishment of MeltroniX' Subsidiary Guarantee Obligations for 9,362,777 shares of Preferred Stock is referred to herein as the "Debt Extinguishment". Prior to the Debt Extinguishment, by virtue of MeltroniX' Subsidiary Guarantee Obligations, MeltroniX was indebted to the Singapore Subsidiary Creditors in the approximate amount of $28.7 million. The Debt Extinguishment became effective as of October 15, 1999, and as of that date, the entire amount of MeltroniX' Subsidiary Guarantee Obligations was eliminated. After recording the value of the Preferred Stock issued totaling $9.6 million together with expenses incurred in connection with the debt extinguishment of $0.3 million, MeltroniX recorded a gain on extinguishment of the Subsidiary Guarantee Obligations of approximately $18.8 million. This gain has been classified as an extraordinary gain in the financial statements, net of applicable income tax of $166,000.

MeltroniX had discontinued in 1997 and prior the operations of its Singapore subsidiaries, all of which were located in Singapore. Interest expense relating to Singapore debt of $1.6 million in 1999 on MeltroniX' Subsidiary Guarantee Obligations is included in continuing operations' activities.


NOTE 3 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

DECEMBER 31,                                            2001             2000
--------------------------------------------------------------------------------

Accounts receivable consist of:
   Trade receivables .........................     $   167,000      $   456,000
   Allowance for doubtful accounts ...........         (15,000)         (50,000)
                                                   ------------     ------------

                                                   $   152,000      $   406,000
                                                   ===========      ===========

Inventories consist of:
   Raw materials .............................     $   112,000      $   488,000
   Work-in-progress ..........................              --          375,000
   Obsolescence reserve ......................         (12,000)        (445,000)
                                                   ------------     ------------

                                                   $   100,000      $   418,000
================================================================================

DECEMBER 31,                                            2001             2000
--------------------------------------------------------------------------------

Property, plant and equipment consist of:
   Machinery and equipment ...................     $ 2,199,000      $ 2,638,000
   Computer and office equipment .............         261,000          341,000
   Computer software .........................         354,000          354,000
   Furniture and fixtures ....................          47,000           47,000
   Leasehold improvements ....................              --          568,000
                                                   ------------     ------------
                                                     2,861,000        3,948,000
Accumulated depreciation .....................      (2,583,000)      (2,834,000)
                                                   ------------     ------------

                                                   $   278,000      $ 1,114,000
                                                   ===========      ===========

Accrued liabilities consist of:
   Accrued employee compensation .............     $   202,000      $   439,000
   Accrued dividends .........................         445,000          397,000
   Accrued taxes .............................         166,000          195,000
   Other .....................................         460,000          341,000
                                                   ------------     ------------
                                                   $ 1,273,000      $ 1,372,000
================================================================================

NOTE 4 - SIGNIFICANT AGREEMENTS

SCHLUMBERGER TECHNOLOGIES, INC. ATE DIVISION - In January 1998, MeltroniX signed an agreement with Schlumberger Technologies, Inc. ("Schlumberger"). The agreement delineated the terms pursuant to which MeltroniX supplies products to Schlumberger. The agreement included warranty provisions and protection for materials purchased by MeltroniX against production demand forecasts supplied by Schlumberger.

Schlumberger was entitled to request repricing of MeltroniX' product, but was not done during the term of this agreement. MeltroniX could terminate this agreement with 120 days notice, at which time MeltroniX could compile a termination claim to redeem their cost that includes manufacturing expenses incurred on that inventory and normal profit. However, the agreement was not enforceable should MeltroniX file bankruptcy.

On March 31, 2000 approximately $0.9 million of inventory was purchased by Schlumberger under the terms of the manufacturing agreement of the manufacturing agreement described above.

The agreement expired in October 2000 (see Note 5). MeltroniX continues to transact business with Schlumberger on a normal recurring basis. Sales to Schlumberger were $823,000 in 2001 (34% of 2001 sales), $5,458,000 in 2000 (42%
of 2000 sales) and $7,525,000 in 1999 (81% of 1999 sales). In 2000 Schlumberger sales included invoices for rework of $1,069,000 for an unusual and non recurring billing to Schlumberger and a billing to the same customer for raw materials at cost in the amount of $940,000. Approximately $800,000 of this billing was used to reduce the payable to Schlumberger. During the first quarter of 2002 sales to Schlumberger were approximately $370,000.

NOTE 5 - SALES TO MAJOR CUSTOMERS - PURCHASES FROM MAJOR SUPPLIERS

During 2001, MeltroniX had three major customers (customers accounting for 10% or more of total sales) that comprised an aggregate of 71% of MeltroniX' total sales. Amounts due from these customers comprised an aggregate of 89% of accounts receivable at December 31, 2001.

During 2000, MeltroniX had two major customers (customers accounting for 10% or more of total sales), sales to each of which comprised 42% of MeltroniX' total sales. Amounts due from these customers comprised an aggregate 27% accounts receivable at December 31, 2000.

During 1999, MeltroniX had one major customer that accounted for 81% of MeltroniX' total sales.

During 2001 and 2000, MeltroniX purchased materials from one of its major customers. Amounts due to this customer comprised 0% and 9% of accounts payable at December 31, 2001 and 2000, respectively.

The outstanding payables are to be reduced under a formalized payment plan, which calls for the offset of a specific percentage of receivables, arising from new business, due to MeltroniX from Schlumberger. Under this plan MeltroniX originally estimated that the projected payments to Schlumberger would total approximately $390,000 for the year ended December 31, 2000. In 2000 Schlumberger sales included invoices for rework of $1,069,000 for an unusual and non recurring billing to Schlumberger and a billing to the same customer for raw materials at cost in the amount of $940,000. Approximately $800,000 of this billing was used to reduce the payable to Schlumberger. On July 25, 2000, MeltroniX entered into an amended payment plan with Schlumberger for the settlement of its outstanding payables aggregating $1,327,000. The agreement calls for 17 equal installments of $25,317 to be paid on the last day of each month commencing August 31, 2000. At December 31, 2000, the balances due Schlumberger were included within accounts payable. At December 31, 2001 Schlumberger had been paid off all amounts due under this payment plan.


NOTE 6 - ACCOUNTS RECEIVABLE FINANCING AGREEMENT

On April 11, 2000, MeltroniX entered into an agreement to factor its trade accounts receivable. The agreement had an original expiration on October 31, 2000. Terms of the agreement called for a maximum of $500,000 in aggregate receivables at an advance rate of 80% of eligible account receivable or the maximum accounts, whichever is less. Amounts due to the factor under the agreement were secured by a first perfected security interest in all of MeltroniX' personal property including but not limited to accounts receivable, inventory, general intangibles and deposit accounts with the exception of capital equipment.

In July 2000, MeltroniX entered into an Accounts Receivable Financing Agreement with Silicon Valley Bank (the "Bank Credit Line") through July 19, 2001 to replace the factoring agreement described above. The Agreement is secured by all of the assets of MeltroniX, and MeltroniX can borrow up to $1,500,000 in total over the term. The interest charged to be 2.5% above the Silicon Valley Bank Prime Rate that was 9.5% at December 31, 2000. In consideration of the loan, 60,000 warrants were issued to Silicon Valley Bank with an exercise price of $1.50 per share for which MeltroniX recorded a compensation charge of approximately $52,000. The Agreement permits MeltroniX to borrow 70% of the amount of qualified accounts receivable which are accepted by the bank. The Agreement originally required MeltroniX to maintain a net profit after taxes of at least $1.00 on a quarterly basis beginning with the quarter ended June 30, 2000. MeltroniX was in violation of this covenant until it signed an Accounts Receivable Financing Modification Agreement on November 14, 2000 ("Modification Agreement"). Under the Modification Agreement, the bank waived this default on the profitability covenant and substituted a covenant requiring MeltroniX to maintain a certain EBITDA with no greater than a 15% negative variance. MeltroniX, pursuant to the Modification Agreement, issued an additional 60,000 warrants to Silicon Valley Bank with an exercise price of $1.50 per share for which MeltroniX recorded a compensation charge of approximately $26,000. In addition, MeltroniX pays a collateral handling fee based on the balance of the outstanding accounts receivable every month. In December 2000, Silicon Valley Bank notified MeltroniX that it was in default of certain payment provisions. As of December 31, 2000 and March 30, 2001, approximately $626,000 and $336,000 was outstanding under the agreement, respectively. May 2001 Primary Funding Corporation paid Silicon Valley Bank approximately $115,000 to close the Bank Credit Line.

In May 2001 Primary Funding Corporation agreed to finance the receivables for six months until November 30, 2001. Primary Funding funded 80% of the account receivable in exchange for a fee of 3% of the total invoice for the first thirty days with an additional 1% for each additional fifteen day period the receivable was unpaid. At December 31, 2001 approximately $77,000 was due to Primary Funding Corporation. By January 31, 2002 no amount was owed and funding through Primary Funding Corporation was discontinued.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

CAPITAL AND OPERATING LEASES

Following is a schedule by year of estimated future minimum lease payments under capital and operating lease agreements.

YEAR ENDING                                                          CAPITAL
DECEMBER 31,                                                         LEASES
--------------------------------------------------------------------------------
         2002                                                 $       23,000
         2003                                                          9,000
         2004                                                          4,000
         2005                                                             --
         2006                                                             --
         Thereafter                                                       --
--------------------------------------------------------------------------------
         Total minimum lease payments                                 36,000
         Amount representing interest
         at rates varying from 8.3% to 21.6%                           6,000
--------------------------------------------------------------------------------
         Present value of net minimum lease payments                  30,000
         Current portion                                              19,000
--------------------------------------------------------------------------------
         Long-term portion                                    $       11,000
================================================================================

Certain machinery and equipment are subject to leases, which are classified as capital leases for financial reporting purposes. At each of December 31, 2001 and 2000, $722,000, of such leased equipment is included in property, plant and equipment. Amortization expense related to assets under capital leases was approximately $18,000, $82,000, and $82,000 in 2001, 2000, and 1999,
respectively.

MeltroniX leases its operating facilities under a month to month lease that could be terminated at any time. MeltroniX currently pays approximately $38,000 per month with respect to this facility. Lease rates are adjusted each November as per the terms stipulated in the agreement. MeltroniX is currently negotiating a permanent lease for either the current location or a comparable facility in the San Diego area. MeltroniX is also committed under noncancelable operating agreements for the lease of machinery and equipment. Rent expense for 2001, 2000, and 1999 was approximately $281,000, $342,000, and $271,000, respectively.

In June of 1999, MeltroniX entered into a purchase agreement with Asymtec for the acquisition of manufacturing equipment for approximately $222,000. Approximately $117,000 was paid on the purchase price and no further payments were made. A subsequent agreement made the purchase a monthly rental at $15,000 per month until the remaining purchase price was paid. MeltroniX did not make all of the monthly payments as required by the agreement and owed approximately $448,000 and $124,000 on the equipment at December 31, 2001 and 2000, respectively. In January 2002 Asymtec removed the equipment. Such amounts are included in accounts payable in the accompanying consolidated balance sheets.

NOTES PAYABLE

At December 31, 2001, MeltroniX has $2,075,000 in notes payable; $1,000,000 of convertible notes payable and $1,075,000 to various related parties, which are classified as current liabilities, except for $250,000 of convertible notes payable classified as long-term liabilities in the consolidated balance sheet, and are described below.

CONVERTIBLE NOTES PAYABLE

In January 2001, La Jolla Cove Investors, Inc. ("LJCI") and The Norman Litz IRA, loaned MeltroniX $250,000 each in exchange for a two-year convertible note bearing interest at 10%, payable monthly. The convertible note due to The Norman Litz IRA is secured by the assets of MeltroniX, while the note due to LJCI is personally guaranteed by directors and officer of MeltroniX. The conversion prices of the notes are equal to (a) $.20 per share, if the principal amounts are converted within one-year of the effective date, or (b) the lesser of $.20 per share or 80% of the lowest market price (as defined) during the 45 days prior to the conversion, if the principal amounts are converted after one-year and prior to maturity. As a result, MeltroniX incurred an aggregate of $312,000 in interest expense as recognition of the beneficial conversion feature, which is to be recognized over the note terms. For the year ended December 31, 2001, $157,000 was recorded as interest expense with a corresponding offset to common stock. The remaining balance of $157,000 will be incurred in 2002. In addition, each of the agreements contains an Additional Stock Purchase Right, whereby, upon conversion of any portion of the notes, the debt holders can purchase additional shares at the lesser of $.20 per share or 80% of the lowest market price (as defined) during the 45 days prior to note conversion. Under the Additional Stock Purchase Right, the debt holders are limited in the number of additional shares that can be purchased, such that, (a) the additional shares purchased can not exceed 50% of the number of shares initially converted from the loan balance, and (b) the debt holders can not own more than 10%, individually, of the then outstanding shares of Common Stock.

In December 2000, MeltroniX entered into three separate loan and stock issuance agreements aggregating $500,000 with related parties and shareholders. These agreements are secured, bear interest at 10% and are convertible at any time through the maturity date of December 2002 into Common Stock of MeltroniX. The conversion prices range from $.18 to $.32 per share, which represents a 20% discount on the date of the respective agreement. As a result, MeltroniX incurred a one-time charge to interest expense aggregating $100,000 as recognition of the beneficial conversion feature, the offset of which was to common stock. In addition, each of the agreements contains an Additional Stock Purchase Right, whereby, the debt holders can purchase additional shares at the then existing market value on the date of the agreement, which ranges from $.22 to $.41 per share. Under the Additional Stock Purchase Right, the debt holders are limited in the number of additional shares that can be purchased, such that, the additional shares purchased can not exceed the number of shares initially converted from the loan balance.

On March 22, 2000, MeltroniX entered into a loan and stock issuance agreement (the "Loan Agreement") in the amount of $250,000 with a related party and shareholder. The Loan Agreement was unsecured, bore interest at 10% and was convertible after 60 days into common stock of MeltroniX at a discount of 15% pursuant to the terms of the MeltroniX 1993 Stock Option/Stock Issuance Plan. As a result, MeltroniX incurred a one-time charge to interest expense in the amount of $44,000 as recognition of the beneficial conversion feature. In June 2000, the entire loan amount was converted into 212,303 shares of Common Stock of MeltroniX.

NON-CONVERTIBLE NOTES PAYABLE

On April 30, 2001, MeltroniX borrowed $250,000 from Paul H. Neuharth, Jr., a director, under a promissory note with interest at 14%, due and payable on the earlier of May 1, 2002 or from the proceeds of equity investments cumulating over $1,000,000. In connection with the promissory note, MeltroniX issued 2,500,000 shares of its common stock as additional consideration for the loan for which MeltroniX recorded a charge aggregating $875,000. In December 2001, Paul H. Neuharth, Jr. waived the accumulated interest on the note for 2001 as additional consideration for the shares issued. Such interest aggregated to approximately $23,000.

On April 6, 2001, MeltroniX borrowed an additional $200,000 from LJCI under a secured promissory note with interest at 9%, due and payable on April 6, 2002 and is guaranteed by certain officers/directors of MeltroniX. In connection with the promissory note, MeltroniX issued 1,000,000 shares of its common stock as additional consideration for the loan for which MeltroniX recorded a compensation charge aggregating $332,000. MeltroniX has further agreed to prepare and file a registration statement within 60 days and use its best efforts to effect such registration statement to register the 1,000,000 shares and those underlying the previously issued convertible note payable. Such registration statement was filed in January 2002.

In February and March 2001, MeltroniX entered into two separate loan agreements with James T. Waring, a director, in the amounts of $50,000 and $75,000. Each loan agreement carries interest at an annual rate of 10%, is secured, and is due within the earlier of 15 months or the date as of which MeltroniX has received a cumulative amount of $1,075,000 under the letter of intent with USSC discussed below. No amendments to such agreements have been made to date.

In June 2000, Transpac Capital Pte. Ltd., an existing shareholder, and FI Financial, a shareholder and an entity controlled by James T. Waring loaned MeltroniX $250,000 each in exchange for a six month secured note bearing interest at prime plus .75% and 9%, respectively MeltroniX discussed payment arrangements with Transpac Capital Pte. and negotiated an agreement to extend, waive or defer all or any part of the principal or interest for an additional six month period. FI Financial has agreed to extend the due date of its promissory note for six months. In consideration of each of these loans, the lenders were each issued warrants to purchase 250,000 shares of common stock with an exercise price of $1.344 for which MeltroniX recorded a compensation charge aggregating $398,000. The maturity dates for these obligations have orally been extended to June 14, 2001. There are no further extensions and these notes are currently due. The note holders have not demanded payment.

Additionally, during 2000, MeltroniX converted trade accounts payable aggregating $50,000 to one vendor into a note payable with an original maturity date of August 18, 2000 with interest at 10% and a default rate of 12%. There have been no payments made by MeltroniX under the note agreement. During 2001, a judgment against MeltroniX was issued in favor of this vendor and, accordingly, the balance due of $50,000, plus interest of $26,000, was included in accounts payable in the accompanying balance sheet as of December 31, 2001.

OTHER DEBT INSTRUMENTS

In February 2001, MeltroniX executed a letter of intent with United States Semiconductor Corporation ("USSC") for a proposed transaction, which, if consummated, would provide that USSC will (i) grant MeltroniX an exclusive, non transferable license for the use of USSC's technology in exchange for a percentage to be determined of MeltroniX' common stock, and (ii) purchase a percentage yet to be determined of the common stock of MeltroniX. The expenses to further develop the technology to a commercially feasible and manufacturable level are to be born by USSC. Once established, MeltroniX is to manufacture the developed products and, upon sale, will be obligated to pay USSC a royalty, the amount of which has yet to be agreed upon. As of December 31, 2001, MeltroniX had received aggregate advances of $1,074,000 from USSC that are included in current portion of long-term debt in the accompanying consolidated balance sheets. Since December 31, 2001 USSC has provided MeltroniX an additional $137,000 bringing the total to $1,211,000. Management is continuing its discussion with USSC in anticipation of executing a definitive agreement. The consummation of the transactions contemplated by the letter of intent are subject to a number of conditions that are outside the control of MeltroniX and, therefore, there is no assurance that such transactions will be successfully completed.

Solana Venture Group, LP ("Solana") and MeltroniX entered into a letter of agreement in July 2001 and Solana provided MeltroniX with $150,000 advance. The $150,000 is convertible into MeltroniX Common Stock at $.20 per share and if the stock is not publicly tradable within six months of conversion, Solana may tender the stock back to MeltroniX for an immediate payment of $150,000. The other terms of the letter of agreement were not fulfilled and are not active terms. The terms of this letter of agreement are the subject of a signed letter of intent dated April 4, 2002 discussed below.

See Note 15 for additional transactions with Solana subsequent to year end.

PROFESSIONAL SERVICES AGREEMENT

MeltroniX entered into a professional service agreement in 1998 whereby MeltroniX obtained the use of a piece of test equipment and technical support for such equipment from the service provider. The agreement provided for annual payments of approximately $90,000, until it was amended in September 2000 to provide for monthly payments of $15,000 for October, November and December 2000. The agreement can be further amended by MeltroniX contingent upon MeltroniX' need for service and provision of a change order to the service provider. Included in accounts payable at December 31, 2001 and 2000 is an amount of $52,500 and $45,000 owed under this agreement, respectively. The test equipment is no longer used and there is no continuing expense in 2002.

REGISTRATION RIGHTS

Certain of MeltroniX' shareholders have been granted certain registration rights. The costs of any such offering, exclusive of any underwriting discount, would be borne by MeltroniX.

LEGAL MATTERS

In May 1995, the United States Environmental Protection Agency ("EPA") issued written notice to all known generators of hazardous waste shipped to a Whittier, California treatment facility. The EPA notice indicated that these generators (including MeltroniX) were potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). The notice requires all of the generators of this waste to take immediate actions to contain and prevent any further release of hazardous substances at the site. In response to the EPA notice, MeltroniX and approximately 100 of the other named generators provided the necessary funding to effect the removal and destruction of the hazardous wastes stored at this site. At present, MeltroniX believes its percentage of responsibility for this site is less than one half of one percent; and that percentage is expected to decrease substantially as additional generators are determined. In addition, MeltroniX and other named generators have provided certain funding to test the soil and groundwater at this site, which testing is currently ongoing. Although the cost incurred by MeltroniX to date of removing and destroying the hazardous waste stored at this facility was not significant, this effort does not address the cleanup of potential soil and/or ground-water contamination present at this site. Management is currently unable to estimate the possible cost of this suit, as the cost of clean up has not been determined. Therefore, there can be no assurance that the costs and expenses associated with this action will not increase in the future to a level that would have a material adverse effect upon MeltroniX' business, financial condition, results of operations or cash flows.

Two of MeltroniX' former consultants and directors, Lewis Solomon and Gary Stein ("Plaintiffs"), filed a lawsuit on December 18, 1998 in the state of New York against MeltroniX and its major customer, Schlumberger. The Consultants services were terminated in July 1998. Mr. Solomon resigned from the Board of Directors in August 1998; Mr. Stein resigned in December of the same year. Since the filing of this lawsuit, MeltroniX was successful in causing this matter to be transferred to San Diego, California, thus making MeltroniX' defense of this case more convenient and less expensive. In the complaint, Plaintiffs charged that MeltroniX failed to pay them for alleged consulting services, expense reimbursements and other forms of compensation aggregating $101,250. Further, Plaintiffs alleged they were wrongfully terminated as consultants. MeltroniX believed Plaintiffs' claims were without merit and made substantial counterclaims against Plaintiffs. A court-supervised settlement conference was held in this case in November 1999, but no settlement was reached at that time. In March 2001, the matter was settled whereby MeltroniX agreed to pay $50,000 in the form of 120,482 shares of common stock. The number of shares to be issued was based on the average of the high bid and low ask market price of $.414 per share as of January 10, 2001.

On October 18, 2000, MeltroniX was notified by the United States Bankruptcy Court that Lucien A. Morin, II, as Chapter 7 Trustee of H. J. Meyers & Co., Inc. is seeking from MeltroniX 1,000,000 common stock purchase warrants with a term of five years from November 19, 1997, an exercise price of $1.00 per share, and certain registration rights under a contract between MeltroniX and H.J. Meyers, Co. MeltroniX has responded that H. J. Meyers & Co. failed to fulfill its obligations under the contract, which was cancelled in August 1998 and that as a result no warrants are due.

Approximately thirty vendors from accounts payable have filed suit against MeltroniX and received judgements or are in the process of receiving a judgement for amounts owed to them. The total accounts payable subject to these judgements is approximately $700,000. MeltroniX has no cash to satisfy these judgements. UCC filings held by the note holders secure all of the assets of MeltroniX. The MeltroniX assets are not sufficient to satisfy all of the debt covered by UCC filings. Operations during the first half of 2002 require continued financing to cover cash shortfalls. USSC has been willing to discuss the judgements with the creditors and has negotiated discounts and payment plans dependent on continued financing. The creditors have been informed that payment of their debts can be made at a discount only when USSC has financed the MeltroniX operations.

MeltroniX is involved in various other claims arising in the ordinary course of business. None of these other claims, in the opinion of management, is expected to have a material adverse impact on the financial position, cash flows or overall trends in the results of operations of MeltroniX.

OTHER

During 2001, MeltroniX signed a Memorandum of Understanding (MOU) with WIDCOMM, Inc., a world leader in Bluetooth networking solutions, that forms the basis of an agreement for WIDCOMM to license its Bluetooth protocol stack to MeltroniX. MeltroniX was planning to incorporate WIDCOMM's Bluetooth technology into its high-density semiconductor interconnect solutions for distribution to its customers in the wireless/internet, telecommunication, high band width networks and medical markets. WIDCOMM's Bluetooth protocol software was the world's first Bluetooth Qualification Body (BQB) certified product. To date no further progress has been made to implement this product line and it is not known whether WIDCOMM, Inc. is still interested in working with MeltroniX.


NOTE 8 - INCOME TAXES

MeltroniX accounts for income taxes in accordance with SFAS No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under the SFAS 109 asset and liability method, deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year(s) in which the differences are expected to reverse.

Net income (loss) is comprised of the following:

YEARS ENDED DECEMBER 31,           2001              2000              1999
-------------------------------------------------------------------------------
Domestic operations             $ (6,621,000)    $ (6,950,000)    $ (2,831,000)
Singapore operations                    -                -          18,757,000
-------------------------------------------------------------------------------
     Total                      $ (6,621,000)    $ (6,950,000)    $ 15,926,000
===============================================================================

A reconciliation of the provision for income taxes to the amount computed by applying the statutory Federal income tax rate to income before income taxes follows:

YEARS ENDED DECEMBER 31,                                        2001                 2000                1999
-----------------------------------------------------------------------------------------------------------------
Amounts computed at Federal statutory rate              $      (2,250,000)      $  (2,360,000)    $    5,415,000
Foreign income not subject to U.S. taxation                          -                   -            (5,853,000)
Amortization of non-deductible intangible assets                     -                 15,000             37,000
Non-deductible expenses                                           205,000             241,000             21,000
Realization of previously deferred tax benefits                  (198,000)           (337,000)          (120,000)
Added to NOL carryforward                                       2,246,000           2,443,000            500,000
-----------------------------------------------------------------------------------------------------------------
Provision for income taxes                              $           3,000       $       2,000     $         -
=================================================================================================================

The components of deferred income taxes:

DECEMBER 31,                                                       2001              2000
-----------------------------------------------------------------------------------------------------------------
Deferred tax assets:
Net operating loss carryforwards                        $       9,246,000       $   7,000,000
Accrued liabilities and reserves                                  102,000             187,000
Tax credit carryforwards                                          762,000             762,000
-----------------------------------------------------------------------------------------------------------------
                                                               10,110,000           7,949,000
Valuation allowance                                           (10,107,000)         (7,861,000)
-----------------------------------------------------------------------------------------------------------------
                                                                    3,000              88,000
Book and tax depreciation differences                              (3,000)            (88,000)
-----------------------------------------------------------------------------------------------------------------
Deferred taxes                                          $           -           $       -
=================================================================================================================

At December 31, 2001 and 2000, a 100% valuation allowance has been provided on the total deferred income tax assets as they are not more likely than not to be realized.

MeltroniX has not recorded provisions for any United States income taxes in 2001 and 2000. At December 31, 2001, MeltroniX had net operating loss carryforwards of approximately $38,405,000 for Federal tax reporting purposes and approximately $18,989,000 for California tax purposes. The net operating loss carryforwards for tax purposes expire between 2002 and 2021.

As of December 31, 2001, MeltroniX also has approximately $535,000 and $227,000 in Federal and state general business credits credit carryforwards, respectively. These credits expire between 2001 to 2013. MeltroniX believes that it has incurred an ownership change pursuant to Section 382 of the Internal Revenue Code and, as a result, MeltroniX believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations.


NOTE 9 - SHAREHOLDERS' EQUITY

REDEEMABLE PREFERRED STOCK

As of March 10, 1998, shareholders approved an amendment to MeltroniX' Amended and Restated Articles of Incorporation to add 10 million shares of undesignated preferred stock, pursuant to a written consent solicitation.

On October 15, 1999, shareholders approved an amendment to MeltroniX' Amended and Restated Articles of Incorporation to authorize the issuance of 9,362,777 shares of Series A Convertible Preferred Stock and to eliminate the previously undesignated class of 10 million shares. The holders of the Preferred Stock are entitled to voting rights equivalent to Common shareholders, preferential dividends of 3.57% per year out of assets legally available whereas and as declared by the Board, and conversion rights into common stock at the rate of 2 shares of Common Stock for each share of Preferred Stock. The 9,362,777 shares of restricted preferred stock were issued effective October 15, 1999.

Upon the conversion of the Preferred Stock, any dividends payable with respect to those shares shall be converted into that number of shares of Common Stock determined by dividing the dividends payable by the conversion price. During the years ended December 31, 2001 and 2000, certain Preferred shareholders converted 854,243 shares and 277,754 shares, respectively, of Preferred Stock and related accrued dividends of $45,000 and $7,000, respectively, into 1,783,018 and 577,763 shares, respectively, of Common Stock.

In the event of any liquidation, dissolution or winding up of MeltroniX, the holders of Preferred Stock are entitled to receive an amount per share equal to $1.02 for each outstanding share of Preferred Stock plus any declared but unpaid dividends before any distribution to the holders of the Common Stock. Upon a merger or sale transaction that results in a change in control, cash or non-cash assets may be required to be distributed to shareholders. Amounts would first be distributed to holders of the redeemable Preferred Stock up to $1.02 per share, then ratably in proportion to amounts held by each holder of Preferred Stock before any distribution to holders of Common Stock. As such, the Preferred Stock is classified outside of shareholders' equity.

MeltroniX is entitled to redeem all or any part of the outstanding shares of Preferred Stock for the original issue price of $1.02 plus the amount of all declared but unpaid dividends.

COMMON STOCK

As of March 10, 1998, shareholders approved an amendment to MeltroniX' Amended and Restated Articles of Incorporation to increase the authorized shares of Common Stock from 15 million shares to 50 million shares

In order to permit MeltroniX to issue additional options to employees, the Shareholders approved an amendment to MeltroniX' 1993 Stock Option/Stock Issuance Plan, which reserved an additional 2.3 million shares for the plan in 1999. During 2001, 2000, and 1999, employees exercised options to purchase 203,928, 1,153,979, and 3,333 shares of MeltroniX' common stock, respectively.

During 2001, MeltroniX issued an aggregate of 7,718,334 shares under private placements to accredited investors for aggregate proceeds of $767,000. In relation to these issuances, MeltroniX recorded a charge of $306,000 for shares issued at a discount to market value for the year ended December 31, 2001. In addition, MeltroniX issued an aggregate of 4,080,566 shares to related parties.

On April 30, 2001, MeltroniX borrowed $250,000 from Paul H. Neuharth, Jr., a director, under a promissory note with interest at 14%, due and payable on the earlier of May 1, 2002 or from proceeds of equity investments cumulating over $1,000,000 from United States Semiconductor Corporation (below). In connection with the promissory note, MeltroniX issued 2,500,000 shares of its common stock as additional consideration for the loan for which MeltroniX recorded a compensation charge aggregating $875,000.

On September 21, 2001 MeltroniX and the past President signed an agreement concerning his resignation. In exchange for all options 1,250,000 shares were issued. MeltroniX recorded a compensation charge of $150,000.

The remainder of the shares were issued in exchange for the personal guarantee of notes entered into by MeltroniX. MeltroniX recorded a compensation charge of approximately $92,000.

During 2001, MeltroniX converted $143,000 of long-term debt into an aggregate of 1,548,335 shares of Common Stock.

In July 2000, MeltroniX issued 342,333 shares under a private placement to accredited investors at a price per share of $1.50, aggregating total proceeds of $513,000. In addition, the new shareholders were granted warrants to purchase 171,175 shares of Common Stock with an exercise price of $1.50 per share for which MeltroniX recorded a compensation charge of approximately $147,000. Subsequently, in December 2000, MeltroniX amended the warrants to reflect 342,333 shares of Common Stock available for purchase by the new shareholders at an exercise price of $.01 per share. As a result, MeltroniX recorded additional compensation of approximately $364,000 bringing the aggregate charge for these warrants to $511,000. The value of the warrants was determined using the Black-Scholes option-pricing model and similar assumptions as used to value other options and warrants as discussed in Note 11. In January 2001, these warrants were exercised in their entirety.

During 2000, MeltroniX converted $631,000 of accounts payable and $294,000 of long-term debt into an aggregate of 910,886 shares of Common Stock. In addition, the creditors were granted warrants to purchase 263,358 shares of Common Stock with exercise prices ranging from $.56 to $1.51 per share for which MeltroniX recorded a compensation charge aggregating approximately $170,000.


NOTE 10 - EMPLOYEE BENEFIT PLAN

MeltroniX maintains a defined contribution retirement savings plan, which is intended to qualify under section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time U.S. employees. Participants may contribute a percentage of their salaries subject to statutory annual limitations. MeltroniX matched a percentage of the employee contributions during 2000 and 1999 as specified in the plan agreement. Company matching was cancelled at the beginning of 2001. Contributions by MeltroniX totaled $64,000, and $66,000, in 2000, and 1999, respectively.


NOTE 11 - STOCK OPTION/STOCK ISSUANCE PLAN AND STOCK PURCHASE WARRANTS

STOCK OPTION/STOCK ISSUANCE PLAN - MeltroniX maintains a stock option/stock issuance plan under which incentive stock options may be granted to employees of MeltroniX and nonqualified stock options may be granted to consultants and non-employee directors of MeltroniX. Under the terms of the plan, nontransferable options may be granted for terms of up to 10 years and are generally exercisable at the rate of 33% per year, although vesting terms are determined at the discretion of the Board of Directors. Options are granted with an exercise price not less than the fair market value of the common stock shares at the date of grant. A total of 7,000,000 shares of common stock have been reserved for issuance under the plan. The plan terminates on December 8, 2003.

On December 14, 2000, MeltroniX repriced 803,000 options previously granted to employees, excluding members of the board of directors, given the decline in the trading price of MeltroniX' securities to reduce the exercise price to $0.453 per share. This repricing requires the recording of additional compensation expense for subsequent increases in the market price for the common stock and reductions of compensation expense for subsequent decreases, but in any case, not for decreases in the market price below the repriced exercise price. For the years ended December 31, 2001 and 2000, no additional compensation was recorded as the market price for MeltroniX' common stock continued to decline. In November 2001 the employee options were cancelled. Options can be issued to employees subject to this cancellation after May 5, 2002 at the then current market price and those options will not create an expense charge to MeltroniX.

MeltroniX has issued options to non-employees in exchange for services and has recorded compensation expense based upon the estimated fair value of those options totaling $0, $0, and $124,000, for 2001, 2000, and 1999, respectively. The fair value of the options was determined using the Black-Scholes option-pricing model, and is charged to expense in the period the services are provided. There were no non-employee stock options issued during the years ended December 31, 2001 and 2000. For 1999, MeltroniX issued to non-employees 30,000 shares of Common Stock at a price of $0.32 per share, the fair market value on the date of issuance, pursuant to MeltroniX' Stock Issuance Program.

MeltroniX applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for this plan. Under APB Opinion 25, when the exercise price of options granted under MeltroniX's plan is equal to the market price of the underlying stock on the date of grant, no compensation cost is recognized.

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," requires MeltroniX to provide pro forma information regarding net income and earnings per share as if such compensation cost for MeltroniX' stock option and issuance plans had been determined in accordance with the fair value based method prescribed in SFAS 123. MeltroniX estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999, respectively: 0% dividend yield; expected volatility of 60%, 60%, and 78.25 - 83.61%; risk free interest rates of 6.20%, 6.20%, and 5.16 - 6.26%; and expected lives of 3 to 6 years (determined on an option-by-option basis). Under the accounting provisions of SFAS 123, MeltroniX' net income (loss) per share would have adjusted to the pro forma amounts indicated below:

                                                           2001                2000               1999
                                                       -------------       -------------      -------------
Net income (loss):
    As reported .....................................  $ (6,621,000)       $ (6,950,000)      $ 15,857,000
    Proforma ........................................    (7,041,000)         (7,571,000)        15,515,000
Earnings (loss) per common share:
    As reported .....................................         (0.32)              (0.61)              1.46
    Proforma ........................................         (0.33)              (0.63)              1.43
Earnings (loss) per common share - assuming dilution:
    As reported .....................................         (0.32)              (0.61)              1.46
    Proforma ........................................         (0.33)              (0.63)              1.43

A summary of the status of MeltroniX' stock option plan as of December 31, 2001, 2000, and 1999 and changes during the years ending on those dates is presented below:

The table includes information for options granted to employees and non-employees, both issued under one stock option plan.

                                                 2001                       2000                        1999
                                   ----------------------------------------------------------------------------------
                                             WEIGHTED-AVERAGE           Weighted-Average            Weighted-Average
                                     SHARES     EXERCISE         Shares     Exercise        Shares      Exercise
                                     (000)        PRICE          (000)        Price         (000)         Price
                                   ----------------------------------------------------------------------------------
Outstanding at beginning of year       4,034       $0.47          6,047       $0.37          2,425       $0.48
Granted                                1,984        0.34            710        1.92          4,173        0.33
Exercised                              (204)        0.28         (1,154)       0.41             (3)       0.63
Forfeited                            (5,584)        0.43         (1,569)       0.40           (548)       0.51
Outstanding at end of year               230        0.76          4,034        0.47          6,047        0.37
                                   ----------------------------------------------------------------------------------
Options exercisable at year-end           70        1.02          1,827        0.46          1,331        0.39
                                   ===========               ============                ===========
Weighted-average fair value of
   options granted during the year                $ 0.14                     $ 1.08                     $ 0.19

The following table summarizes information about fixed stock options outstanding at December 31, 2001.

                                         Options Outstanding                            Options Exercisable
                       --------------------------------------------------------  ----------------------------------
                           Number        Weighted-Average    Weighted-Average        Number      Weighted-Average
  Range of Exercise    Outstanding at        Remaining          Exercise         Exercisable at      Exercise
        Prices            12/31/01       Contractual Life         Price             12/31/01          Price
-------------------------------------------------------------------------------------------------------------------
  $ 0.10 to   $0.30         120,000          9.5 years          $  0.18                17,000       $  0.18
  $ 0.31 to   $0.50          40,000             9.1             $  0.41                12,000       $  0.41
  $ 0.51 to   $1.50          40,000             8.6             $  1.44                27,000       $  1.44
  $ 1.51 to   $3.00          30,000             8.0             $  2.61                14,000       $  2.61
                       ----------------                                          ----------------
  $ 0.10 to   $3.00         230,000                                                    70,000
                       ================                                          ================

STOCK PURCHASE WARRANTS - During 2001, MeltroniX issued 98,000 warrants to a former director upon resigning from the Board with exercise prices ranging from $0.32 to $2.61 and expire in February 2003. These warrants were granted to replace existing stock options that were cancelled upon his resignation. In addition, MeltroniX granted 125,000 warrants to a new director at an exercise price of $0.38 that expire in February 2003. Also, in March 2001, and in connection with the facility lease amendment (Note 7), MeltroniX granted warrants to purchase 100,000 shares of Common Stock to the lessor at an exercise price of $.50 per share that expire in March 2004. In connection with the 2001 warrant grants, MeltroniX recorded a compensation charge of $53,000 for the year ended December 31, 2001.

During 2000, MeltroniX issued 250,000 warrants to each Transpac and FI Financial in connection with loans made to MeltroniX (Note 7), an aggregate of 120,000 warrants to Silicon Valley Bank in connection with an Accounts Receivable Financing Agreement (Note 6), 342,333 warrants to new shareholders in connection with a private placement of securities in July 2000 (Note 9), and 263,358 warrants to debtors in connection with the conversion of debt to common stock (Note 9). In connection with the 2000 warrant grants, MeltroniX recorded a compensation charge of $681,000 and interest expense of $476,000 for the year ended December 31, 2000.

In connection with an agreement dated April 24, 1998, with Transpac and the related investors, Transpac and the related investors received a warrant to purchase 500,000 shares of Common Stock at an exercise price of $1.00 per share, exercisable on or until April 24, 2003. In 1999, in connection with the debt restructuring, the exercise price of this warrant was reduced by 50% to $0.50. In addition, on September 24, 1998, MeltroniX granted warrants to ST Microelectronics, currently controlled by preferred shareholders of MeltroniX, to purchase 200,000 shares of Common Stock at an exercise price of $1.00 per share, exercisable on or until September 24, 2003. The number of shares purchasable under the aforementioned warrants is subject to adjustment upon certain events including stock splits, subdivisions or contributions of shares. At December 31, 2000, none of these warrants had been exercised.

No stock purchase warrants have been exercised during the two years ended December 31, 2000. However, in January 2001, MeltroniX issued 342,333 shares of Common Stock in connection with the exercise of the warrants granted in relation to the private placement (Note 9).

As of December 31, 2001, MeltroniX had reserved common stock for the following purposes:

                  Convertible Preferred Stock Exercise              16,461,560

                  1993 Stock Option Plan                               230,000

                  Stock Warrants                                     1,735,191
                                                                   ------------
                                                                    18,426,751
                                                                   ============

NOTE 12 - SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

Cash paid for interest during 2001, 2000, and 1999 totaled $66,000, $25,000, and $29,000, respectively.

Dividends on Preferred Stock were accrued and undeclared in the aggregate amount of $205,000 for the year ended December 31, 2001. In addition, several Preferred stock shareholders have retroactively declined to accept dividends on their Preferred Shares resulting in a benefit to the Company of $112,000. During 2001, holders of 854,243 shares of Preferred Stock converted those shares and related accrued dividends of $45,000 into 1,783,018 shares of common stock. Also, during 2001, $143,000 of long-term liabilities were converted into an aggregate of 1,548,335 shares of Common Stock. Also, upon judgment against MeltroniX, a note payable of $76,000 was transferred to trade accounts payable during the year ended December 31, 2001. Further, during 2001, MeltroniX disposed of fixed assets with a cost basis of $1,088,000 and accumulated depreciation of $1,010,000 and recognized a loss on disposal of $78,000.

Dividends on Preferred Stock were accrued and undeclared in the aggregate amount of $334,000 for the year ended December 31, 2000. In December 2000, holders of 277,754 shares of Preferred Stock converted those shares and related accrued dividends of $7,000 into 577,763 shares of common stock. Also, during 2000, $631,000 of trade accounts payable and $294,000 of long-term liabilities were converted into an aggregate of 910,886 shares of Common Stock. Further, MeltroniX converted trade accounts payable of $50,000 into notes payable during the year ended December 31, 2000.

Non cash capital leases entered into in 1999 totaled $567,000. Preferred Stock was issued in exchange for debt (Note 2) on October 15, 1999, with a stated value of $9,550,033. Dividends on Preferred Stock at December 31, 1999, were accrued and undeclared in the amount of $69,000.


NOTE 13 - RELATED PARTY TRANSACTIONS

In December 2000, we entered into three separate loan and stock issuance agreements aggregating $500,000 with related parties and shareholders. These agreements are secured, bear interest at 10% and are convertible at any time through the maturity date of December 2002 into Common Stock. The conversion prices range from $.18 to $.32 per share, which represents a 20% discount on the date of the respective agreement. As a result, upon issuance of the debt, we incurred a one-time charge to interest expense aggregating $100,000 as recognition of the beneficial conversion feature. In addition, each of the agreements contains an Additional Stock Purchase Right, whereby, the debt holders can purchase additional shares at the then existing market value on the date of the agreement, which ranges from $.22 to $.41 per share. Under the Additional Stock Purchase Right, the debt holders are limited in the number of additional shares that can be purchased, such that, the additional shares purchased can not exceed the number of shares initially converted from the loan balance.

MeltroniX has entered into several related party transactions during the years ended December 31, 2001 and 2000, including note payable obligations (Note 7), issuance of Common Stock (Note 9), and granting of Common Stock warrants (Note
11).

As part of the issuance of Preferred Stock on extinguishment of debt (see Note
2), a group of employees, officers, and directors purchased 449,696 shares of the Preferred Stock in 1999.

MeltroniX has recorded $90,000 and $78,000 of accrued and unpaid fees to Board Members at December 31, 2001 and 2000, respectively.

NOTE 14 - EARNINGS PER SHARE ("EPS")

Options to purchase 230,000 shares and warrants to purchase 1,735,191 shares of common stock at prices ranging from $0.18 to $2.61 were outstanding during 2001 but were not included in the computation of diluted EPS because the options and warrants effect on EPS would be anti-dilutive. The options and warrants, which expire between February 2003 and December 2010, were still outstanding as of December 31, 2001. The 8,230,780 shares of Series A Convertible Preferred Stock issued and outstanding at December 31, 2001 were not included in the computation of diluted EPS as the effect on EPS would be anti-dilutive.

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


NOTE 15 - SUBSEQUENT EVENTS

Solana and MeltroniX entered into a letter of agreement July 2001 and Solana provided MeltroniX with $150,000 advance. The $150,000 is convertible into MeltroniX Common Stock at $.20 per share and if the stock is not publicly tradable within six months of conversion, Solana may tender the stock back to MeltroniX for an immediate payment of $150,000. The other terms of the letter of agreement were not fulfilled and are not active terms. The terms of this letter of agreement are the subject of a signed letter of intent dated April 4, 2002 discussed below.

Solana and MeltroniX entered into a letter of agreement April 4, 2002. Solana will provide $1.3 million in the form of a convertible note, that will integrate into the offering described in Meltronix's January 2002 S-2 SEC filing. The $1.3 million convertible note shall have a conversion price of 25% discount to market. The note shall consist of three transactions:

1. $500,000 (in consideration of $150,000 cash discussed in above paragraph, $150,000 as a fee to Solana for ongoing due diligence and $200,000 in new funds upon execution of the note. Solana wishes to convert this amount and take delivery of the restricted stock).
2. Ten days after the delivery of the stock in item #1 above Solana will provide $300,000 that will be converted to restricted stock.
3. Fifteen days after the delivery of the stock in item #2 Solana will provide $500,000 that will be converted to restricted stock.

NOTE 16 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended December 31, 2001 and 2000 (in thousands):

2001                               March 31     June 30    September 30   December 31
----                               --------     -------    ------------   -----------
Net Sales                          $   885      $   740      $   395      $   390
Gross profit (loss)                    130          106         (786)         143
Income (loss) from operations         (652)        (420)      (2,198)      (1,548)
Net income (loss)                     (840)      (1,772)      (2,317)      (1,692)
Net income (loss) available to
   Common shareholders                (784)      (1,821)      (2,366)      (1,743)
Basic and diluted net income
   (loss) per share                $ (0.05)     $ (0.10)     $ (0.11)     $ (0.06)


2000
----

Net Sales                          $ 3,351      $ 3,376      $ 4,009      $ 2,167
Gross profit (loss)                     36          565          522       (1,893)
Income (loss) from operations       (1,125)        (793)        (618)      (3,740)
Net income (loss) before
   Extraordinary gain               (1,136)        (914)        (840)      (4,060)
Net income (loss) available to
   common shareholders              (1,220)        (998)        (924)      (4,142)
Basic and diluted net income
   (loss) per share                $ (0.11)     $ (0.09)     $ (0.07)     $ (0.34)

The third quarter of fiscal 2001 includes the following: 1)In the 3rd quarter MeltroniX began but was unable to complete a reduction in manufacturing cost to compensate for lower sales. Schlumberger sales were $242,000 for 1st quarter, $209,000 for 2nd quarter, $254,000 for 4th quarter and only $118,000 for 3rd quarter. Manufacturing costs especially payroll were reduced in the 4th quarter in anticipation of continued lower sales.

The fourth quarter of fiscal 2000 includes the following: 1) obsolescence reserve of $186,000; 2) additional depreciation expense of $155,000; 3) beneficial conversion expense of $100,000; 4) adjustment of sales activity resulting from discussions with customer of $350,000; 5) stock issuance expense of $216,000; and 6) additional stock compensation expense of $409,000.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



Board of Directors
MeltroniX, Inc.
San Diego, California


The audit referred to in our report dated April 5, 2002 relating to the consolidated financial statements of MeltroniX, Inc., which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein for each of the years ended December 31, 2001 and 2000.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company has suffered recurring losses from operations, has a working capital deficiency, a net shareholders' deficit and is not in compliance with the terms of certain agreements and a number of vendors have obtained judgments against the Company, all of which that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                  /s/ Haskell & White LLP
                                                  ------------------------------

                                                  HASKELL & WHITE LLP



Irvine, California
April 5, 2002

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



Board of Directors
MeltroniX, Inc.
San Diego, California


The audit referred to in our report dated February 17, 2000, except for Note 13, paragraph 3 which is as of March 22, 2000, Note 4 paragraph 3 which is as of March 31, 2000, and Note 6 paragraph 1 which is as of April 11, 2000 relating to the consolidated financial statements of MeltroniX, Inc., (formerly Microelectronic Packaging, Inc.) which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein for the year ended December 31 1999.



                                                /s/ BDO Seidman, LLP
                                                --------------------------------

                                                BDO SEIDMAN, LLP



Costa Mesa, California
February 17, 2000, except
    for Note 13, paragraph 3
    which is as of March 22, 2000,
    Note 4, paragraph 3
    which is as of March 31, 2000 and
    Note 6, paragraph 1
    which is as of April 11, 2000.

                                             MELTRONIX, INC.
                              VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                               FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                                               SCHEDULE II

                                                          Additions
                                        Balance At        Charged To
                                       Beginning Of       Costs And                        Balance At End
                                          Period           Expenses         Deductions        Of Period
                                       ------------------------------------------------------------------

Allowance For Doubtful Accounts for
  the Year Ended:
     December 31, 1999                    $ 235,000       $  42,000       $      --        $ 277,000
     December 31, 2000                      277,000              --        (227,000)          50,000
     December 31, 2001                       50,000              --         (35,000)          15,000

Inventory Valuation Reserves for
  the Year Ended:
     December 31, 1999                      699,000          61,000        (293,000)         467,000
     December 31, 2000                      467,000              --         (22,000)         445,000
     December 31, 2001                      445,000              --        (433,000)          12,000

Other Valuation Reserves (1)
  for the Year Ended:
     December 31, 1999                       74,000              --         (74,000)              --
     December 31, 2000                           --              --              --               --
     December 31, 2001                           --              --              --               --


(1)  Pertains To Other Receivables

                                                   F-28