Form 10QSB
period 2002-03-31
MELTRONIX INC
filed 2002-05-14
CIK 916232

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED                   MARCH 31, 2002
                                                   --------------------------

                      COMMISSION FILE NUMBER             0-23562
                                                   --------------------------

                                 MELTRONIX, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                    94-3142624
----------------------------------          ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 9577 CHESAPEAKE DRIVE, SAN DIEGO, CALIFORNIA                92123
----------------------------------------------          ----------------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (858) 292-7000
                                                     ---------------------------

       Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes  [X]                                        No [ ]

         At March 31, 2002, there were outstanding 29,840,746 shares of the Registrant's Common Stock, no par value per share.

================================================================================

  INDEX                                                                PAGE NO.
  -----                                                                --------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets  .........................      4

         Condensed Consolidated Statements of Operations  ...............      5

         Condensed Consolidated Statements of Cash Flows  ...............      6

         Condensed Consolidated Statement of
             Changes in Shareholders' Deficit  ..........................      7

         Notes to Condensed Consolidated Financial Statements  ..........      8

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations  .............     17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk  ....     25

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings ..............................................     26

Item 2.  Changes in Securities and Use of Proceeds ......................     27

Item 3.  Defaults upon Senior Securities ................................     27

Item 4.  Submission of Matters to a Vote of Security Holders ............     27

Item 5.  Other Information ..............................................     27

Item 6.  Exhibits and Reports on Form 8-K ...............................     27

SIGNATURES ..............................................................     28


                                        PART I - FINANCIAL INFORMATION
                                         ITEM 1 - FINANCIAL STATEMENTS

                                                MELTRONIX, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31,             December 31,
                                                                                   2002                   2001
----------------------------------------------------------------------------------------------------------------------
ASSETS                                                                         (UNAUDITED)
CURRENT ASSETS
    Accounts receivable, net                                                    $     60,000       $    152,000
    Inventories                                                                       60,000            100,000
----------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                 120,000            252,000
Property, plant and equipment, net                                                   211,000            278,000
----------------------------------------------------------------------------------------------------------------------
                                                                                $    331,000       $    530,000
======================================================================================================================

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
    Current portion of long-term debt                                           $  3,590,000       $  3,068,000
    Line of credit                                                                        --             77,000
    Accounts payable                                                               3,743,000          3,850,000
    Accrued liabilities                                                            1,367,000          1,273,000
----------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                          8,700,000          8,268,000
Long-term debt, less current portion                                                      --            261,000
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                  8,700,000          8,529,000
----------------------------------------------------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK
    Series A Convertible Preferred stock, no par value;
    liquidation preference of $8,395,000
    Authorized shares - 9,362,777
    Issued and outstanding - 8,230,780                                             8,171,000          8,171,000
----------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 7)
SHAREHOLDERS' DEFICIT
    Common stock, no par value:
       Authorized shares - 50,000,000
       Issued and outstanding - 29,840,746 and 29,521,698,
         respectively                                                             47,581,000         47,306,000
    Accumulated deficit                                                          (64,121,000)       (63,476,000)
----------------------------------------------------------------------------------------------------------------------
Total shareholders' deficit                                                      (16,540,000)       (16,170,000)
----------------------------------------------------------------------------------------------------------------------
                                                                                $    331,000       $    530,000
======================================================================================================================

                              See accompanying notes to condensed consolidated financial statements.



                                                MELTRONIX, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (unaudited)

                                                                               Three months ended March 31,
                                                                         ----------------------------------------
                                                                                2002                     2001
-----------------------------------------------------------------------------------------------------------------
Net sales                                                                $      489,000         $     885,000
Cost of goods sold                                                              418,000               755,000
-----------------------------------------------------------------------------------------------------------------
Gross profit                                                                     71,000               130,000
Selling, general and administrative                                             309,000               584,000
Engineering and product development                                              78,000               198,000
-----------------------------------------------------------------------------------------------------------------
Loss from operations                                                           (316,000)             (652,000)
Other (expense) income:
     Interest expense                                                           (41,000)              (40,000)
     Non-cash interest and finance expense (Note 6)                            (239,000)             (148,000)
     Other income, net                                                            2,000                    --
-----------------------------------------------------------------------------------------------------------------
Loss from operations before provision for income taxes                         (594,000)             (840,000)
Provision for income taxes                                                       (1,000)                   --
-----------------------------------------------------------------------------------------------------------------
Net loss                                                                       (595,000)             (840,000)
Dividends attributable to
   Series A Convertible Preferred Stock                                         (50,000)              (54,000)
Reversal of dividends                                                                --               110,000
-----------------------------------------------------------------------------------------------------------------
Net loss applicable to common shareholders                               $     (645,000)        $    (784,000)
=================================================================================================================
BASIC AND DILUTED LOSS PER COMMON SHARE                                  $        (0.02)        $       (0.05)
=================================================================================================================

                              See accompanying notes to condensed consolidated financial statements.


                                                      5


                                               MELTRONIX, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (unaudited)

                                                                              Three months ended March 31,
                                                                         ---------------------------------------
                                                                               2002                   2001
----------------------------------------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES:                                   $     (205,000)     $     (698,000)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings under debt agreements                                        287,000             825,000
        Principal payments on long-term debt,
           line of credit and promissory notes                                  (82,000)           (290,000)
        Issuance of common stock, net                                                --             163,000
----------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                       205,000             698,000
----------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH                                                                 --                  --

CASH AT  BEGINNING OF PERIOD                                                         --                  --
----------------------------------------------------------------------------------------------------------------

================================================================================================================
CASH AT  END OF PERIOD                                                   $           --      $           --
================================================================================================================

                              See accompanying notes to condensed consolidated financial statements.


                                                      6


                                              MELTRONIX, INC.
                                CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                                         IN SHAREHOLDERS' DEFICIT
                                                (unaudited)

                                                        Common Stock                    Accumulated
                                                  Shares              Amount              Deficit               Total
                                             ----------------- --------------------- ------------------- --------------------
Balance at January 1, 2002                        29,521,698       $47,306,000          $(63,476,000)       $(16,170,000)

Notes payable conversion                             119,048            10,000                    --              10,000

Beneficial conversion expense                             --           239,000                    --             239,000

Issuance of stock for services                       200,000            26,000                    --              26,000

Series A Convertible
  Preferred Stock dividends                               --                --               (50,000)            (50,000)

Net loss                                                  --                --              (595,000)           (595,000)
-----------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2002                         29,840,746       $47,581,000          $(64,121,000)       $(16,540,000)
=============================================================================================================================

                              See accompanying notes to condensed consolidated financial statements.


                                                      7

                                 MELTRONIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

BASIS OF PRESENTATION / LIQUIDITY - The accompanying condensed consolidated financial statements and related notes as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim period. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 2001 in the Company's Annual Report on Form 10-K. Readers of this Quarterly Report on Form 10-QSB are strongly encouraged to review the Company's 2001 Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared assuming MeltroniX will continue as a going concern. During the quarter ended March 31, 2002, MeltroniX experienced a net loss totaling $595,000 and had negative cash flows from operations totaling $205,000. In addition, MeltroniX had a working capital deficit totaling $8,369,000 and a net shareholders' deficit totaling $16,540,000 at March 31, 2002. Further, MeltroniX has not made timely payments and was not in compliance with certain debt, lease, and service agreements and a number of vendors have obtained judgments against MeltroniX. These conditions raise substantial doubt as to MeltroniX' ability to continue as a going concern. MeltroniX must significantly improve its profitability and obtain additional sources of liquidity through debt or equity financing to fund its operations, repay debt currently due and debt about to become due as well as its general working capital requirements. Management is currently monitoring its expenses in an effort to improve the effectiveness and efficiency of its available resources to assist in improving its profitability. Management is also currently exploring various debt and equity funding sources. There can be no assurance that any additional financing will be available to MeltroniX on a timely basis or on acceptable terms or at all. MeltroniX' inability to accomplish these goals will have a materially adverse effect on MeltroniX' business, consolidated financial condition and operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                 MELTRONIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

MeltroniX accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in MeltroniX' financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year(s) in which the differences are expected to reverse. This requires that MeltroniX record a deferred tax asset related to the future income tax benefits associated with tax loss and credit carryforwards, and certain temporary differences for which tax benefits have not previously been recognized. Deferred tax assets are to be reduced by a valuation allowance when it is more likely than not that a portion or all of the deferred tax asset will not be realized. In addition, under SFAS 109, the tax benefit associated with the utilization of operating loss carryforwards is included in the regular provision for income taxes.

STOCK-BASED COMPENSATION - MeltroniX applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plan. Accordingly, no compensation cost is recognized for its employee stock option plan, unless the exercise price of options granted is less than fair market value on the date of grant. MeltroniX has adopted the disclosure provisions SFAS No. 123, "Accounting for Stock-Based Compensation."

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

                                 MELTRONIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount of cash, accounts receivable, accounts payable, accrued expenses and long-term debt are reasonable estimates of their fair value because of the short maturity of these items. The carrying amount of MeltroniX' financial instruments generally approximate their fair values as of March 31, 2002.

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

Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," summarizes the Securities and Exchange Commission's views on applying generally accepted accounting principles to revenue recognition in financial statements. Significant views addressed relate to shipping terms, customer acceptance and bundled service contracts. Implementation is effective for the first quarter of fiscal 2001. MeltroniX believes that its current revenue recognition policies comply with SAB No. 101.

                                 MELTRONIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," which addresses certain accounting issues that arose under the previously established accounting principles relating to stock-based compensation. The adoption of this interpretation did not have a material effect on MeltroniX' financial position or results of operations.

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


NOTE 2  -  COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                                                     MARCH 31,          December 31,
                                                                                       2002                 2001
------------------------------------------------------------------------------------------------------------------------
                                                                                    (UNAUDITED)
Accounts receivable consist of:
   Trade receivables.........................................................     $        75,000     $       167,000
   Allowance for doubtful accounts...........................................             (15,000)            (15,000)
                                                                                  ----------------    ------------------

                                                                                  $        60,000     $       152,000
                                                                                  ================    ==================

Inventories consist of:
   Raw materials.............................................................     $        70,000     $       112,000
   Obsolescence reserve......................................................             (10,000)            (12,000)
                                                                                  ----------------    ------------------

                                                                                  $        60,000     $       100,000
========================================================================================================================



                                 MELTRONIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                                     MARCH 31,          December 31,
                                                                                       2002                 2001
------------------------------------------------------------------------------------------------------------------------
                                                                                    (UNAUDITED)
Property, plant and equipment consist of:
   Machinery and equipment...................................................     $     2,199,000     $     2,199,000
   Computer and office equipment.............................................             261,000             261,000
   Computer software.........................................................             354,000             354,000
   Furniture and fixtures....................................................              47,000              47,000
                                                                                  ----------------    ------------------
                                                                                        2,861,000           2,861,000
Accumulated depreciation.....................................................          (2,650,000)         (2,583,000)
                                                                                  ----------------    ------------------

                                                                                  $       211,000     $       278,000
                                                                                  ================    ==================

Accrued liabilities consist of:
   Accrued employee compensation.............................................     $       244,000     $       202,000
   Accrued dividends.........................................................             495,000             445,000
   Accrued interest..........................................................             203,000             167,000
   Accrued taxes.............................................................             166,000             166,000
   Other.....................................................................             259,000             174,000
                                                                                  ----------------    ------------------

                                                                                  $     1,367,000     $     1,372,000
========================================================================================================================

NOTE 3 - NOTES PAYABLE

In June 2000, Transpac Capital Pte. Ltd., an existing shareholder, and FI Financial, a shareholder and an entity controlled by James T. Waring loaned MeltroniX $250,000 each in exchange for a six month secured note bearing interest at prime plus .75% and 9%, respectively MeltroniX discussed payment arrangements with Transpac Capital Pte. and negotiated an agreement to extend, waive or defer all or any part of the principal or interest for an additional six month period. FI Financial has agreed to extend the due date of its promissory note for six months. In consideration of each of these loans, the lenders were each issued warrants to purchase 250,000 shares of common stock with an exercise price of $1.344 for which MeltroniX recorded a compensation charge aggregating $398,000. The maturity dates for these obligations were orally extended to June 14, 2001. There are no further extensions and these notes are currently due. The note holders have not demanded payment.

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

                                 MELTRONIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

On March 6, 2002, La Jolla Cove Investors, Inc. converted $10,000 of the above note in exchange for 119,048 shares of common stock.

On February 23, 2001, MeltroniX borrowed an additional $50,000 from James T. Waring, a director of MeltroniX, under a secured promissory note with interest at 10%, due and payable in full in one lump sum not later than the earliest to occur of either May 23, 2002 or the date of the closing of the stock purchase transaction between MeltroniX and USSC.

On March 9, 2001, MeltroniX borrowed an additional $75,000 from James T. Waring, a director of MeltroniX, under a secured promissory note with interest at 10%, due and payable in full in one lump sum not later than the earliest to occur of either June 9, 2002, or the date as of which MeltroniX has received a cumulative amount of $1,075,000 in connection with the stock purchase transaction between MeltroniX and USSC, discussed below.

On April 6, 2001, MeltroniX borrowed $200,000 from LJCI under a secured promissory note with interest at 9%, due and payable on April 6, 2002 and guaranteed by certain officers/directors of MeltroniX. In connection with the promissory note, MeltroniX is to issue 1,000,000 shares of its common stock as additional consideration for the loan. MeltroniX has further agreed to prepare and file a registration statement within 60 days and use its best efforts to effect such registration statement to register the 1,000,000 shares and those underlying the previously issued convertible note payable.

On May 1, 2001, MeltroniX borrowed an additional $250,000 from Paul H. Neuharth, Jr, a director of MeltroniX, under a promissory note with interest at 14%, due and payable on the earlier of May 1, 2002 or from proceeds of equity investments cumulating over $1 million after May 1, 2001. In connection with the promissory note, MeltroniX issued 2,500,000 shares of its common stock as additional consideration for the loan for which MeltroniX recorded a compensation charge aggregating $875,000. In December 2001, Paul H. Neuharth, Jr. waived the accumulated interest on the note for 2001 as additional consideration for the shares issued. Such interest aggregated to approximately $23,000.

                                 MELTRONIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In February 2001, MeltroniX executed a letter of intent with United States Semiconductor Corporation ("USSC") for a proposed transaction, which, if consummated, would provide that USSC will (i) grant MeltroniX an exclusive, non transferable license for the use of USSC's technology in exchange for a percentage to be determined of MeltroniX's common stock, and (ii) purchase a percentage yet to be determined of the common stock of MeltroniX. The expenses to further develop the technology to a commercially feasible and manufacturable level are to be born by USSC. Once established, MeltroniX is to manufacture the developed products and, upon sale, will be obligated to pay USSC a royalty, the amount of which has yet to be agreed upon. As of March 31, 2002, MeltroniX has received an aggregate $1,161,000 from USSC. Since March 31, 2002, MeltroniX has received an additional $125,000 bringing the total to $1,286,000. Management is continuing its discussion with USSC in anticipation of executing a definitive agreement. The consummation of the transactions contemplated by the letter of intent are subject to a number of conditions that are outside the control of MeltroniX and, therefore, there is no assurance that such transactions will be successfully completed.

On January 2, 2002, MeltroniX received an additional $200,000 from LJCI from the sale of a Convertible Debenture agreement (the "Debenture"). Such Debenture accrues interest at 9 3/4%, payable monthly in arrears, and expires on January 2, 2004. The Debenture is convertible immediately into the Company's common stock at $0.057 per share at the option of LJCI. In connection with this Debenture, the Company has recorded effective interest expense of $200,000 to account for the beneficial conversion feature. No portion of the Debenture has been converted to date.

Solana and MeltroniX entered into a letter of agreement in July 2001 and Solana provided MeltroniX with $150,000 advance. The $150,000 is convertible into MeltroniX Common Stock at $.20 per share and if the stock is not publicly tradable within six months of conversion, Solana may tender the stock back to MeltroniX for an immediate payment of $150,000. The other terms of the letter of agreement were not fulfilled and are not active terms. The terms of this letter of agreement are the subject of a signed letter of intent dated April 4, 2002 discussed below.

Solana and MeltroniX entered into a letter of agreement April 4, 2002. Solana will provide $1.3 million in the form of a convertible note, that will integrate into the offering described in Meltronix' January 2002 filing of a registration statement on Form S-2 with the Securities and Exchange Commission, which is subject to amendment. The $1.3 million convertible note shall have a conversion price of 25% discount to market. The note shall consist of three transactions:

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

NOTE 4 - EFFECTS OF INCOME TAXES

The Company has recorded a provision only for California minimum corporate taxes for the three months ended March 31, 2002, since the Company's operations have generated operating losses for both financial reporting and income tax purposes. A 100% valuation allowance has been provided on the total deferred income tax assets, as they are not more likely than not to be realized.

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

                                 MELTRONIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - NET INCOME (LOSS) PER SHARE

The computation of diluted loss per share for both three month periods ended March 31, 2002 and 2001, excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants and convertible preferred shares because their effect was antidilutive due to losses incurred by the Company.

NOTE 6 - CONVERTIBLE DEBT AND RELATED FINANCE CHARGES

Non-cash interest and finance expense represents non-cash charges for beneficial conversion features of issued notes payable of $239,000. The expense of $239,000 is a non-cash charge posted to the capital account of the Company due to the amortization of beneficial conversion features of an aggregate $700,000 of notes payable issued, $500,000 of which were issued in 2001 and the remaining note was issued in January 2002. In addition, in connection with the notes aggregating $500,000, the Company has granted stock options that are conditional upon conversion of the notes by the holders. At such time the notes become convertible, the stock options will be valued at the then existing fair market value under the Black-Scholes model of valuing stock options.

NOTE 7 - EQUITY TRANSACTIONS

During the three months ended March 31, 2002, MeltroniX entered into a marketing service agreement that provides for payment via issuance of shares in lieu of cash for the services provided.

On March 6, 2002, MeltroniX contracted with Gemini Capital, LLC to provide the following deliverables for a one-year period to end March 6, 2003:

1.  Due diligence and condensed profile report.
2.  Introductions and advisement toward broker/dealer relationships.
3.  Introductions and advisement toward investment banking relationships.
4. Introductions and advisement toward analysts and institutional relationships.
5.  Best-efforts syndication for financing objectives.

Compensation:

1. The initial payment of 200,000 shares were issued March 6, 2002 creating a non-cash expense of $26,000.
2. Starting May 1, 2002, Gemini Capital, LLC will receive 100,000 shares monthly for a period of twelve months. Each monthly issuance will create a non-cash expense of $13,000.
3. Gemini Capital, LLC agrees to accrue a $5,000 per month cash fee and carry the balance forward until MeltroniX completes its first round of funding of an amount in excess of $300,000, or, if mutually acceptable by the parties, convert the outstanding balance into equity. Subsequent to funding in excess of $300,000, MeltroniX will pay the monthly $5,000 fee in cash.

The fee for successful introductions resulting in either equity or debt financing will be 5% of the total amount raised, less the cash fees collected, and 5% in warrants coverage calculated as follows: gross proceeds to MeltroniX times 5%, divided by the closing price at the closing date.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS CONCERNING MELTRONIX'S ANTICIPATED FUTURE REVENUES AND EARNINGS, ADEQUACY OF FUTURE CASH FLOW AND RELATED MATTERS. THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONTAINING THE WORDS "EXPECT", "BELIEVE", "WILL", "MAY", "SHOULD", "PROJECT", "ESTIMATE", AND LIKE EXPRESSIONS, AND THE NEGATIVE THEREOF. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE STATEMENTS, INCLUDING COMPETITION, AS WELL AS THOSE RISKS DESCRIBED IN MELTRONIX'S SEC REPORTS, INCLUDING MELTRONIX'S FORM 10-K FILED PURSUANT TO THE SECURITIES AND EXCHANGE ACT OF 1934.

The following discussion and analysis compares the results of operations for the fiscal quarter ended March 31, 2002 and 2001, and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included within this report.

NET SALES were $489,000 and $885,000 for the three months ended March 31, 2002 and 2001, respectively. Net sales decreased $396,000 or 44.7%. The decrease in net sales is primarily the result of discontinued sales to Microsource, totaling approximately $315,000 in the first quarter of 2001 and zero in the first quarter of 2002.

COST OF GOODS SOLD was $418,000 (85.5% of sales) and $755,000 (85.3% of sales) for the three months ended March 31, 2002 and 2001, respectively. Cost of goods sold decreased $337,000 or 44.6%. The decrease in cost of goods sold is due to the decrease in sales volume from customers, offset by some semi-fixed costs such as depreciation and rent that do not fluctuate with sales volume.

GROSS PROFIT was $71,000 (14.5% of net sales) and $130,000 (14.7% of net sales) for the three months ended March 31, 2002 and 2001, respectively. Gross profit decreases $59,000 or 45.4%. The decrease in gross profit is attributable to the decrease in net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES were $309,000 (63.2% of sales) and $584,000 (66.0% of sales) for the three months ended March 31, 2002 and 2001, respectively. Selling, general and administrative expenses decreased $275,000 or 47.1%. The decrease is due to MeltroniX' downsizing of staff, review and elimination of expenses, and a conscious effort to minimize purchases.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES were $78,000 (16.0% of sales) and $198,000 (22.4% of sales) for the three months ended March 31, 2002 and 2001, respectively. Engineering and product development expenses decreased $120,000 or 60.6%. The decrease is primarily comprised of staff downsizing and completion of process and products development costs that were necessary to bring new technology expertise for BGA, flip chip, fine pitch wire bonding, and other semiconductor interconnect technologies.

INTEREST EXPENSE was $41,000 (8.4% of sales) and $40,000 (4.5% of sales) for the three months ended March 31, 2002 and 2001, respectively. Interest expense increased $1,000 or 2.5%. The primary cause of the increase was interest on additional notes payable.

NON-CASH INTEREST EXPENSE was $239,000 (48.9% of sales) and $148,000 (16.7% of sales) for the three months ended March 31, 2002 and 2001, respectively. Non-cash interest expense increased $91,000 or 61.5%. Non-cash interest and finance expense represents non-cash charges for beneficial conversion into Company equity of issued notes payable. The expense of $200,000 is a non-cash charge posted to the capital account of MeltroniX due to beneficial conversion features of a $200,000 convertible debenture issued to La Jolla Cove Investors, Inc. in exchange for cash of $200,000 received by MeltroniX in January 2002. The expense of $39,000 is a non-cash charge posted to the capital account of MeltroniX due to the beneficial conversion features of an aggregate $500,000 of notes payable issued in 2001 with an aggregate beneficial conversion expense of $312,500 being amortized through the maturity date of the notes in December 2002. However, if MeltroniX files a registration statement to register the underlying securities of the convertible notes payable, MeltroniX will immediately recognize the unamortized portion of the beneficial conversion expense. In addition, MeltroniX has granted stock options that are conditional upon conversion of the notes by the holders. At such time the notes become convertible, the stock options will be valued at the then existing fair market value under the Black-Scholes model of valuing stock options.

PROVISION FOR INCOME TAXES was recorded for the minimum California Franchise income taxes for the three months ended March 31, 2002, since MeltroniX's operations have generated operating losses for both financial reporting and income tax purposes. A 100% valuation allowance has been provided on the total deferred income tax assets, as they are not more likely than not to be realized.

MeltroniX believes that it has incurred an ownership change pursuant to Section 382 of the Internal Revenue Code, and, as a result, MeltroniX believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations.

DIVIDENDS were $50,000 and $54,000 for the three months ended March 31, 2002 and 2001, respectively. Dividends decreased $4,000 or 7.4%. Several Preferred Stock shareholders retroactively declined to accept dividends on their Preferred Shares resulting in a benefit to MeltroniX of approximately $110,000 in the first quarter of 2001 and continued benefit in the form of a lesser continuing charge to dividends in all subsequent periods.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2002, MeltroniX financed its operations through the issuance of a convertible debenture for $200,000 and the receipt of an additional $87,000 from United States Semiconductor Corporation. During the first three months of 2001, operating activities used $205,000. MeltroniX's sources of liquidity at March 31, 2002 consist of trade accounts receivable of $60,000 and inventories of $60,000. There can be no assurance that MeltroniX will be successful in any of its financing activities.

The accompanying condensed consolidated financial statements have been prepared assuming MeltroniX will continue as a going concern. During the quarter ended March 31, 2002, MeltroniX had negative cash flows from operations totaling $205,000. In addition, MeltroniX had a working capital deficit totaling $8,369,000 at March 31, 2002. Further, MeltroniX has not made timely payments and was not in compliance with certain debt, lease, and service agreements. MeltroniX must improve its profitability and obtain additional sources of liquidity through debt or equity financing to fund its operations, repay debt currently due and debt about to become due as well as its general working capital requirements. Management is currently monitoring its expenses in an effort to improve the effectiveness and efficiency of its available resources to assist in improving its profitability. Management is also currently exploring various debt and equity funding sources including and in addition to those described below. There can be no assurance that any additional financing will be available to MeltroniX on a timely basis or on acceptable terms or at all. MeltroniX' inability to accomplish these goals will have a materially adverse effect on MeltroniX' business, consolidated financial condition and operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In February 2001, MeltroniX executed a letter of intent with United States Semiconductor Corporation ("USSC") for a proposed transaction, which, if consummated, would provide that USSC will (i) grant MeltroniX an exclusive, non transferable license for the use of USSC's technology in exchange for a percentage to be determined of MeltroniX' common stock, and (ii) purchase a percentage yet to be determined of the common stock of MeltroniX. The expenses to further develop the technology to a commercially feasible and manufacturable level are to be born by USSC. Once established, MeltroniX is to manufacture the developed products and, upon sale, will be obligated to pay USSC a royalty, the amount of which has yet to be agreed upon. As of March 31, 2002 MeltroniX has received an aggregate $1,161,000 from USSC. Since March 31, 2002 MeltroniX has received an additional $125,000 bringing the total to $1,286,000. Management is continuing its discussion with USSC in anticipation of executing a definitive agreement. The consummation of the transactions contemplated by the letter of intent are subject to a number of conditions that are outside the control of MeltroniX and, therefore, there is no assurance that such transactions will be successfully completed.

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

Solana and MeltroniX entered into a letter of agreement April 4, 2002. Solana will provide $1.3 million in the form of a convertible note, that will integrate into the offering described in Meltronix' January 2002 filing of a registration statement on Form S-2 with the Securities and Exchange Commission, which is subject to amendment. The $1.3 million convertible note shall have a conversion price of 25% discount to market. The note shall consist of three transactions:

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. Our critical accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of our previously filed 2001 Form 10-K. We believe our most critical accounting policies include the following.

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

         Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," summarizes the Securities and Exchange Commission's views on applying generally accepted accounting principles to revenue recognition in financial statements. Significant views addressed relate to shipping terms, customer acceptance and bundled service contracts. Implementation is effective for the first quarter of fiscal 2001, MeltroniX believes that its current revenue recognition policies comply with SAB No. 101.

o ACCOUNTING FOR INCOME TAXES. As part of our operations we calculate the related taxes, or tax benefits resulting from our operations. This process requires estimation of certain components of the temporary differences that arise between our results of operations for financial and income tax reporting purposes. We have recorded a 100% valuation allowance on our deferred tax assets at March 31, 2002 and December 31, 2001. These assets, the largest portion being that attributable to federal and state net operating loss carryovers, have been reserved due to the uncertainties related to our ability to generate sufficient taxable income in future periods.

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

         In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," which addresses certain accounting issues that arose under the previously established accounting principles relating to stock-based compensation. The adoption of this interpretation did not have a material effect on MeltroniX' financial position or results of operations.

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

         The FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The standard is effective for fiscal years beginning after December 15, 2001, and is not expected to have a material effect on the financial statements.

FUTURE OPERATING RESULTS

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

    The events of September 11th followed by unanimous passage by the U.S. Senate of a $395 Billion Defense budget October 3, 2001, will accelerate the demand of improved surveillance and tactical systems and the radiation tolerant electronic devices to make them work. On September 27, 2001,the MeltroniX Board announced new management under the leadership of Robert Czajkowski as CEO, and a new focus on space and military business. The technology is imminent, the organization is developing, the market is unfolding, and successful exploitation of these elements is in the hands of experienced, proven management.

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

                                    MELTRONIX, INC.
                                    (Registrant)

Date:    May 13, 2002               By:      /s/  Robert M. Czajkowski
       -----------------                ----------------------------------------
                                        Robert M. Czajkowski
                                        President and Chief Executive Officer,
                                        Director

Date:    May 13, 2002               By:      /s/  Randal D. Siville
       -----------------                ----------------------------------------
                                        Randal D. Siville
                                        Vice President of Finance,
                                        Chief Financial Officer and Assistant
                                        Secretary (Principal Financial and
                                        Accounting Officer)