Form 10QSB
period 2002-06-30
MELTRONIX INC
filed 2002-08-21
CIK 916232

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED                   JUNE 30, 2002
                                                   -----------------------------

                      COMMISSION FILE NUMBER   0-23562
                                               -------

                                 MELTRONIX, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                    94-3142624
----------------------------------          ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 4205 PONDEROSA AVENUE, SAN DIEGO, CALIFORNIA              92123
----------------------------------------------        ---------------
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (858) 292-7000
                                                      -----------------

       Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes [X]                                         No [ ]

         At June 30, 2002, there were outstanding 44,526,954 shares of the Registrant's Common Stock, no par value per share.

================================================================================

  INDEX                                                                 PAGE NO.
  -----                                                                 --------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets  ...........................    3

         Condensed Consolidated Statements of Operations  .................    4

         Condensed Consolidated Statements of Cash Flows  .................    5

         Condensed Consolidated Statement of
             Changes in Shareholders' Deficit  ............................    6

         Notes to Condensed Consolidated Financial Statements  ............    7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  ...................   16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk  ......   26

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   27

Item 2.  Changes in Securities and Use of Proceeds ........................   29

Item 3.  Defaults upon Senior Securities ..................................   29

Item 4.  Submission of Matters to a Vote of Security Holders ..............   29

Item 5.  Other Information ................................................   30

Item 6.  Exhibits and Reports on Form 8-K .................................   30

SIGNATURES ................................................................   31


                                        PART I - FINANCIAL INFORMATION
                                         ITEM 1 - FINANCIAL STATEMENTS
                                                MELTRONIX, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                               JUNE 30,         December 31,
                                                                                 2002              2001
--------------------------------------------------------------------------------------------------------------
ASSETS                                                                        (UNAUDITED)
CURRENT ASSETS
    Accounts receivable, net                                                  $      9,000       $    152,000
    Inventories                                                                     35,000            100,000
--------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                44,000            252,000
Property, plant and equipment, net                                                 151,000            278,000
--------------------------------------------------------------------------------------------------------------
                                                                              $    195,000       $    530,000
==============================================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
    Current portion of long-term debt                                         $  3,562,000       $  3,068,000
    Line of credit                                                                      --             77,000
    Accounts payable                                                             4,038,000          3,850,000
    Accrued liabilities                                                          1,623,000          1,273,000
--------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                        9,223,000          8,268,000
Long-term debt, less current portion                                                    --            261,000
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                9,223,000          8,529,000
--------------------------------------------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK
    Series A Convertible Preferred stock, no par value;
    liquidation preference of $8,395,000
    Authorized shares - 9,362,777
    Issued and outstanding - 8,230,780                                           8,171,000          8,171,000
--------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT
    Common stock, no par value:
      Authorized shares - 130,000,000
      Issued and outstanding - 44,526,954 and 29,521,698,
        respectively                                                            48,570,000         47,306,000
    Accumulated deficit                                                        (65,769,000)       (63,476,000)
--------------------------------------------------------------------------------------------------------------
Total shareholders' deficit                                                    (17,199,000)       (16,170,000)
--------------------------------------------------------------------------------------------------------------
                                                                              $    195,000       $    530,000
==============================================================================================================


                                                     MELTRONIX, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (unaudited)

                                               Three months ended June 30,          Six months ended June 30,
                                              ------------------------------      ------------------------------
                                                 2002                2001             2002              2001
----------------------------------------------------------------------------------------------------------------
Net sales                                     $    84,000       $   740,000       $   573,000       $ 1,625,000
Cost of goods sold                                388,000           634,000           806,000         1,389,000
----------------------------------------------------------------------------------------------------------------
Gross profit                                     (304,000)          106,000          (233,000)          236,000

Selling, general and administrative             1,085,000           433,000         1,449,000         1,017,000
Engineering and product development                86,000            93,000           164,000           291,000
----------------------------------------------------------------------------------------------------------------
Loss from operations                           (1,475,000)         (420,000)       (1,846,000)       (1,072,000)
Other expense:
     Interest expense                             (78,000)          (43,000)         (119,000)          (83,000)

     Non-cash interest and finance
      expense (Note 6)                            (39,000)       (1,308,000)         (278,000)       (1,456,000)
     Other income, net                             50,000                --            52,000                --
----------------------------------------------------------------------------------------------------------------
Loss from operations before provision
     for income taxes                          (1,542,000)       (1,771,000)       (2,192,000)       (2,611,000)
Provision for income taxes                             --            (1,000)           (1,000)           (1,000)
----------------------------------------------------------------------------------------------------------------
Net loss                                       (1,542,000)       (1,772,000)       (2,192,000)       (2,612,000)

Dividends attributable to Series A
Convertible Preferred Stock                       (51,000)          (51,000)         (101,000)         (105,000)

Reversal of dividends                                  --             2,000                --           112,000
----------------------------------------------------------------------------------------------------------------
Net loss available to common
shareholders                                  $(1,593,000)      $(1,821,000)      $(2,293,000)      $(2,605,000)
================================================================================================================
BASIC AND DILUTED LOSS PER COMMON SHARE       $     (0.05)      $     (0.10)      $     (0.07)      $     (0.15)
================================================================================================================


                                         MELTRONIX, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (unaudited)

                                                            Six months ended June 30,
                                                         ------------------------------
                                                             2002             2001
---------------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES:                   $(1,071,000)      $(1,274,000)

---------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of fixed assets                               --                --
---------------------------------------------------------------------------------------
Net cash used by investing activities                             --                --
---------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings under debt agreements                     422,000         1,405,000
        Principal payments on long-term debt,
           line of credit and promissory notes               (84,000)         (326,000)
        Issuance of common stock, net                        733,000           195,000
---------------------------------------------------------------------------------------
Net cash provided by financing activities                  1,071,000         1,274,000
---------------------------------------------------------------------------------------
NET DECREASE IN CASH                                              --                --
CASH AT  BEGINNING OF PERIOD                                      --                --
---------------------------------------------------------------------------------------
CASH AT  END OF PERIOD                                   $        --       $        --
=======================================================================================


                                                          MELTRONIX, INC.
                                            CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                                                     IN SHAREHOLDERS' DEFICIT
                                                FOR SIX MONTHS ENDED JUNE 30, 2002
                                                            (unaudited)

                                                       Common Stock                   Accumulated
                                               Shares              Amount               Deficit              Total
                                          ----------------- ---------------------- ------------------- ------------------
Balance at December 31, 2001                   29,521,698       $47,306,000           $(63,476,000)       $(16,170,000)

Common stock issued                            11,853,572           733,000                     --             883,000

Stock issued for services                         717,904            82,000                     --              82,000

Beneficial conversion expense                          --           278,000                     --             278,000

Conversion of debt                              2,433,780           171,000                     --              21,000

Series A Convertible
  Preferred Stock dividends                            --                --               (101,000)           (101,000)
Net loss                                               --                --             (2,192,000)         (2,192,000)
-----------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2002                       44,526,954       $48,570,000           $(65,769,000)       $(17,199,000)
=======================================================================================================================

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

BASIS OF PRESENTATION / LIQUIDITY - The accompanying condensed consolidated financial statements and related notes as of June 30, 2002 and for the six month periods ended June 30, 2002 and 2001 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim period. The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 2001 in the Company's Annual Report on Form 10-K. Readers of this Quarterly Report on Form 10-QSB are strongly encouraged to review the Company's 2001 Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared assuming MeltroniX will continue as a going concern. During the six months ended June 30 2002, MeltroniX experienced a net loss totaling $2,192,000 and had negative cash flows from operations totaling $1,071,000. In addition, MeltroniX had a working capital deficit totaling $9,179,000 and a net shareholders' deficit totaling $17,199,000 at June 30, 2002. Further, MeltroniX has not made timely payments and was not in compliance with certain debt, lease, and service agreements and a number of vendors have obtained judgments against MeltroniX. These conditions raise substantial doubt as to MeltroniX' ability to continue as a going concern. MeltroniX must significantly improve its profitability and obtain additional sources of liquidity through debt or equity financing to fund its operations, repay debt currently due and debt about to become due as well as its general working capital requirements. Management is currently monitoring its expenses in an effort to improve the effectiveness and efficiency of its available resources to assist in improving its profitability. Management is also currently exploring various debt and equity funding sources. There can be no assurance that any additional financing will be available to MeltroniX on a timely basis or on acceptable terms or at all. MeltroniX' inability to accomplish these goals will have a materially adverse effect on MeltroniX' business, consolidated financial condition and operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                 MELTRONIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount of cash, accounts receivable, accounts payable, accrued expenses and long-term debt are reasonable estimates of their fair value because of the short maturity of these items. The carrying amount of MeltroniX' financial instruments generally approximate their fair values as of June 30, 2002.

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

COMPREHENSIVE INCOME - Effective in 1998, MeltroniX adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity and bypass net income. For the periods presented, MeltroniX has no items of other comprehensive income, as defined by SFAS No. 130.

NEW ACCOUNTING PRONOUNCEMENTS - In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. MeltroniX currently does not engage in, nor does it expect to engage in, derivative or hedging activities and, accordingly, MeltroniX anticipates there will be no impact to its consolidated financial statements.

Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," summarizes the Securities and Exchange Commission's views on applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. Significant views addressed relate to shipping terms, customer acceptance and bundled service contracts. Implementation was effective for the first quarter of fiscal 2001. MeltroniX believes that its current revenue recognition policies comply with SAB No. 101.

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

The FASB also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses significant issues relating to the implementation of SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The standard is effective for fiscal years beginning after December 15, 2001, and is not expected to have a material effect on the financial statements.

NOTE 2  -  COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                     JUNE 30,           December 31,
                                                       2002                 2001
----------------------------------------------------------------------------------------
                                                    (UNAUDITED)
Accounts receivable consist of:
   Trade receivables.............................. $        24,000     $       167,000
   Allowance for doubtful accounts................         (15,000)            (15,000)
                                                   ----------------    ------------------

                                                   $         9,000     $       152,000
                                                   ================    ==================

Inventories consist of:
   Raw materials.................................. $        45,000     $       112,000
   Obsolescence reserve...........................         (10,000)            (12,000)
                                                   ----------------    ------------------

                                                   $        35,000     $       100,000
                                                   ================    ==================




                                 MELTRONIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                     JUNE 30,           December 31,
                                                       2002                 2001
----------------------------------------------------------------------------------------
                                                    (UNAUDITED)
Property, plant and equipment consist of:
   Machinery and equipment........................ $     2,199,000     $     2,199,000
   Computer and office equipment..................         261,000             261,000
   Computer software..............................         354,000             354,000
   Furniture and fixtures.........................          47,000              47,000
                                                   ----------------    ------------------
                                                         2,861,000           2,861,000
Accumulated depreciation..........................      (2,710,000)         (2,583,000)
                                                   ----------------    ------------------

                                                   $       151,000     $       278,000
                                                   ================    ==================

Accrued liabilities consist of:
   Accrued employee compensation.................. $       147,000     $       202,000
   Accrued dividends..............................         545,000             445,000
   Accrued interest...............................         276,000             167,000
   Accrued taxes..................................         166,000             166,000
   Other..........................................         489,000             293,000
                                                   ----------------    ------------------

                                                   $    1,623,000      $    1,273,000
                                                   ================    ==================

NOTE 3 - NOTES PAYABLE

In June 2000, Transpac Capital Pte. Ltd., an existing shareholder, and FI Financial, a shareholder and an entity controlled by James T. Waring loaned MeltroniX $250,000 each in exchange for a six month secured note bearing interest at prime plus .75% and 9%, respectively. MeltroniX discussed payment arrangements with Transpac Capital Pte. and negotiated an agreement to extend, waive or defer all or any part of the principal or interest for an additional six month period. FI Financial has agreed to extend the due date of its promissory note for six months. In consideration of each of these loans, the lenders were each issued warrants to purchase 250,000 shares of common stock with an exercise price of $1.344 for which MeltroniX recorded a compensation charge aggregating $398,000. The maturity dates for these obligations were orally extended to June 14, 2001. There are no further extensions and these notes are currently due.

In December 2000, MeltroniX entered into three separate loan and stock issuance agreements aggregating $500,000 with related parties and shareholders. These agreements are secured, bear interest at 10% and are convertible at any time through the maturity date of December 2002 into shares of common stock of MeltroniX. The conversion prices range from $.18 to $.32 per share, which represents a 20% discount on the date of the respective agreement. As a result, MeltroniX incurred a one-time charge to interest expense aggregating $100,000 as recognition of the beneficial conversion feature, the offset of which was to common stock. In addition, each of the agreements contains an Additional Stock Purchase Right, whereby, the debt holders can purchase additional shares at the then existing market value on the date of the agreement, which ranges from $.22 to $.41 per share. Under the Additional Stock Purchase Right, the debt holders are limited in the number of additional shares that can be purchased, such that, the additional shares purchased can not exceed the number of shares initially converted from the loan balance.

                                 MELTRONIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In January 2001, La Jolla Cove Investors, Inc. ("LJCI") and The Norman Litz IRA, loaned MeltroniX $250,000 each in exchange for a two-year convertible note bearing interest at 10%, payable monthly. The convertible note due to The Norman Litz IRA is secured by the assets of MeltroniX, while the note due to LJCI is personally guaranteed by directors and an officer of MeltroniX. The conversion prices of the notes are equal to (a) $.20 per share, if the principal amounts are converted within one-year of the effective date, or (b) the lesser of $.20 per share or 80% of the lowest market price (as defined) during the 45 days prior to the conversion, if the principal amounts are converted after one-year and prior to maturity. In addition, each of the agreements contains an Additional Stock Purchase Right, whereby, the debt holders can purchase additional shares at the lesser of $.20 per share or 80% of the lowest market price (as defined) during the 45 days prior to note conversion. Under the Additional Stock Purchase Right, the debt holders are limited in the number of additional shares that can be purchased, such that, (a) the additional shares purchased can not exceed 50% of the number of shares initially converted from the loan balance, and (b) the debt holders can not own more than 10%, individually, of the then outstanding shares of Common Stock.

On March 6, 2002, La Jolla Cove Investors, Inc. converted $10,000 of the above note in exchange for 119,048 shares of common stock.

On February 23, 2001, MeltroniX borrowed $50,000 from James T. Waring, a director of MeltroniX, under a secured promissory note with interest at 10%, due and payable in full in one lump sum not later than the earliest to occur of either May 23, 2002 or the date of the closing of the stock purchase transaction between MeltroniX and United States Semiconductor Corporation ("USSC").

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

On May 1, 2001, MeltroniX borrowed $250,000 from Paul H. Neuharth, Jr, a director of MeltroniX, under a promissory note with interest at 14%, due and payable on the earlier of May 1, 2002 or from proceeds of equity investments cumulating over $1 million after May 1, 2001. In connection with the promissory note, MeltroniX issued 2,500,000 shares of its common stock as additional consideration for the loan for which MeltroniX recorded a compensation charge aggregating $875,000. In December 2001, Paul H. Neuharth, Jr. waived the accumulated interest on the note for 2001 as additional consideration for the shares issued. Such interest aggregated to approximately $23,000.

In February 2001, MeltroniX executed a letter of intent USSC for a proposed transaction, which, if consummated, would provide that USSC will (i) grant MeltroniX an exclusive, non transferable license for the use of USSC's technology in exchange for a percentage to be determined of MeltroniX's common stock, and (ii) purchase a percentage yet to be determined of the common stock of MeltroniX. The expenses to further develop the technology to a commercially feasible and manufacturable level are to be born by USSC. Once established,

                                 MELTRONIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

MeltroniX is to manufacture the developed products and, upon sale, will be obligated to pay USSC a royalty, the amount of which has yet to be agreed upon. As of June 30 2002, MeltroniX has received an aggregate $1,296,000 from USSC. Since June 30 2002, MeltroniX has received an additional $46,000 bringing the total to $1,342,000. Management is continuing its discussion with USSC in anticipation of executing a definitive agreement. The consummation of the transactions contemplated by the letter of intent are subject to a number of conditions that are outside the control of MeltroniX and, therefore, there is no assurance that such transactions will be successfully completed.

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

Solana and MeltroniX entered into a letter of agreement in July 2001 and Solana provided MeltroniX with $150,000 advance. The $150,000 was converted into MeltroniX Common Stock at $.07 per share on June 14, 2002. The other terms of the letter of agreement were not fulfilled and are not active terms. The terms of this letter of agreement are the subject of a signed letter of intent dated April 4, 2002 discussed below.

Solana and MeltroniX entered into a letter of agreement April 4, 2002. Solana will provide $1.3 million in the form of a convertible note that will integrate into the offering described in Meltronix' January 2002 initial filing of a registration statement on Form S-2 with the Securities and Exchange Commission, which is subject to amendment. The $1.3 million convertible note shall have a conversion price of 25% discount to market. The note shall consist of three transactions:

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

At June 30, 2002 Solana had provided a total of $360,000 in cash to MeltroniX which was converted into 9,896,429 shares on June 14, 2002. Since June 30, 2002 an additional $42,000 has been provided by Solana and converted into an additional 847,775 shares of common stock.

NOTE 4 - EFFECTS OF INCOME TAXES

The Company has recorded a provision only for California minimum corporate taxes for the six months ended June 30, 2002, since the Company's operations have generated operating losses for both financial reporting and income tax purposes. A 100% valuation allowance has been provided on the total deferred income tax assets, as they are not more likely than not to be realized.

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

                                 MELTRONIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - NET INCOME (LOSS) PER SHARE

The computation of diluted loss per share for both six month periods ended June 30, 2002 and 2001, excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants and convertible preferred shares because their effect was antidilutive due to losses incurred by the Company.

NOTE 6 - CONVERTIBLE DEBT AND RELATED FINANCE CHARGES

Non-cash interest and finance expense represents non-cash charges for beneficial conversion features of issued notes payable of $278,000. The expense of $278,000 is a non-cash charge posted to the capital account of the Company due to the amortization of beneficial conversion features of an aggregate $700,000 of notes payable issued, $500,000 of which were issued in 2001 and the remaining note was issued in January 2002. In addition, in connection with the notes aggregating $500,000, the Company has granted stock options that are conditional upon conversion of the notes by the holders. At such time the notes become convertible, the stock options will be valued at the then existing fair market value under the Black-Scholes model of valuing stock options.

NOTE 7 - EQUITY TRANSACTIONS

During the six months ended June 30, 2002, MeltroniX entered into a marketing service agreement that provides for payment via issuance of shares in lieu of cash for the services provided. In June 2002, the contract, described below, was put on hold and no further payments or stock accrue to Gemini Capital, LLC until such time as management restarts the agreement.

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

Compensation:

1. The initial payment of 200,000 shares were issued March 6, 2002 creating a non-cash expense of $26,000.
2. Starting May 1, 2002 Gemini Capital, LLC will receive 100,000 shares monthly for a period of twelve months. Each monthly issuance will create a non-cash expense of $13,000.
3. Gemini Capital, LLC agrees to accrue a $5,000 per month cash fee and carry the balance forward until MeltroniX completes its first round of funding of an amount in excess of $300,000, or, if mutually acceptable by the parties, convert the outstanding balance into equity. Subsequent to funding in excess of $300,000, MeltroniX will pay the monthly $5,000 fee in cash.

The fee for successful introductions resulting in either equity or debt financing will be 5% of the total amount raised, less the cash fees collected, and 5% in warrants coverage calculated as follows: gross proceeds to MeltroniX times 5%, divided by the closing price at the closing date.

                                 MELTRONIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

During the three months ended June 30, 2002, MeltroniX entered into a loan with a Vancouver firm secured by 4,000,000 shares of MeltroniX common stock. The amount of loan proceeds would be 60% of the fair market value (trading price) of the 4,000,000 shares at the time of funding. Mr. Czajkowski, the Chief Executive Officer, signed the loan document and delivered four certificates (1,000,000 shares each) to an escrow account. As we later found out, the shares were ultimately deposited into an account at ViewTrade Securities, Inc without knowledge or approval by MeltroniX. MeltroniX has never received the proceeds from this loan and subsequently halted transfer of the shares. ViewTrade Securities, Inc. sued MeltroniX and its transfer agent, Public Stock Transfer in Clark County (Las Vegas), Nevada district court for the shares and the legal costs incurred to date. As part of the lawsuit, ViewTrade sought and obtained a temporary restraining order requiring Public Stock Transfer and MeltroniX to deliver the shares to avoid further (alleged) damages to ViewTrade while trial pends. Faced with a TRO, MeltroniX agreed to deliver the shares; but the underlying lawsuit (for damages caused by stopping transfer of the certificates) still remains.

MeltroniX has hired local counsel to defend the lawsuit. An answer is due September 4. The next step is a TRO hearing currently scheduled for this Wednesday, August 21. MeltroniX will seek a continuance of this hearing while the parties seek settlement.

MeltroniX posted a $280,000 expense in the second quarter of 2002 for this transaction into selling, general and administrative expenses.

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

THREE MONTHS ENDED JUNE 30, 2002 AND 2001
-----------------------------------------

The following discussion and analysis compares the results of operations for the fiscal quarter ended June 30, 2002 and 2001, and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included within this report.

NET SALES were $84,000 and $740,000 for the three months ended June 30, 2002 and 2001, respectively. Net sales decreased $656,000 or 88.6%. The decrease in net sales is primarily the result of discontinued or decreased sales. Microsource totaled zero in the second quarter of 2002 and $154,000 in the second quarter of 2001. Schlumberger totaled $26,000 in the second quarter of 2002 and $209,000 in the second quarter of 2001. All others totaled $58,000 in the first six months of 2002 and $377,000 in the first six months of 2001.

COST OF GOODS SOLD was $388,000 (461.9% of sales) and $634,000 (85.7% of sales) for the three months ended June 30, 2002 and 2001, respectively. Cost of goods sold decreased $246,000 or 38.8%. The decrease in cost of goods sold is due to the decrease in sales volume from customers, offset by some semi-fixed costs such as depreciation and rent that do not fluctuate with sales volume.

GROSS PROFIT (LOSS) was $(304,000) (-361.9% of net sales) and $106,000 (14.3% of net sales) for the three months ended June 30, 2002 and 2001, respectively. Gross profit decreases $410,000 or 386.8%. The decrease in gross profit is attributable to the decrease in net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES were $1,085,000 (1291.7% of sales) and $433,000 (58.5% of sales) for the three months ended June 30, 2002 and 2001, respectively. Selling, general and administrative expenses increased $652,000 or 150.6%. Stock issuance expense totaled $364,000 in the second quarter of 2002 and $39,000 in the second quarter of 2001. Services from Gemini Capital, Inc. totaled $54,000 in the second quarter of 2002 and zero in the second quarter of 2001.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES were $86,000 (102.4% of sales) and $93,000 (12.6% of sales) for the three months ended June 30, 2002 and 2001, respectively. Engineering and product development expenses decreased $7,000 or 7.5%. The decrease is due to continued cost awareness by the staff.

INTEREST EXPENSE was $78,000 (92.9% of sales) and $43,000 (5.8% of sales) for the three months ended June 30, 2002 and 2001, respectively. Interest expense increased $35,000 or 81.4%. The primary cause of the increase was interest on additional notes payable.

NON-CASH INTEREST EXPENSE was $39,000 (46.4% of sales) and $1,308,000 (176.8% of sales) for the three months ended June 30, 2002 and 2001, respectively. Non-cash interest expense decreased $1,269,000 or 97.0%. Non-cash interest and finance expense represents non-cash charges for beneficial conversion into Company equity of issued notes payable. The expense of $39,000 is a non-cash charge posted to the capital account of MeltroniX due to the beneficial conversion features of an aggregate $500,000 of notes payable issued in 2001 with an aggregate beneficial conversion expense of $312,500 being amortized through the maturity date of the notes in December 2002. However, if MeltroniX files a registration statement to register the underlying securities of the convertible notes payable, MeltroniX will immediately recognize the unamortized portion of the beneficial conversion expense. In addition, MeltroniX has granted stock options that are conditional upon conversion of the notes by the holders. At such time the notes become convertible, the stock options will be valued at the then existing fair market value under the Black-Scholes model of valuing stock options.

PROVISION FOR INCOME TAXES was recorded for the minimum California Franchise income taxes for the three months ended June 30, 2002, since MeltroniX's operations have generated operating losses for both financial reporting and income tax purposes. A 100% valuation allowance has been provided on the total deferred income tax assets, as they are not more likely than not to be realized.

MeltroniX believes that it has incurred an ownership change pursuant to Section 382 of the Internal Revenue Code, and, as a result, MeltroniX believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations.

DIVIDENDS were $51,000 and $51,000 for the three months ended June 30, 2002 and 2001, respectively. A Preferred Stock shareholder retroactively declined to accept dividends on Preferred Shares resulting in a benefit to MeltroniX of approximately $2,000 in the second quarter of 2001 and continued benefit in the form of a lesser continuing charge to dividends in all subsequent periods.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001
---------------------------------------

The following discussion and analysis compares the results of operations for the six months ended June 30, 2002 and 2001, and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included within this report.

NET SALES were $573,000 and $1,625,000 for the six months ended June 30, 2002 and 2001, respectively. Net sales decreased $1,052,000 or 64.7%. The decrease in net sales is primarily the result of discontinued or decreased sales. Microsource totaled zero in the first six months of 2002 and $469,000 in the first six months of 2001. Schlumberger totaled $402,000 in the first six months of 2002 and $451,000 in the first six months of 2001. All others totaled $171,000 in the first six months of 2002 and $705,000 in the first six months of 2001.

COST OF GOODS SOLD was $806,000 (140.7% of sales) and $1,389,000 (85.5% of sales) for the six months ended June 30, 2002 and 2001, respectively. Cost of goods sold decreased $583,000 or 42.0%. The decrease in cost of goods sold is due to the decrease in sales volume from customers, offset by some semi-fixed costs such as depreciation and rent that do not fluctuate with sales volume.

GROSS PROFIT (LOSS) was $(233,000) (40.7% of net sales) and $236,000 (14.5% of net sales) for the six months ended June 30, 2002 and 2001, respectively. Gross profit decreases $469,000 or 198.7%. The decrease in gross profit is attributable to the decrease in net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES were $1,449,000 (252.9% of sales) and $1,017,000 (62.6% of sales) for the six months ended June 30, 2002 and 2001, respectively. Selling, general and administrative expenses increased $432,000 or 42.5%. Stock issuance expense totaled $314,000 in the first six months of 2002 and $46,000 in the first six months of 2001. Services from Gemini Capital, Inc. totaled $80,000 in the first six months of 2002 and zero in the first six months of 2001.

ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES were $164,000 (28.6% of sales) and $291,000 (17.9% of sales) for the six months ended June 30, 2002 and 2001, respectively. Engineering and product development expenses decreased $127,000 or 43.6%. The decrease is primarily comprised of staff downsizing and completion of process and products development costs that were necessary to bring new technology expertise for BGA, flip chip, fine pitch wire bonding, and other semiconductor interconnect technologies.

INTEREST EXPENSE was $119,000 (20.8% of sales) and $83,000 (5.1% of sales) for the six months ended June 30, 2002 and 2001, respectively. Interest expense increased $36,000 or 43.4%. The primary cause of the increase was interest on additional notes payable.

NON-CASH INTEREST EXPENSE was $278,000 (48.5% of sales) and $1,456,000 (89.6% of sales) for the six months ended June 30, 2002 and 2001, respectively. Non-cash interest expense decreased $1,178,000 or 80.9%. Non-cash interest and finance expense represents non-cash charges for beneficial conversion into Company equity of issued notes payable. The expense of $200,000 is a non-cash charge posted to the capital account of MeltroniX due to beneficial conversion features of a $200,000 convertible debenture issued to La Jolla Cove Investors, Inc. in exchange for cash of $200,000 received by MeltroniX in January 2002. The expense of $78,000 is a non-cash charge posted to the capital account of MeltroniX due to the beneficial conversion features of an aggregate $500,000 of notes payable issued in 2001 with an aggregate beneficial conversion expense of $312,500 being amortized through the maturity date of the notes in December 2002. However, if MeltroniX files a registration statement to register the underlying securities of the convertible notes payable, MeltroniX will immediately recognize the unamortized portion of the beneficial conversion expense. In addition, MeltroniX has granted stock options that are conditional upon conversion of the notes by the holders. At such time the notes become convertible, the stock options will be valued at the then existing fair market value under the Black-Scholes model of valuing stock options.

PROVISION FOR INCOME TAXES was recorded for the minimum California Franchise income taxes for the six months ended June 30, 2002, since MeltroniX's operations have generated operating losses for both financial reporting and income tax purposes. A 100% valuation allowance has been provided on the total deferred income tax assets, as they are not more likely than not to be realized.

MeltroniX believes that it has incurred an ownership change pursuant to Section 382 of the Internal Revenue Code, and, as a result, MeltroniX believes that its ability to utilize its current net operating loss and credit carryforwards in subsequent periods will be subject to annual limitations.

DIVIDENDS were $101,000 and $(7,000) for the six months ended June 30, 2002 and 2001, respectively. Dividends increased $108,000. Several Preferred Stock shareholders retroactively declined to accept dividends on their Preferred Shares resulting in a benefit to MeltroniX of approximately $112,000 in the first quarter of 2001 and continued benefit in the form of a lesser continuing charge to dividends in all subsequent periods.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2002, MeltroniX financed its operations through the issuance of a convertible debenture for $200,000, the receipt of an additional $222,000 from United States Semiconductor Corporation ("USSC") and the receipt of an additional $360,000 from Solana Venture Group, LP. During the first six months of 2002, operating activities used $1,071,000. MeltroniX's sources of liquidity at June 30, 2002 consist of trade accounts receivable of $9,000 and inventories of $35,000. There can be no assurance that MeltroniX will be successful in any of its financing activities.

The accompanying condensed consolidated financial statements have been prepared assuming MeltroniX will continue as a going concern. During the six months ended June 30, 2002, MeltroniX had negative cash flows from operations totaling $1,071,000. In addition, MeltroniX had a working capital deficit totaling $9,179,000 at June 30, 2002. Further, MeltroniX has not made timely payments and was not in compliance with certain debt, lease, and service agreements. MeltroniX must improve its profitability and obtain additional sources of liquidity through debt or equity financing to fund its operations, repay debt currently due and debt about to become due as well as its general working capital requirements. Management is currently monitoring its expenses in an effort to improve the effectiveness and efficiency of its available resources to assist in improving its profitability. Management is also currently exploring various debt and equity funding sources including and in addition to those described below. There can be no assurance that any additional financing will be available to MeltroniX on a timely basis or on acceptable terms or at all. MeltroniX' inability to accomplish these goals will have a materially adverse effect on MeltroniX' business, consolidated financial condition and operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In February 2001, MeltroniX executed a letter of intent USSC for a proposed transaction, which, if consummated, would provide that USSC will (i) grant MeltroniX an exclusive, non transferable license for the use of USSC's technology in exchange for a percentage to be determined of MeltroniX' common stock, and (ii) purchase a percentage yet to be determined of the common stock of MeltroniX. The expenses to further develop the technology to a commercially feasible and manufacturable level are to be born by USSC. Once established, MeltroniX is to manufacture the developed products and, upon sale, will be obligated to pay USSC a royalty, the amount of which has yet to be agreed upon. As of June 30 2002 MeltroniX has received an aggregate $1,296,000 from USSC. Since June 30, 2002 MeltroniX has received an additional $46,000 bringing the total to $1,342,000. Management is continuing its discussion with USSC in anticipation of executing a definitive agreement. The consummation of the transactions contemplated by the letter of intent are subject to a number of conditions that are outside the control of MeltroniX and, therefore, there is no assurance that such transactions will be successfully completed.

Solana and MeltroniX entered into a letter of agreement in July 2001 and Solana provided MeltroniX with $150,000 advance. The $150,000 was converted into MeltroniX Common Stock at $.07 per share on June 14, 2002. The other terms of the letter of agreement were not fulfilled and are not active terms. The terms of this letter of agreement are the subject of a signed letter of intent dated April 4, 2002 discussed below.

Solana and MeltroniX entered into a letter of agreement April 4, 2002. Solana will provide $1.3 million in the form of a convertible note that will integrate into the offering described in Meltronix' January 2002 filing of a registration statement on Form S-2 with the Securities and Exchange Commission, which is subject to amendment. The $1.3 million convertible note shall have a conversion price of 25% discount to market. The note shall consist of three transactions:

4. $500,000 (in consideration of $150,000 cash discussed in above paragraph, $150,000 as a fee to Solana for ongoing due diligence and $200,000 in new funds upon execution of the note. Solana wishes to convert this amount and take delivery of the restricted stock).
5. Ten days after the delivery of the stock in item #1 above Solana will provide $300,000 that will be converted to restricted stock.
6. Fifteen days after the delivery of the stock in item #2 Solana will provide $500,000 that will be converted to restricted stock.

At June 30, 2002 Solana had provided a total of $360,000 in cash to MeltroniX which was converted into 9,896,429 shares on June 14, 2002. Since June 30, 2002 and additional $42,000 has been provided by Solana and converted into an additional 847,775 shares of common stock.

During the three months ended June 30, 2002, MeltroniX entered into a loan with a Vancouver firm secured by 4,000,000 shares of MeltroniX common stock. The amount of loan proceeds would be 60% of the fair market value (trading price) of the 4,000,000 shares at the time of funding. Mr. Czajkowski, the Chief Executive Officer, signed the loan document and delivered four certificates (1,000,000 shares each) to an escrow account. As we later found out, the shares were ultimately deposited into an account at ViewTrade Securities, Inc without knowledge or approval by MeltroniX. MeltroniX has never received the proceeds from this loan and subsequently halted transfer of the shares. ViewTrade Securities, Inc. sued MeltroniX and its transfer agent, Public Stock Transfer in Clark County (Las Vegas), Nevada district court for the shares and the legal costs incurred to date. As part of the lawsuit, ViewTrade sought and obtained a temporary restraining order requiring Public Stock Transfer and MeltroniX to deliver the shares to avoid further (alleged) damages to ViewTrade while trial pends. Faced with a TRO, MeltroniX agreed to deliver the shares; but the underlying lawsuit (for damages caused by stopping transfer of the certificates) still remains.

MeltroniX has hired local counsel to defend the lawsuit. An answer is due September 4. The next step is a TRO hearing currently scheduled for this Wednesday, August 21. MeltroniX will seek a continuance of this hearing while the parties seek settlement.

MeltroniX posted a $280,000 expense in the second quarter of 2002 for this transaction into selling, general and administrative expenses.

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

     o ACCOUNTING FOR INCOME TAXES. As part of our operations we calculate the related taxes, or tax benefits resulting from our operations. This process requires estimation of certain components of the temporary differences that arise between our results of operations for financial and income tax reporting purposes. We have recorded a 100% valuation allowance on our deferred tax assets at June 30, 2002 and December 31, 2001. These assets, the largest portion being that attributable to federal and state net operating loss carryovers, have been reserved due to the uncertainties related to our ability to generate sufficient taxable income in future periods.

     o STOCK-BASED COMPENSATION. We will, at times, issue stock or stock equivalents as part of a transaction or as compensation for employees, directors, or vendors and others outside our company. We use the "intrinsic value" method for recording stock-based compensation for stock options granted to our employees and directors and the "fair value" method for recording transactions with vendors and other outsiders. The determination of fair value requires a certain amount of judgment and estimation of market value based on the trading value of our securities, which have experienced low volumes of trading and high volatility in the stock price. In the fourth quarter of the year ended December 31, 2001, we canceled all of the existing options previously granted to our employees. In July 2002, we issued new options to those employees who were still with the Company.

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

         The FASB also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The standard is effective for fiscal years beginning after December 15, 2001, and is not expected to have a material effect on the financial statements.

FUTURE OPERATING RESULTS

    USSC, a privately held corporation, was formed in 1998 to leverage a new technology called RHI-NO, under exclusive licenses from Lawrence Livermore National Laboratories. This technology improves the radiation tolerance of commercially available semiconductors. Tests at Sandia Labs indicate it should also improve the speed and power characteristics of most chip devices, which could open up large commercial applications. The worldwide market for radiation tolerant semiconductors is estimated to be $1.3 Billion and growing. Traditional chip suppliers have moved away from space and military markets, which require radiation hardened solutions. Computer and Internet production preoccupy the major micro-electronic suppliers today. Current world events have created an unprecedented urgency for devices to be used in tactical platforms, commercial and government communications, and surveillance satellites, as well as ground systems security.

    This confluence of MeltroniX manufacturing capabilities and USSC need for production and marketing skills to rationalize RHI-NO has resulted in truly extraordinary timed synergy for investors and for the nation. In February of 2001, USSC and MeltroniX signed a Letter of Intent (LOI) to purchase 50% of the stock of MeltroniX. Included in this deal is the granting of exclusive license for RHI-NO technology. This process is underway as USS continues to raise funds from private investors to complete the transaction.

    The events of September 11th followed by unanimous passage by the U.S. Senate of a $395 Billion Defense budget October 3, 2001, will accelerate the demand of improved surveillance and tactical systems and the radiation tolerant electronic devices to make them work. On September 27, 2001,,the MeltroniX Board announced new management under the leadership of Robert Czajkowski as CEO, and a new focus on space and military business. The technology is imminent, the organization is developing, the market is unfolding, and successful exploitation of these elements is in the hands of experienced, proven management.

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

On October 18, 2000, MeltroniX was notified by the United States Bankruptcy Court that Lucien A. Morin, II, as Chapter 7 Trustee of H. J. Meyers & Co., Inc. is seeking from MeltroniX 1,000,000 common stock purchase warrants with a term of five years from November 19, 1997, an exercise price of $1.00 per share, and certain registration rights under a contract between MeltroniX and H.J. Meyers, Co. MeltroniX has responded that H. J. Meyers & Co. failed to fulfill its obligations under the contract, which was cancelled in August 1998 and that as a result no warrants are due. A settlement has been reached where all claims against MeltroniX are satisfied by a payment of $7,500.

During the three months ended June 30, 2002, MeltroniX entered into a loan with a Vancouver firm secured by 4,000,000 shares of MeltroniX common stock. The amount of loan proceeds would be 60% of the fair market value (trading price) of the 4,000,000 shares at the time of funding. Mr. Czajkowski, the Chief Executive Officer, signed the loan document and delivered four certificates (1,000,000 shares each) to an escrow account. As we later found out, the shares were ultimately deposited into an account at ViewTrade Securities, Inc without knowledge or approval by MeltroniX. MeltroniX has never received the proceeds from this loan and subsequently halted transfer of the shares. ViewTrade Securities, Inc. sued MeltroniX and its transfer agent, Public Stock Transfer Company dba Public Stock Transfer in Clark County (Las Vegas), Nevada district court for the shares and the legal costs incurred to date. As part of the lawsuit, ViewTrade sought and obtained a temporary restraining order requiring Public Stock Transfer and MeltroniX to deliver the shares to avoid further (alleged) damages to ViewTrade while trial pends. Faced with a TRO, MeltroniX agreed to deliver the shares; but the underlying lawsuit (for damages caused by stopping transfer of the certificates) still remains.

MeltroniX has hired local counsel to defend the lawsuit. An answer is due September 4. The next step is a TRO hearing currently scheduled for this Wednesday, August 21. MeltroniX will seek a continuance of this hearing while the parties seek settlement.

MeltroniX posted a $280,000 expense in the second quarter of 2002 for this transaction into selling, general and administrative expenses.

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

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company's annual meeting of stockholders was held on July 9, 2002 at the MeltroniX, Inc. corporate offices. Stockholders of record at the close of business June 3, 2002 were entitled to notice of and to vote in person or by proxy at the annual meeting. At the date of record there were 30,630,525 shares of common stock outstanding each entitled to one vote per share and 8,230,780 shares of preferred stock entitled to three votes per share. The matters presented for vote received the required votes for approval and had the following total, for, against and abstained as noted below.

1. To elect directors for the ensuing year, to serve until the next Annual Meeting of Stockholders and until the successors are elected and have qualified:

----------------------------------------------------------------------------------------------------------------------
                                    Total Shares                        For                    Withheld Authority
----------------------------------------------------------------------------------------------------------------------
                                 Voted           %               Votes           %             Votes          %
----------------------------------------------------------------------------------------------------------------------
Robert M. Czajkowski             38,348,800        69.3%         38,344,300        69.3%           4,500         0.0%
----------------------------------------------------------------------------------------------------------------------
Stephen P. Meyer                 38,348,800        69.3%         38,348,800        69.3%               -         0.0%
----------------------------------------------------------------------------------------------------------------------
Paul H. Neuharth, Jr.            38,348,800        69.3%         38,278,460        69.2%          70,340         0.0%
----------------------------------------------------------------------------------------------------------------------
David M. Salva, Ph.D.            38,348,800        69.3%         38,327,050        69.3%          21,750         0.0%
----------------------------------------------------------------------------------------------------------------------
David J. Strobel                 38,348,800        69.3%         38,299,300        69.2%          49,500         0.0%
----------------------------------------------------------------------------------------------------------------------

2. Haskell & White LLP was appointed as independent accountants of the Company for the fiscal year ended December 31, 2002 with a vote of 38,271,400 for ratification of appointment.

3. Adopted the shareholder resolution amending Article III of the Amended and Restated Articles of Incorporation of MeltroniX, Inc with a vote of 38,183,013 for ratification.

4. Adopted the shareholder resolution to amend Article III, Section 1 of the Bylaws of MeltroniX, Inc with a vote of 38,176,798 for ratification.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            Reports on Form 8-K.

            8-K   filed on April 17, 2002 to announce appointment of Stephen
                  P. Meyer to fill vacancy on Meltronix Board of Directors.

           8-K filed on July 19, 2002 to announce the move of corporate headquarters on July 3, 2002 and the results of the Annual Meeting and Special Meeting both held July 9, 2002.

At the Annual Meeting of the Shareholders held July 9, 2002, the following directors were elected to the MeltroniX Board of Directors: Robert M. Czajkowski, Stephen P. Meyer, Paul H. Neuharth, Jr., David M. Salva, and David
J. Strobel. Also on July 9, 2002, these Board members appointed Scott Weinbrandt to the Board.

At a Special Meeting of the Shareholders also held on July 9, 2002, MeltroniX shareholders approved an increase in authorized shares of common stock from 50,000,000 to 130,000,000 shares. MeltroniX plans to use the additional authorized shares for issuance in exchange for new capital, issuance in exchange for the restructuring of outstanding payables and other debt obligations, and/or reservation of shares of common stock for possible conversions by holders of Series A Preferred Stock, notes, options, warrants, and other agreements granting a right to convert into common stock, including options currently held by or issued in the future to directors and employees.

As of July 3, 2002, MeltroniX moved its headquarters to 4205 Ponderosa Avenue, San Diego, California 92123.

            The Exhibits filed as part of this report are listed below.

            Exhibit No.      Description
            -----------      -------------------

           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MELTRONIX, INC.
                                       (Registrant)

Date:    August 20, 2002               By:      /s/  Robert M. Czajkowski
       -----------------------             -------------------------------------
                                           Robert M. Czajkowski
                                           President and Chief Executive
                                             Officer, Director

Date:    August 20, 2002               By:      /s/  Randal D. Siville
       -----------------------             -------------------------------------
                                           Randal D. Siville
                                           Vice President of Finance,
                                           Chief Financial Officer and Assistant
                                           Secretary (Principal Financial and
                                           Accounting Officer)